Form 10-Q
period 2007-06-30
GEOVIC MINING CORP.
filed 2007-08-28
CIK 1398005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-526468

GEOVIC MINING CORP.

(Exact name of registrant as specified in its charter)

DELAWARE	20-5919886
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days:

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

              Large Accelerated Filer   ☐   Accelerated Filer   ☐  Non-accelerated filer ý

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes   ☐   No    ý

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

100,852, 488
Common Shares, $0.0001 par value, outstanding at August 23, 2007

EXPLANATORY NOTES

Geovic Mining Corp. (“Geovic Mining” or “Company”) registered its $0.0001 par value common stock under the Securities Exchange Act of 1934, as amended, (the “1934 Act”) by filing a Registration Statement on Form 10 on May 14, 2007. The Registration Statement became effective July 13, 2007. This Quarterly report on Form 10-Q for the quarter and six months ended June 30, 2007 is the first periodic report we have filed under the 1934 Act.

Financial Information Included in This Document

This Quarterly Report on Form 10-Q includes financial and other information as of and for the quarter and six month periods ended June 30, 2007 and 2006.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Geovic Mining Corp
(an exploration stage company)

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited)
(United States dollars)

	June 30, 2007 $	December 31, 2006 $

ASSETS
Current
Cash and cash equivalents	86,234,943	9,373,870
Accounts receivable	313,590	7,654
Prepaid expenses	93,760	83,271
Total Current Assets	86,642,293	9,464,795
Property, plant and equipment (note 4)	264,125	201,869
Mineral property costs (note 5)	783,528	-
Deposits	61,785	65,163
Total Assets	87,751,731	9,731,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accrued liabilities and other payables	1,581,257	913,138
Income tax payable	603,397	859,697
Minority interest (note 6)	4,192,445	-
Total Current Liabilities	6,377,099	1,772,835
Contingent liability (note 9(a))	240,863	240,863
Total Liabilities	6,617,962	2,013,698

Commitments and contingencies (note 9)	-	-

Stockholders’ Equity (note 8)
Preferred stock, par value of $.0001, 50,000,000 shares
authorized and 0 (2006- 6,000,000) shares issued and outstanding	-	600
Common stock, par value of $.0001, 200,000,000 shares authorized
and 100,707,788 (2006 – 62,142,943) shares issued and outstanding	10,071	6,214
Stock purchase warrants	15,747,657	3,074,845
Additional paid in capital	102,136,127	37,281,909
Deficit accumulated during the exploration stage	(36,760,086)	(32,645,439)
Total Stockholders’ Equity	81,133,769	7,718,129
Total Liabilities and Stockholders’ Equity	87,751,731	9,731,827

See accompanying notes

Geovic Mining Corp (an exploration stage company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(Unaudited)
(United States dollars)

	Three Months Ended		Six Months Ended		Since Inception $
	June 30, 2007 $	June 30, 2006 $	June 30, 2007 $	June 30, 2006 $

Revenue	-	-	-	-	-

Expenses
Exploration costs (note 6)	1,982,384	596,806	3,429,600	945,191	17,671,108
Head office and management	991,315	517,254	1,918,944	703,583	7,518,897
Stock based compensation (note 7)	161,627	-	345,626	-	11,868,880
Interest and bank charges	1,055	391	1,867	720	28,952
Depreciation	14,660	11,188	26,638	22,376	731,057
	3,151,041	1,125,639	5,722,675	1,671,870	37,818,894
Minority interest (note 6)	900,760	-	900,760	-	900,760
Interest and other income	840,511	7,266	1,079,268	12,932	1,389,745

Net loss before income taxes	(1,409,770)	(1,118,373)	(3,742,647)	(1,658,938)	(35,528,389)
Income tax expense	338,000	160,721	372,000	238,405	1,231,697
Net and comprehensive loss for the period	(1,747,770)	(1,279,094)	(4,114,647)	(1,897,343)	(36,760,086)

Basic and diluted loss per share	(0.02)	(0.06)	(0.05)	(0.08)

Basic and diluted weighted average number
of common shares	82,942,604	21,112,187	82,942,604	21,112,187

See accompanying notes

Geovic Mining Corp (an exploration stage company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (United States dollars)

	Three months ended		Six months ended
	June 30, 2007 $	June 30, 2006 $	June 30, 2007 $	June 30, 2006 $

OPERATING ACTIVITIES
Net loss for the period	(1,747,770)	(1,279,094)	(4,114,647)	(1,897,343)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	14,660	11,188	26,638	22,376
Stock based compensation expense	161,627	—	345,626	—
Changes in non-cash operating
working capital:
Increase in accounts receivable	(138,177)	29,005	(305,936)	26,875
Increase in prepaid expenses	(35,209)	—	(10,489)	—
Decrease in deposits	—	—	3,378	—
Increase in other current assets	—	(13,281)	—	(13,281)
Increase in accrued liabilities and other payables	583,651	1,341	668,119	26,288
Decrease in income tax payable	212,300	160,721	(256,300)	238,405
Cash used in operating activities	(948,918)	(1,090,120)	(3,643,611)	(1,596,680)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(41,053)	—	(88,894)	—
Purchases of mineral property	(783,528)	—	(783,528)	—
Purchases of short-term investments	—	(1,991,095)	—	(1,991,095)
Cash used in investing activities	(824,581)	(1,991,095)	(872,422)	(1,991,095)

FINANCING ACTIVITIES
Change in minority interest	4,192,445	—	4,192,445	—
Proceeds from issuance of common and preferred
stock	28,802,231	4,714,098	67,158,300	4,714,098
Proceeds from issuance of stock purchase warrants	5,612,831	—	13,093,286	—
Proceeds from exercise of stock options and stock
purchase warrants	1,893,046	18,128	1,933,770	18,130
Share issue costs	(1,825,123)	—	(5,000,694)	—
Cash provided by financing activities	38,675,430	4,732,226	81,377,106	4,732,228

Net increase in cash and cash equivalents	36,901,931	1,651,011	76,861,073	1,144,453
Cash and cash equivalents, beginning of period	49,333,012	428,780	9,373,870	935,338
Cash and cash equivalents, end of period	86,234,943	2,079,791	86,234,943	2,079,791

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Geovic Mining Corp. (the “Company”) is incorporated under the laws of the state of Delaware. The Company owns 100% of the shares of Geovic, Ltd. (“Geovic”), a company that has been in the mining exploratory stage since its inception. The Company acquired Geovic and other entities December 1, 2006 through a reverse takeover (the “RTO”), pursuant to an agreement (the “Arrangement Agreement”) dated as of September 20, 2006, as amended October 31, 2006, entered into among the Company, Geovic, Geovic Finance Corp. (“FinCo”) and William A. Buckovic (“Buckovic”). For financial reporting purposes Geovic is treated as the acquiring entity. Geovic is engaged in the business of exploring for nickel, cobalt, and related minerals through its majority-owned (60%) subsidiary, Geovic Cameroon, PLC (“GeoCam”), a financially dependent public limited company duly organized and incorporated under the laws of the Republic of Cameroon.

On March 6, 2007, the Company incorporated a new subsidiary, Geovic Energy Corp., under the laws of the state of Colorado. On March 29, 2007 Geovic Energy Corp. formed a new subsidiary, Pawnee Drilling, LLC, under the laws of the state of Colorado. The Company is an exploration stage company in the process of planning to develop its mineral properties through its subsidiaries and has not yet determined whether these properties contain reserves that are economically recoverable.

2. BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and accordingly do not include all disclosures required for annual financial statements.

With the exception to the new accounting pronouncements discussed in note 3, these interim consolidated financial statements follow the same significant accounting policies and methods of application as the Company’s audited annual consolidated financial statements for the year ended December 31, 2006 (the “Annual Financial Statements”). The interim consolidated financial statements should be read in conjunction with the Annual Financial Statements.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for these interim periods are not necessarily indicative of the result that may be expected for the full fiscal year ending December 31, 2007.

3. NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. Statement 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. Management has not yet determined the impact, if any, the adoption of SFAS No. 159 will have on our financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company plans to adopt SFAS No. 157 beginning in the first quarter of fiscal 2008. Management has not yet determined the impact, if any, the adoption of SFAS No. 157 will have on the Company’s financial position.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48,

Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have an impact on the Company’s financial statements.

4. PROPERTY, PLANT AND EQUIPMENT

As of the end of the period, property, plant and equipment consisted of the following:

	June 30, 2007 $	December 31, 2006 $

Machinery and equipment	344,748	344,748
Vehicles	182,412	177,984
Office furniture and equipment	256,239	171,773
	783,399	694,505
Less accumulated depreciation	(519,274)	(492,636)
	264,125	201,869

5. MINERAL PROPERTY

During the three months ended June 30, 2007, the Company, through its wholly-owned subsidiary Geovic Energy Corp. entered into mineral lease agreements with a number of parties in Colorado for cash consideration of $783,528. These lease agreements give the Company the right to explore for, develop and produce certain minerals on these properties for periods specified in the agreements which under certain circumstances can be extended. To date, the Company has not made expenditures for evaluation of the economic viability of these properties.

Total
$
Mineral property costs, March 31, 2007	-
Expenditures during the year	783,528
Mineral property costs, June 30, 2007	783,528

6. EXPLORATION AND DEVELOPMENT COSTS

The following is a summary of the exploration and development costs incurred by the Company.

	Three Months Ended		Six Months Ended
	June 30, 2007 $	June 30, 2006 $	June 30, 2007 $	June 30, 2006 $	Since Inception $
Property evaluation	982,436	243,052	2,064,102	440,603	8,461,845
Metallurgical studies	87,994	74,755	253,375	74,755	2,220,337
Exploration office costs	678,896	278,999	828,434	429,833	6,705,237
	1,749,326	596,806	3,145,911	945,191	17,387,419
Other projects:
Colorado	217,985	-	243,367	-	243,367
Arizona	9,948	-	35,154	-	35,154
Other projects	5,125	-	5,168	-	5,168
	233,058	-	283,689	-	283,689
Total exploration and development costs	1,982,384	596,806	3,429,600	945,191	17,671,108

From the inception of the Cameroon project through January 1, 2007, Geovic advanced all operating expenditures on behalf of GeoCam and all such expenditures were consolidated on the accounts of the Company. These expenditures are currently being reviewed by the minority shareholders of GeoCam.

On April 12, 2007, GeoCam shareholders approved a GeoCam capital increase through the issuance of 650,000 new shares at 10,000 CFA francs per share, or a total of 6.5 billion CFA francs (equivalent to approximately $13.5 million). All of the new shares approved for issuance were purchased by or for the accounts of the shareholders of GeoCam, including Geovic, in their respective ownership interests prior to the capital increase. The share purchases were completed by May 12, 2007. As a result, GeoCam received funds that are, pending expenditure, being held by GeoCam in $ and CFA francs accounts in the Cameroon branch of a large international bank. This increase in capital is being used to fund GeoCam’s operating costs for 2007.

The minority interest balance at June 30, 2007 represents the remaining funds on hand from amounts advanced to GeoCam in connection with adoption of the 2007 GeoCam budget. The difference between the $4,192,445 and the total amount advanced, $5,093,205, represents the minority shareholders' share of the 2007 budgeted expenditures. Prior to 2007, no amounts were recognized regarding minority interest because there is currently no obligation for the minority interest to contribute toward these losses.

7. STOCK BASED COMPENSATION

Stock Options

The following table summarizes the Company’s stock option activity and related information for the six months ended June 30, 2007:

	Options Available for Grant #	Options Outstanding
		Number Outstanding #	Weighted-Average Exercise Price per Share $

Available and outstanding at December 31, 2006	1,961,114	13,038,886.35
Granted	-	-	-
Exercised	549,702	(555,512)	.07
Shareholder vote to increase options available	3,700,000	-	-
Available and outstanding at June 30, 2007	6,210,816	12,483,374.36

The following table summarizes information concerning options outstanding and exercisable as of June 30, 2007:

Exercise Price $	Number of Options #	Weighted Average Remaining Contract Life (in Years)	Weighted Average Exercise Price $

0.05	4,815,500	10	0.05
0.075	2,196,042	10	0.075
0.225	795,036	10	0.225
0.10	248,744	7	0.10
0.15	1,651,748	7	0.15
0.375	361,176	8	0.375
0.563	90,392	8	0.563
1.075	452,180	10	1.075
1.3	709,766	9	1.3
1.841	1,142,790	3	1.841
1.22	20,000	10	1.22
	12,483,374	9	0.36
Exercisable	12,208,374	9	0.32

The Company did not grant options during the six months ended June 30, 2007. At June 30, 2007, the Company had 275,000 unvested options outstanding with a weighted average exercise price of $1.841 (Cdn$1.95) per share and a weighted average remaining contractual life of 4 years. The Company expects that all of the unvested options will ultimately vest based on historical experience. The Company recorded $345,626 of stock-based compensation expense for the six months ended June 30, 2007 from the vesting of options granted in a previous year. As of June 30, 2007, total unrecognized stock-based compensation related to unvested options was approximately $227,000, which is expected to be recognized over a period of approximately nine months.

Restricted Stock Awards

The Company granted restricted stock of 5,595 shares to an employee during the fourth quarter of 2006 subject to certain vesting requirements (prior to RTO two-for-one exchange). The restricted stock vested during the six months ended June 30, 2007 and the Company recorded $8,720 of stock-based compensation expense.

8. SHAREHOLDERS’ EQUITY

The following table summarizes information concerning the changes in shareholders’ equity for the six months ended June 30, 2007:

	Preferred Shares		Common Shares		Share Purchase Warrants $	Additional paid-in capital $	Deficit $	Total $
	Shares #	Amount $	Shares #	Amount $

Balance, December 31, 2006	6,000,000	600	62,142,943	6,214	3,074,845	37,281,909	(32,645,439)	7,718,129
Conversion of preferred stock
to common stock	(6,000,000)	(600)	6,000,000	600	-	-	-	-

Issuance of common stocks	-	-	31,184,206	3118	-	67,155,043	-	67,158,161

Stock purchase warrants
issued	-	-	-	-	13,093,286	-	-	13,093,286

Share issue costs	-	-	-	-	-	(5,000,694)	-	(5,000,694)

Stock options exercised	-	-	555,512	56	-	77,650	-	77,706
Stock purchase warrants
exercised	-	-	825,127	83	(420,474)	2,276,593	-	1,856,202
Amortization of stock based
compensation	-	-	-	-	-	345,626	-	345,626

Net loss for the period	-	-	-	-	-	-	(4,114,647)	(4,114,647)

Balance, June 30, 2007	-	-	100,707,788	10,071	15,747,657	102,136,127	(36,760,086)	81,133,769

Public Offering

On March 6, 2007, the Company raised gross proceeds of Cdn$54 million in a public offering through agents of 21.6 million units (including the over-allotment option exercised by the agents) at Cdn$2.50 per unit. Each unit consisted of one common share of the Company and one-half of one common share purchase warrant of the Company. Each whole warrant entitles the holder to purchase one common share of the Company at a price of Cdn$3.00 for a period of five years following closing of the offering. The net proceeds received by the Company after payment of the cash commission to the agents (equal to 6% of the gross proceeds of the offering) were Cdn$50.76 million, equivalent to approximately $43.09 million. From this amount the Company will pay other expenses of the offering estimated to be approximately $500,000.

On April 27, 2007, the Company issued and sold 8,750,000 units (the “Units”) of the Company at a price of Cdn$4.00 per Unit (the “Issue Price”) for aggregate gross proceeds to the Company of Cdn$35 million ($31,335,500). Each Unit consisted of one common share and one-half of one common share purchase warrant (each whole warrant, a “Warrant”). Each Warrant entitles the holder thereof to purchase one common share at a price of Cdn$5.00 for 5 years following the closing date. From the gross proceeds the Company paid a cash commission to the underwriters equal to 5% of the gross proceeds of the offering and paid other expenses of the offering estimated to be approximately Cdn$171,000 ($157,000). The Company also granted to the underwriters an over-allotment option to purchase up to an additional 1,312,500 Units of the Company at the Issue Price which the underwriters were entitled to exercise for a period of up to 30 days following the closing date. The Company has issued and sold 834,200 Units to the underwriters for additional gross proceeds of Cdn$3,336,800 ($2,987,437) representing additional net proceeds of Cdn$3,160,950 ($2,844,855) after payment of the cash commission to the underwriters (equal to 5% of the additional gross proceeds).

Share Purchase Warrants

During the six months ended June 30, 2007, the Company issued 10,800,000 stock purchase warrants in connection with a financing dated March 6, 2007 and 4,792,100 stock purchase warrants in connection with a financing dated April 27, 2007. The contract life of the warrants is five years. The bifurcated fair value of the stock purchase warrants ($13,093,286) is estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: expected dividend: 0%; risk-free rate: 4.5% to 4.7%; expected volatility: 73.2% to 75.7%; and expected life: 3 years.

The following table summarizes the Company’s stock warrant activity and related information for the six months ended June 30, 2007:

	Number Outstanding #	Weighted-Average Exercise Price per Share $

Warrants outstanding at December 31, 2006	6,317,204	2.30
Issued	15,592,100	4.07
Warrants exercised	(825,127)	2.25
Warrants outstanding at June 30, 2007	21,084,177	3.74

Effective February 26, 2007, performance warrants to purchase up to 1,174,000 shares of Company stock, held by seven persons, became exercisable at $2.25 per share, with an expiration of March 6, 2010, leaving 1,825,000 performance warrants outstanding, all of which will vest upon completion of at least $18.25 million of additional equity financing at any time before June 1, 2008 (a “Follow on Offering”). On April 27, 2007, the Company completed a Follow on Offering exceeding $18.25 million and resulting in the issuance to seven persons of the final 1,825,000 performance warrants exerciseable at a price of $3.06 per share and exerciseable at anytime until April 27, 2010. As a result, all outstanding performance warrants have become vested.

Preferred Shares

As a consequence of the Company’s March 6, 2007 offering, the holders of 4,175,000 shares of Series A Preferred Stock exchanged their shares for a like number of newly issued shares of common stock, leaving 1,825,000 shares of Series A Preferred Stock outstanding as of March 31, 2007. Following the Company’s April 27, 2007 offering all outstanding Series A Preferred Shares were converted into a like number of shares of Company common stock. Therefore, there are no shares of Series A Preferred Stock outstanding as of June 30, 2007.

9. COMMITMENTS AND CONTINGENCIES

(a)	During the year ended December 31, 2003, Geovic received a grant from the United States Trade and Development Agency (USTDA). The grant reimburses Geovic for 50% of the cost of a feasibility study for the Company’s Cameroon mining project. The grant specifies that, if the project is successful, all grant reimbursement proceeds received by Geovic must be paid back to the USTDA. The proceeds would be paid back once project financing is acquired. If the project is unsuccessful, the reimbursement proceeds would be considered a grant and Geovic would not be required to pay back the USTDA. As of June 30, 2007 Geovic has received $240,863 in grant reimbursement proceeds from the USTDA. The Company has recorded a liability for this amount as of June 30, 2007. The liability is reported as a contingent liability on the June 30, 2007 and December 31, 2006 balance sheets.

(b)	The Company is committed to future minimum annual rent and lease payments of $341,400 under operating lease agreements for office space in Grand Junction, CO, USA and Yaoundé, Cameroon.

(c)	On November 8, 2006, Geovic entered into a patent license agreement with Inco Limited with respect to certain technological processes and equipment related to processing nickel and cobalt. As partial consideration for the agreement, Geovic paid Inco Limited an initial payment of $20,000. Geovic agreed to pay Inco a royalty based on the net selling price of production, as defined, up to maximum of $400,000 during each 12 month period subject to a total maximum consideration (exclusive of the initial payment) equal to $2 million.

(d)	GeoCam received a letter from the Minister of Industry, Mines and Technological Development of the Republic of Cameroon on March 20, 2006 requesting payment of surface area taxes of approximately $457,000 (CFA240, 000,000) and a penalty of the same amount for the period from 2003 to 2005. GeoCam has disputed this amount based on its interpretation of the Mining Convention signed on July 31, 2002 that GeoCam is only committed to pay this surface area tax once commercial exploitation begins. GeoCam has further disputed the amount of surface area subject to tax which reduces the estimated liability to $376,364 (CFA187,500,000).

GeoCam deposited with the Cameroon tax authority $116,764 (CFA62,500,000) on September 30, 2006 corresponding to the surface area tax for 2004. On November 30, 2006, GeoCam deposited with the Cameroon tax authority a further $259,600 (CFA125,000,000) corresponding to the surface area tax for 2005 and 2006. During the six months ending June 30, 2007, GeoCam deposited an additional $128,675 (CFA62,500,000) for the 2006 surface fee charges.

GeoCam believes, based on discussions with the litigation department of the Directorate of Taxation, that the litigation procedure whereby GeoCam contests the penalties related to the surface area will be a productive approach to resolve this matter. On January 17, 2007, GeoCam paid $57,170 (CFA29,500,000), representing approximately 10% of the total contested amount to be paid according to the provision of Article L121 of the fiscal procedures in force in order to proceed with the litigation procedure.

(e)	On April 9, 2007 GeoCam’s stockholders agreed upon the terms, conditions and fiscal arrangement for continued participation in the Cameroonian project by the Company’s wholly-owned subsidiary Geovic, Ltd. and the Cameroon minority shareholders. The agreement includes provisions consistent with Cameroon business laws for all shareholders to contribute financing as required to advance the project in 2007 and forward. The Company believes that the shareholders agreement is consistent with international mining industry standards and is compliant with Western Aftica (OHADA) business law.

10.	RELATED PARTY TRANSACTIONS

On June 6, 2004, Geovic entered into an agreement with Mineral Services, LLC related to project development, technical, financing, and marketing services. Mineral Services, LLC is owned by an unaffiliated person who became a director of the Company on December 1, 2006. Total fees paid to Mineral Services, LLC under the agreement for the six months ended June 30, 2007 were $10,000. (six month period ended June 30, 2006 - $20,000) Subsequent to June 30, 2007 Geovic paid Mineral Services, LLC $10,000.

11.	SUBSEQUENT EVENTS

Following the three months ended June 30, 2007, Geovic and GeoCam entered into a one-year services contract that became effective January 1, 2007. The contract covers the professional and technical services that Geovic and outside contractors expect to provide to GeoCam based on its annual approved budget during the contract term to facilitate the Cameroon project. The terms and conditions of the technical services contract are consistent with arm’s length provisions of third party service providers and the Company believes that the contract is consistent with international business standards.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (U.S. dollars in thousands, unless specified otherwise)
Overview

This Management’s Discussion & Analysis (“MD&A”) is intended to provide an analysis of Geovic Mining’s financial results for the years ended December 31, 2006 and 2005 compared to the previous years and for the quarter and six months ended June 30, 2007 compared to the comparable periods of the prior year. The consolidated financial statements for the comparative periods are those of Geovic, Ltd. (“Geovic”). Geovic was the acquirer for financial reporting purposes in the RTO described elsewhere in this quarterly report. These financial statements were prepared in accordance with United States generally accepted accounting principles. All amounts presented in the financial statements are in U.S. dollars unless indicated otherwise. Reference should also be made to the Company’s other disclosure materials filed from time to time on www.sec.gov or the Company’s website at www.geovic.net.

Business

Since its inception our wholly owned subsidiary, Geovic, has been engaged in the business of exploring for nickel, cobalt and related minerals through its majority-owned (60.0%) subsidiary, Geovic Cameroon, Plc (“GeoCam”). Geovic Mining is also evaluating other exploration prospects, land acquisitions and investments in the mining industry that management believes would provide high-quality diversification opportunities.

Our success is largely dependent on our ability to source the necessary funds to expeditiously explore and develop our mineral properties and, in particular, the mineral reserves on the GeoCam properties. We presently expect to finalize commitments for secured debt financing from one or more international institutions in 2008. We plan to utilize the proceeds to complete all pre-mining construction and development work, to construct our ore processing facilities, roads, housing and other required infrastructure, and to provide working capital for the Nkamouna project from which we expect to begin production in late 2009.

We have received expressions of interest from several possible lenders, but we do not expect any firm lending agreement or other financing commitment until the final reports are received from the independent bankable feasibility study of the project which we commissioned in mid-2006, and from which we now expect the final reports in October 2007. However, based on the results of a preliminary study which we received in early 2006, from a different independent consulting firm, we expect that the final report will conclude that profitable mining operations on the Nkamouna project will be feasible. The final report will also include detailed mine plans, milling and processing facilities plans and budgets for anticipated construction and related costs. The amount of required financing will depend in large part on the final feasibility study.

The sourcing of the necessary development funds is dependent on numerous factors affecting the expected economics of the project, including: the availability and cost of capital, market conditions and demand for cobalt and nickel that would be produced, arrangement of metal sales agreements and the pricing and terms of such agreements, cost trends and availability of mining and processing equipment as well as operating materials and services necessary to develop and operate the properties, existing environmental and reclamation commitments, compliance with any additional government requirements or approvals associated with project development and operation, political unrest, geopolitical developments, and the competitive position of existing and prospective cobalt and nickel projects worldwide. Management considers that the upward trending of world commodity prices, including metals, over the last 12 to 18 months suggests that we will b e able to successfully operate the Nkamouna mine over the 20 years of anticipated operations. In addition to metal prices, other significant factors affecting the success of the Nkamouna project include the continued political stability of the Republic of Cameroon and surrounding sub-Saharan African countries, and our ability to recruit, train and retain a stable local workforce, and meet the logistical challenges of developing the project in a relatively undeveloped, remote area in Cameroon.

Results of Operations 2006 Compared to 2005:

We have substantially no current revenue and expect to continue to generate losses and negative cash flows from operations for at least the next two fiscal years.

We had a consolidated net loss of $6,841,886 in the year ended December 31, 2006, in comparison with a net loss of $2,818,757 in 2005. The increase in the 2006 net loss was primarily due to higher operating expenses in 2006 which resulted because Geovic had more capital available in 2006, enabling additional exploration activities, which Geovic was unable to do in 2005. We also increased significant legal, accounting and other expenses related to the RTO transaction completed December 1, 2006, and had no such expenses in 2005.

Also, Geovic had $859,697 of income tax expense in 2006 compared with no such expense in 2005. Operating expenses in 2006 increased approximately $3,338,000 from the operating expenses in 2005, due primarily to increases of approximately $2,594,000 in exploration costs in Cameroon, again due to increased availability of funds, $684,000 in increased head office and management expense as we paid salaries in 2006 which had been deferred in 2005 due to lack of funding, and $93,000 in stock based compensation to Geovic employees and consultants. The increases were offset in part by a reduction of approximately $38,000 in depreciation expense. The increase in exploration costs in 2006 was due to increases of approximately, $1,282,000 in exploration office costs, $674,000 in property evaluation expenses and $638,000 in metallurgical studies expenses compared with 2005, as many of those expenditures had been deferred from 2005 until 2006 when f unding was available.

2005 Compared to 2004:

Geovic incurred a consolidated net loss of $2,818,757 in the year ended December 31, 2005, compared to a net loss of $3,691,467 in 2004. There was no material revenue in either year. The smaller 2005 net loss was mainly attributable to lower operating expenses in 2005 due to limited available funds. Operating expenses in 2005 were $2,820,000, a reduction of approximately $896,000 from the prior year. The decrease in operating expenses in 2005 was due mainly to reductions of approximately $697,000 in stock based compensation, as we increased the exercise price of options granted in 2005 to estimated fair market value to meet the requirements of Section 409A of the Internal Revenue Code. Also, exploration costs decreased $401,000 due to restricted availability of funds, and depreciation decreased $71,000. The decreases were offset in part by an increase of approximately $272,000 in head office and management expense. The decrease in exploration costs in 2005 was due to reductions of approximately $254,000 in metallurgical studies, $78,000 in property evaluation expenses and $68,000 in exploration office costs compared with the previous year, primarily because Geovic deferred those expenses until funding was available.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006:

In the six months ended June 30, 2007, Geovic Mining had a $4,114,647 net loss in comparison with a $1,897,343 net loss in the first half of 2006. For both periods, the Company had no material revenues from operations and incurred losses, as it has since its inception. The increased net loss in the first half of 2007 was primarily due to higher operating expenses in relation to the same period in 2006 due to additional funds being available to the Company. The Company had $372,000 of income tax expense in the six months ended June 30, 2007 in comparison with $238,405 in the first half of 2006, and the Company also recorded $900,760 as minority interest during the first half of 2007 compared to $0 in the same period of the prior year. The minority interest included in the first half of 2007 represents the minority shareholders' share of the 2007 exploration activities and expenditures in Cameroon. The Company’s operating expenses in the six months ended June 30, 2007 totaled $5,722,675, which represented an increase of approximately $4,051,000 from the $1,671,870 of operating expenses in the first half of 2006. The additional operating expenses during the first six months of 2007, compared to the first half of 2006, were due to increases of approximately $2,484,000 in exploration costs, $1,215,000 in head office and management expense, $346,000 in stock based compensation and $4,000 in depreciation expense; the Company was able to increase these expenses by the amounts noted primarily as a result of additional funding which enabled increased efforts in these areas. The additional exploration costs in the first half of June 30, 2007 in relation to the first half of 2006 resulted from increases of approximately $1,623,000 in property evaluation expenses, $399,000 in exploration office costs, $284,000 in expenses for other projects in the United States and other areas, and $179,000 in metallurgical studies expenses.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006:

Geovic Mining had  a $1,747,770 net loss in the three months ended June 30, 2007, in comparison with a $1,279,094 net loss in the same period of 2006. For both periods, the Company had no material revenues from operations and incurred losses, as it has since its inception. The larger net loss in the second quarter of 2007 was primarily due to higher operating expenses compared to the comparable period in 2006 due to the availability of additional funds. In addition, the Company had $338,000 of income tax expense in the second quarter of 2007 compared with $160,721 in the second quarter of 2006, and it recorded $900,760 as minority interest during the three months ended June 30, 2007 in relation to $0 in the second quarter of 2006. The minority interest included in the second quarter of 2007 represents the minority shareholders' share of the 2007 exploration activities and expenditures in Cameroon. Operating expenses in the quarter ended June 30, 2007 totaled $3,151,041, an increase of approximately $2,025,000 from the $1,125,639 of operating expenses in the second quarter of 2006. The increase in operating expenses during the second quarter of 2007 in relation to the same period of 2006 was due primarily to increases of approximately $1,386,000 in exploration costs due to increased funds, $474,000 in head office and management expense, $162,000 in stock based compensation and $3,000 in depreciation expense. The increase in exploration costs in the quarter ended June 30, 2007 compared with the same period in 2006 was due to increases of approximately $739,000 in property evaluation expenses related to the Cameroon project, $400,000 in exploration office costs, $233,000 in expenses for other projects in the United States and other areas, and $13,000 in metallurgical studies expenses.

Available Funds and Principal Purposes

As disclosed elsewhere in this quarterly report, the Company raised approximately $73 million, net of offering expenses, from two public offerings completed outside the United States during the first four months of 2007. On May 30 we also received net proceeds of $2.94 million upon the partial exercise of an over-allotment option from the April 2007 offering. When added to the net proceeds received from the Subscription Receipt financing at the completion of the RTO on December 1, 2006 and after expenditures in the ordinary course of our business through May 2007, we had approximately $74.5 million of cash resources as of June 30, 2007, not including approximately $8.27 Million of cash held by GeoCam, representing capital advances made by Geovic that are held by GeoCam and budgeted for other uses. The intended uses of the Geovic Mining funds during the balance of this present fiscal year and thereafter are as follows:

Additional sample pits, exploration drilling and test mining at
Nkamouna Project	$20,000
Exploration program at Mada Project	$2,340,000
Feasibility, geotechnical and detailed engineering
studies at Nkamouna Project	$2,930,000
Mining and other equipment at Nkamouna	$16,692,000
Environmental, socioeconomic program and land lease	$288,000
New exploration ventures	$1,700,000
Mineral property acquisition	$1,289,000
Head office general and administrative expenses	$3,000,000
General corporate purposes(1)	$46,140,000
TOTAL:	$74,500,000

(1)	These funds will be available to meet our portion of equity funding requirements that we anticipate will be made a condition by providers of project debt financing for the Nkamouna project.

We do not expect any significant variances between the anticipated principal uses of funds set forth above and the actual expenditures of funds. Minor positive or negative variances, if any, would affect the funds projected for general corporate purposes, but it is not expected that they would significantly impact the Company’s ability to meet its objectives.

Cash Flows, Liquidity, Capital Resources and Obligations

2006

Our primary source of cash during 2006 was proceeds from the sale of our securities. Geovic received $4.515 million from private placements of equity which were completed on May 24, 2006. We also received net proceeds of approximately $9.5 million from the Subscription Receipt Financing upon completion of the RTO transaction.

On May 1, 2006 (as amended through October 31, 2006), Geovic entered into an agreement (the “FG Agreement”) with Frank Giustra, an unaffiliated person on behalf of a group of investors (the “FG Group”) and William Buckovic, the founder and President of Geovic, with respect to a reverse takeover of a Toronto Stock Exchange-Venture (“TSXV”) listed company. The FG Agreement provided that FinCo, a private Cayman Islands exempt company, would be incorporated with an initial capitalization of 15 million shares (9 million common shares and 6 million preferred shares) and 3 million common share purchase warrants (the “FinCo Performance Warrants”). The terms of the preferred shares and FinCo Performance Warrants provided that they would be convertible into FinCo common shares and exercisable into FinCo common shares, respectively, upon the completion of one or more equity financings at no less than $2.25 per share for minimum gross proceeds to Geovic of $60 million. The terms of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) issued in the RTO in exchange for the FinCo preferred shares provided for conversion into the Company’s common stock upon the completion of certain future financing events and the terms of the warrants issued by the Company (the “Performance Warrants”) upon the cancellation of the FinCo Performance Warrants include that they would become exercisable (i.e. would “vest”) to purchase the Company’s common stock upon the occurrence of certain similar events. Effective February 26, 2007, in connection with the public offering by the Company which was completed on March 6, 2007, the FG Agreement was superseded and replaced with a new agreement among the Company, the FG Group and the holders of the Series A Preferred Stock of the Company (the “Letter Agreement”). In accordance with the Letter Agreement, the holders of 4,175,000 shares of Series A Preferred Stock exchanged their shares for a like number of newly issued shares of common stock, leaving 1,825,000 shares of Series A Preferred stock outstanding, all of which would be automatically converted into a like number of Company common stock if the holders of Series A Preferred Stock assisted the Company to complete at least $18.25 million of additional equity financing at any time before June 1, 2008 (a “Follow on Offering”). Also, Performance Warrants to purchase up to 1,174,000 shares of Company stock, held by seven persons, became exercisable at $2.25 per share, with an expiration of March 6, 2010, leaving 1,825,000 Performance Warrants outstanding, all of which would vest upon completion of one or more Follow on Offerings under which at least $18.25 million in equity was raised by the Company.

On April 27, 2007, the Company completed a Follow on Offering and received net proceeds of approximately $29.6 million, after commissions and related expenses. As a result, all outstanding Series A Preferred shares were converted into a like number of shares of Company common stock and all 1,825,000 outstanding Performance Warrants became vested at an exercise price of $3.06 per share, and are exercisable at anytime until April 27, 2010.

At June 30, 2007 we had cash and cash equivalents of approximately $78 million, including the unexpended portion of advances we made to GeoCam in May 2007 in accordance with the GeoCam Shareholders Agreement pursuant to which there was an increase in share capital. Our cash resources included approximately $76 million of net proceeds we received from the two public offerings we completed in 2007, including an exercise of the over-allotment option on May 30. The funds are invested in U.S. dollar money market funds which invest in short-term investment grade debt and money market securities, and used as described above.

During the fourth quarter of 2006 the Company’s principal source of cash was the RTO transaction that closed on December 1, as a result of which the Company received net proceeds $9.5 million from the Subscription Receipt Financing. At December 31, 2006, we had cash and cash equivalents of approximately $9.37 million, and working capital of approximately $7.69 million, compared to cash of $.93 million and working capital of approximately $.75 million at December 31, 2005. Geovic determined that it would more readily be able to raise required capital to finance the exploration and development of the GeoCam properties if it became a public company with publicly traded securities. This plan was confirmed by our capital raising activities during the first four months of 2007. Our ability to complete our planned commencement of mining operations on the Nkamouna project exploration and development activities related to the other Cameroon properties depends on raising significant additional capital, to fund these activities, particularly the significant expenses we expect to incur in connection with opening the initial mine and processing facilities. Raising such capital depends on a number of factors that are partly or wholly outside of our control. As described in Item 1A, Risk Factors, it may not be possible to raise sufficient capital on a timely basis, at an acceptable cost or on reasonable terms.

2006 Compared to 2005:

During the year ended December 31, 2006, we used approximately $4,318,000 for operating activities, an increase of approximately $2,133,000 more than Geovic expended in 2005. This significant increase was possible because we had cash proceeds from private placements available in 2006, and substantially less cash available in 2005. A large majority of the 2006 operating expenditures were made to further explore and bring the Nkamouna and Mada deposits closer to a point where mining would be feasible. As noted above, this increase in operating expenditures led to larger losses in 2006. Our investing activities increased $98,000 in 2006. Financing activities provided approximately $12,858,000 net after expenses in 2006, an increase of approximately $9,771,000 over the $3,087,000 provided by 2005 financing activities. This increase was largely due to the issuance of common stock and stock purchase warrants in 2006 associated with the RTO transaction completed on December 1, 2006, and the sale of Geovic common stock in May 2006. As a result, our cash balances increased by approximately $8,438,000 in 2006 compared to a $899,000 increase in 2005.

We expect that GeoCam will enter into commitments during 2007 and thereafter for significant expenditures related to anticipated mining activities and exploration and development of its other properties. Under the shareholder agreement among Geovic and the minority shareholders of GeoCam, among other things, the minority shareholders have agreed, pursuant to certain provisions of Cameroon business law, to pay their respective shares of future capital and related costs expected to be incurred in completing the development and bringing into production the Nkamouna deposit in Cameroon. However, if the minority shareholders are unwilling or unable to fund their obligations in future years we may advance some or all of such expenditures.

During 2003 Geovic, on behalf of GeoCam. applied for and received a grant under an available agency program from the United States Trade and Development Agency (USTDA). The grant would reimburse 50% of the cost up to a limit of approximately $660,000 of initial feasibility studies for the Cameroon mining project. We drew $240,863 of the grant in 2005. If the project is successful, or if project financing is received, we will be required to repay all amounts received by Geovic to the USTDA. If the project is unsuccessful, the proceeds would not be required to be repaid to USTDA. We have recorded a contingent liability of $240,863 with respect to this arrangement.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006:

During the first half of 2007, the Company used $3,643,611 in operating activities compared to $1,596,680 in the first six months of 2006, an increase of approximately $2,047,000 due primarily to the increased net loss during the first half of 2007 resulting from the additional availability of capital raised by the Company that enabled an increase in its expenditures. The Company used $872,422 in investing activities in the first half of 2007 in relation to $1,991,095 in the six months ended June 30, 2006, which represented a decrease of approximately $1,119,000 as a result of the purchases of short-term investments in the first six months of 2006. The Company’s financing provided $81,377,106 during the first half of 2007, an increase of approximately $76,645,000 compared with $4,732,228 provided by financing activities in the first half of 2006. This increase resulted largely from the Company issuing common stock and stock purchase warrants associated with the Company’s financings that closed on March 6, 2007 and April 27, 2007. The cash balances of the Company increased by $76,861,073 in the first half of 2007 in relation to an increase of $1,144,453 during the same period of 2006.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006:

During the three months ended June 30, 2007, the Company used $948,918 in operating activities in comparison with $1,090,120 in the second quarter of 2006, a decrease of approximately $141,000. The Company used $824,581 in investing activities in the three months ended June 30, 2007 in relation to $1,991,095 in the same period of 2006, a decrease of approximately $1,167,000 due to purchases of short-term investments during the second quarter of 2006. The financing activities of the Company provided $38,675,430 during the second quarter of 2007, an increase of approximately $33,943,000 in comparison to the $4,732,226 provided by financing activities in the second quarter of 2006. This increase compared to the second quarter of 2006 was due primarily to the issuance of common stock and stock purchase warrants associated with the Company’s financing that closed on April 27, 2007, and with the related partial exercise of the over-allotment option that closed on May 30, 2007. As a result, the cash balances of the Company increased by $36,901,931 in the second quarter of 2007 in comparison with a $1,651,011 increase in the comparable period of 2006.

The Company has no standby financing arrangements in place.

Changes in Accounting Policies including Initial Adoption

We have made only the following significant changes in our accounting policies since the beginning of 2007:

Recent United States accounting pronouncements may have a future effect on our tax and accounting procedures and reporting:

(i)     Uncertain tax positions

In June 2006, the FASB issued Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109, “FIN 48” which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in tax returns. FIN 48 provides guidance on recognition, classification, presentation and disclosure of unrecognized tax benefits. We adopted this statement effective January 1, 2007. The Company has determined that this does not have a material impact on the Company's financial statements.

(ii) Fair value measurements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands fair value disclosures. The standard does not require any new fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact on our financial statements for the current year.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are participating in the development and providing management services for the Nkamouna cobalt-nickel project in Cameroon Africa held by Geovic Cameroon, Plc., (“GeoCam”) our 60% owned subsidiary. In addition, the Company is engaged in the acquisition of mineral projects in other countries, including the United States.

The value of our properties is related to a large extent to commodity prices for cobalt and nickel and for any other minerals for which we may acquire a property interest. Adverse changes in the worldwide prices of cobalt and, to a lesser extent, nickel could negatively affect our ability to obtain project financing for the Nkamouna project and ultimately to generate revenue from the GeoCam properties.

Cobalt and other metal prices may fluctuate widely from time to time and are affected by numerous factors outside our control, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, and technological developments requiring uses of cobalt or substitute materials. World cobalt and nickel prices has risen significantly in the past several years and reached monthly peaks of approximately $32.44 per pound in April 2007 for cobalt as quoted by Platt’s Metals Week and $23.66 per pound as quoted by the London Metals Exchange in May 2007 for nickel. Since that time, prices dropped and the respective quoted prices are near $24.00 per pound for cobalt and $12.00 per pound for nickel in mid-August 2007. Cobalt is used for rechargeable batteries, super alloys mainly for jet engines, chemicals, wear resistant alloys, catalysts and magnets. The largest demand for nickel is for use in stainless steel alloys.

Because we have exploration operations in Cameroon, and may have operations in other countries and in the United States, we are subject to foreign currency fluctuations. We do not engage in currency hedging to offset any risk of currency fluctuations as GeoCam’s reporting currency is the U.S. dollar. (See Footnote (7(d)) for further discussion regarding the foreign currency impact of our operations in Cameroon.)

We have no debt outstanding, nor do we have any investment in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

ITEM 4. CONTROLS AND PROCEDURES.

The Geovic Mining principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2007. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Corporation, including consolidated subsidiaries, in reports that the Corporation files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. There has been no change in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Geovic Mining will continue to develop, maintain, and review the effectiveness of our internal control over financial reporting and will implement changes as necessary or appropriate.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

The risk factors presented below amend and restate the risk factors previously disclosed in our Registration Statement on Form 10.

An investment in our common stock or our warrants involves a high degree of risk. Additional risks not presently known to us or which our management currently considers immaterial could also adversely affect our business. We have attempted to identify the major factors that could cause differences between actual and planned or expected operating results, and have included the risks that we believe are material. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

Risks Relating to Our Company

We are at an early stage of development and have no operating history as an independent company. Our future revenues and profits are uncertain.

We are an exploration-stage venture without significant operating history as an independent company. None of our properties is currently producing cobalt or nickel and there can be no assurance that these properties, or others that may be acquired in the future, will produce minerals in commercial quantities or otherwise generate operating earnings. If we commence mining activities on the Nkamouna deposit by late 2009 as planned, we may continue to incur losses beyond the period of commencement of such activity. There is no certainty that we will produce revenue, operate profitably or provide a return on investment in the future. If we are unable to generate revenues or profits, our shareholders might not be able to realize returns on their investment in our common stock. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly, annual or sustaining basis.

The Company has no history of producing metals and none of the GeoCam properties are currently producing. Historically, Geovic incurred losses, on an annual basis, since its inception and it is expected that the Company will incur losses unless and until such time as the Nkamouna deposit is placed into commercial production and generates sufficient revenue to fund continuing operations. The development of the Nkamouna deposit will require the commitment of substantial financial resources. The amount and timing of expenditures will depend on a number of factors, some of which are beyond the Company’s control.

We will be subject to all of the risks associated with establishing new mining operations and business enterprises including: timing and cost of the construction of mining and processing facilities; the availability and costs of skilled labor and mining equipment; the availability and cost of appropriate processing materials and equipment; the need to obtain additional environmental and other governmental approvals and permits, and the timing of obtaining those approvals and permits; availability of off take agreements or metal sales contracts; and the availability of funds to finance construction and development activities. Further, the costs, timing and complexities of mine construction and development are increased by the remote location of the GeoCam properties. Accordingly, our activities may not result in profitable mining operations and we may fail to successfully establish or maintain mining operations or profitably produce meta ls at any of our properties.

If we lose key personnel or are unable to attract and retain additional personnel, we may be unable to establish and develop our business.

Our development in the future will be highly dependent on the efforts of key management employees, namely, John E. Sherborne, William A. Buckovic, David C. Beling Gary Morris, and Greg Hill (currently Chief Executive Officer, President, Chief Operating Officer, Senior Vice President and acting Chief Financial Officer, respectively) and other key employees that we hire in the future. Loss of any of these people could have a material adverse effect on our operations and future success. We do not have and currently have no plans to obtain key man insurance with respect to any of our key employees.

We may not be reimbursed by GeoCam for significant expenditures we have made on its behalf.

Geovic holds only 60% of GeoCam which holds the rights to exploit the cobalt-nickel deposits in Cameroon. However, through 2006 Geovic provided all of the funds necessary to carry out the activities of GeoCam, totaling about $31 million. Until April 9, 2007, there was no shareholder agreement among the GeoCam shareholders. Under the shareholder agreement adopted on that date, minority interest owners agreed to fund operating costs in 2007 and thereafter subject to certain stipulations of Cameroon business law. However, it is possible that the minority shareholders will be unable to provide their respective share of GeoCam funding, and we may, once again, be required to advance all the funds necessary to place the Cameroon properties into production, possibly under the provisions of loan agreement between Geovic and GeoCam. Under Cameroon law all of the financial statements of GeoCam must be approved and certified by an accredited Cameroon state auditor. All or a portion of the funding previously advanced by Geovic may not be certified and approved by the state auditor and therefore we may not be reimbursed for all our previous advances to GeoCam. It is likely that reimbursement for some or all of our previous advances to GeoCam will be paid from future operating profits of GeoCam, if any.

Our lack of operating experience may cause us difficulty in managing our growth.

Geovic has owned a majority interest in GeoCam since its inception more than a decade ago. Its seven employees have managed the exploration of the GeoCam deposits, negotiated the terms of the required Cameroon government approvals and permits, and the RTO and financings we have completed. Under the GeoCam Shareholder Agreement we will continue to provide nearly all such services. Our ability to manage the continued growth will require us to improve and expand our management and our operational and financial systems and controls. If our management is unable to manage our growth and the growth of GeoCam effectively, our business and financial condition would be materially harmed.

Our dependence on many outside service providers to place the Nkamouna deposit into production may delay mine opening or operation.

Our ability to place the GeoCam properties into production will be dependent to a large part upon using the services of appropriately experienced personnel or contractors working under our supervision and purchasing equipment, or entering into agreements with other major resource companies that can provide such expertise or equipment. We expect to recruit and train a significant local work force, few, if any, of whom have any related experience. We may not have available to us, or we may be unable to acquire on satisfactory terms, the necessary expertise or equipment when we place our mineral properties into production.

Our acquisition, exploration and evaluation activities may not be commercially successful.

We currently have no producing properties. Substantial expenditures are required to develop our existing reserves on the Nkamouna cobalt-nickel deposit, to establish ore reserves on our Mada deposit through drilling and analysis, to construct facilities to implement the metallurgical processes to extract metal from the mined ore and to develop the mining and processing facilities and infrastructure at each deposit site chosen for mining. Our existing cobalt reserves or mineralized material acquired or discovered may not be in sufficient quantities to justify commercial operations, and future financing required to commence mining operations may not be obtained on a timely or cost effective basis.

The prices of cobalt and nickel are subject to fluctuations, which could adversely affect the realizable value of our assets, future results of operations and cash flow.

Our principal assets are reserves of cobalt and nickel in our Nkamouna deposit and six other deposits we have discovered but in which we have not established proven or probable reserves, all held by GeoCam in the Republic of Cameroon. Our potential future revenue is expected to be, in large part, derived from the mining, processing and sale of cobalt and nickel from these properties or from the outright sale or joint venture of some or all of these properties. The value of these cobalt and nickel reserves and deposits, and the value of any potential cobalt and nickel production therefrom, will vary in proportion to significant changes in cobalt and nickel prices. The prices of cobalt and nickel have fluctuated widely, and are affected by numerous factors beyond our control, including, but not limited to, international, economic and political trends, expectations of inflation, currency exchange fluctuations, central bank activities, interest rates, global or regional consumption patterns and speculative activities. The effect of these factors on the prices of cobalt and nickel, and therefore the economic viability of any of our projects, cannot accurately be predicted. Any drop in the prices of cobalt and nickel would adversely affect our asset values, cash flows, potential revenues and profits.

The Company may not be able to produce and sell our mineral products at prices at which the Company will be profitable. Neither Geovic Mining nor GeoCam has, as yet, entered into forward sales arrangements to reduce the risk of exposure to volatility in commodity prices. Accordingly, our future operations are exposed to the impact of any significant decrease in commodity prices if we do not enter into such forward sales arrangements. Conversely, forward sales contracts limit potential upside market swings by setting price ceilings. Such upside price swings can have a significant benefit to companies taking added market risk by selling on the open spot metals market. Cobalt as a commodity does not benefit from a futures market. If cobalt or nickel prices decrease significantly at a time when our properties are producing, we would realize reduced revenues. We are not restricted from entering into forward sales arrangements at a future date.

Our mining exploration, development and operating activities are inherently hazardous and may not be insured.

Mineral exploration involves many risks and hazards that even a combination of experience, knowledge and careful evaluation may not be able to overcome. The business of mining is subject to certain types of risks and hazards, including reserve and resource estimates, processing risks, environmental hazards, metallurgical and process risks, industrial accidents, flooding, fire, metal theft, personal injuries, accidents, and periodic disruptions due to Force Majeure events, inclement weather and so forth. Workers are subject to risks associated with large mining equipment operations, slope instability, exposure to indigenous disease, steam and hazardous chemicals as well as local social unrest. Disruption of development and production operations may occur. Operations in which we have direct or indirect interests will be subject to all the hazards and risks normally incidental to exploration, development and production of cobalt and other metals, any of which could result in work stoppages, damage to property and possible environmental damage. The nature of these risks is such that liabilities might exceed any liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or, that we could elect not to insure Geovic Mining or GeoCam against such liabilities due to high premium costs or other reasons, in which event, we could incur significant costs that could have a material adverse effect on our financial condition.

Our present reserve estimates may be inaccurate which could adversely affect our future mining activities.

There is a high degree of uncertainty attributable to the calculation of reserves and corresponding ore grades dedicated to future production. Reserve estimates are expressions of judgment based on knowledge, experience and industry practice, and estimates of reserves may prove to have been inaccurate. Estimates which were valid when made may change significantly when new information becomes available. Accordingly, development and mining plans may have to be altered in a way that adversely affects the Company’s operation and profitability. An estimation of reserves, and future production from the Nkamouna deposit is included in our Registration Statement on Form 10. These projections are based on a number of existing material facts and certain assumptions. Many of the assumptions are based on future estimates of metal prices and market demands over which the Company will have little or no control. Metallurgical testing on the Cameroon mineralization performed by the Company’s independent consultants has been successful using agitation leach processing, however, there is a risk that full scale production activities may indicate technical and commercial shortcomings. Consequently, actual results may vary materially and adversely affect projected values given to reserves.

Until reserves are actually mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of reserves and ore may vary depending on metal prices. Any material change in the quantity of reserves, grade or overburden stripping ratio may affect the economic viability of our properties. In addition, cobalt and nickel recoveries or other metal recoveries in pilot-scale tests may not be duplicated during production.

We face intense competition in the mining industry.

The mining industry is intensely competitive in all of its phases. As a result of this competition, some of which will be with large established mining companies with substantial capabilities and with greater financial and technical resources than ours, we may be unable to acquire financing, or sell mined and processed products on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for qualified employees, our exploration and development programs may be slowed down or suspended. We also compete with other minerals companies for capital. If we are unable to raise sufficient capital, our exploration and development programs may be jeopardized or we may not be able to develop or operate our projects. Also, the quality of our reserves, and our costs in producing cobalt and nickel may determine our future ability to meet price competition in world markets.

There presently is a lack of required infrastructure in Cameroon which could delay or prevent completion of our mine development activities or increase operating costs.

Completion of the development of the GeoCam properties is subject to various infrastructure requirements, including the availability and timing of acceptable arrangements for power, water, housing, transportation, air services and other facilities. The lack of availability on acceptable terms or the delay in the availability of any one or more of these items could prevent or delay development, and there can be no assurance that the development will be commenced or completed on a timely basis, if at all, or that the resulting operations will achieve the anticipated production or the construction costs and ongoing operating costs associated with the development will not be higher than anticipated.

Unless we obtain significant additional external financing we may be unable to complete development of the Nkamouna deposit.

The mineral properties in Cameroon that we plan to develop require significant future capital expenditures. We will need external financing to fund the development and to construct mining and processing facilities on the Nkamouna deposit and to explore or develop the unproven deposits of GeoCam and any other properties we may acquire in the future. The sources of external financing that the Company may use for these purposes include project debt incurred by GeoCam, convertible notes of the Company or GeoCam and equity placements by GeoCam or the Company. In addition, we may consider a sale of an interest in one or more of the mineral properties or we could enter into a strategic alliance with a complementary company or we may utilize some combination of these alternatives. We intend to seek financing from international institutions with significant experience in financing large foreign natural resource ventures. Such financiers could require GeoCam and its owners to comply with costly conditions as a requirement to completion of project financing. The financing options chosen may not be available on acceptable terms, or at all. The failure to obtain adequate financing on a timely basis could have a material adverse effect on our growth strategy, results of operations and financial condition.

Future sales of our common stock in the public or private markets could adversely affect the trading price of our common stock and our ability to continue to raise funds in new stock offerings.

Future sales of substantial amounts of our common stock or equity-related securities in the public or private markets, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and warrants and could impair our ability to raise capital through future offerings of equity or equity-related securities. Future sales of our common stock, or the availability of our shares for future sale, may adversely affect the trading price of our common stock. As of June 1, 2007, holders of approximately 51,966,580 outstanding shares of our common stock are subject to restrictions which prohibit transfer or resale for various periods. (See “Item 11, Description of Registrant’s Outstanding Securities–Voluntary Pooling (Re-Sale) Restrictions.”) The availability for resale into the market of these shares at various times through December 1, 2008 could have a depressive effect on the market price for our common stock and our warrants.

Conditions beyond our control may cause wide price fluctuations in the market price of our shares and warrants.

The market price of our common shares and warrants may be subject to wide fluctuations in response to many factors, including variations in our operating results, divergence in financial results from analysts’ expectations, changes in earnings estimates by stock market analysts, changes in our business prospects, general economic conditions, changes in mineral reserve or resource estimates, results of exploration, changes in results of mining operations, legislative changes, and other events and factors outside our control.

In addition, stock markets have from time to time experienced extreme price and volume fluctuations, which, as well as general economic and political conditions, could adversely affect the market price for our common shares and warrants.

Challenges to our title to mineral properties in which we may have an interest could affect our exploration or development rights.

There may be challenges to title to the mineral properties that we currently control or which we may acquire in the future. If there are title defects with respect to any properties, we might be required to compensate other persons or perhaps reduce our interest in the affected property. Also, in any such case, the investigation and resolution of title issues would divert our management’s time from ongoing exploration and development programs.

Our exploration and development operations are subject to continuously evolving environmental regulations, which could result in incurrence of additional costs and operational delays.

All phases of our operations are subject to environmental regulation. Environmental legislation is evolving in some countries or jurisdictions in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Future changes in environmental regulation, if any, could adversely affect our projects. We will be subject to environmental regulations with respect to our properties in Cameroon under applicable laws and regulations.

If we acquire interests in mineral rights from governmental agencies in the United States, compliance with applicable regulations could add costs and delays to future development.

We intend to acquire properties or mineral rights in the United States. The BLM requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the U.S. National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or EIS prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project Geovic Mining undertakes on federal land in the United States.

Under the U.S. Resource Conservation and Recovery Act, mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous waste, as well as for closure and post-closure maintenance once they have completed mining activities on a property. Our mining operations, if any, may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment which are subject to review, monitoring and/or control requirements under the Federal Clean Air Act and state air quality laws. Permitting rules may impose limitations on our production levels or create additional capital expenditures in order to comply with the rules.

Provisions of the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) impose strict joint and several liability on parties associated with releases or threats of releases of hazardous substances. Our mining operations may produce hazardous substances which could accidentally be released to the environment, and, if so, may be subject to provisions and attendant liabilities of CERCLA. Such liabilities could include the cost of removal or remediation of the release of the hazardous substance and damages for injury to the surrounding property.

We may develop conflicts of interest with other natural resource companies with which one of our directors may be affiliated.

Certain of our directors are also directors and officers of other natural resource companies. Consequently, there exists the possibility for such directors to be in a position of conflict. Any decision made by any of such directors relating to the Company should be made in accordance with their duties and obligations to deal fairly and in good faith with the Company and such other companies.

Many factors beyond our control adversely could adversely affect our future profitability.

The Company has no history of producing metals and none of the GeoCam properties are currently producing. Historically, Geovic incurred losses, on an annual basis, since its inception and it is expected that the Company will incur losses unless and until such time as the Nkamouna deposit is placed into commercial production and generates sufficient revenue to fund continuing operations. The development of the Nkamouna deposit will require the commitment of substantial financial resources, a considerable portion of which must be obtained from outside sources. The amount and timing of expenditures will depend on a number of factors, some of which are beyond the Company’s control. In addition, the progress of ongoing exploration and development, the results of consultants’ analysis and recommendations, the rate at which operating losses are incurred, and the Company’s acquisition of additional properties will also impact the magnitude of the cost and timing of Company expenditures.

The costs, timing and complexities of mine construction and development are increased by the remote location of the GeoCam properties. It is common in new mining operations to experience unexpected problems and delays during construction, development, mine start up and ramp up to full designed commercial production. Accordingly, our activities may not result in timely or profitable mining operations, and we may fail to successfully establish mining operations or profitably produce metals at any of our properties.

If we are unable to readily comply with present or future laws and regulations of the Republic of Cameroon, development activities could be delayed and profitability reduced.

The current and future development of the GeoCam deposits requires permits from various Cameroon governing authorities. Future operations will be subject to a number of existing laws and regulations such as labor standards, environmental reclamation, land use and safety. GeoCam is, to the best of our knowledge, in compliance with all material laws and regulations that currently apply to its activities in Cameroon (or, if not in present compliance, we believe that it will be able to promptly comply). However, additional permits required to construct and operate a mining and processing facility may not be timely obtained by GeoCam or if obtained by GeoCam, they may be on unreasonable terms and conditions and that such laws and regulations may adversely affect the profitability of GeoCam’s operations.

General and Cameroon economic conditions could adversely affect our future results.

Both domestic and world economic conditions may affect the future performance of the Company. Inflation or deflation, continuously changing tax laws, and rapidly fluctuating interest rates may make mineral resource development more difficult. These factors have had a significant effect on Cameroon’s economy in recent years. Economic conditions may have an adverse effect on the overall performance of the Company. In addition, various economic conditions could increase the risk that financial projections for the Nkamouna project may not be realized as expected.

Political unrest or changes in Cameroon or nearby countries could interfere with our operating or financing activities.

The political risk in sub-Saharan Africa is significant. GeoCam’s rights to explore and develop mineral deposits in Cameroon are always subject to the continued political stability of the Republic of Cameroon and its government. Also, political unrest or upheaval in adjoining countries could adversely affect our mining and development activities, and, if significant, would likely increase the costs of long term financing of the mining and processing activities. Further, GeoCam may not be able to finance or operate this venture at all if future state or regional political upheavals occur.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 16, 2007 Geovic Mining issued 793,125 shares at $2.25 per share to four persons upon exercise of warrants held by such persons. On June 15, Geovic Mining issued 31,334 shares at $2.25 per share to one person upon exercise of warrants held by such person. Total cash paid upon exercises of the warrants was $1,855,033. No underwriter was involved in the exercise. The shares were exempt from the registration requirements of the Securities Act under Section 4(2) and Regulation S, as the purchasers were non-U.S. persons as defined in Regulation S not present in the United States.

Between March 26 and May 3, 2007 Geovic Mining issued 512,702 restricted shares to four persons upon exercise of outstanding options at exercise prices ranging from $0.05 to $0.08 per share, for total consideration of $30,266. No underwriter was involved in the exercise. The issuance of the shares was exempt from the registration provisions of the Securities Act under Section 4(2), as each of the persons to whom the restricted shares were issued held options granted under the Stock Option plan, agreed in writing with the Company to hold the shares for investment purposes, and not to transfer the shares except in compliance with the Securities Act. Certificates representing the shares bear a restrictive legend to that effect.

Between May 23 and June 15, 2007 Geovic Mining issued 5.810 shares to two persons upon exercise of outstanding options at exercise prices ranging from $0.05 to $0.08 per share, for total consideration of $9,944. No underwriter was involved in the exercise. The shares were exempt from the registration requirements of the Securities Act under Section 4(2) and Regulation S, as the purchasers were non-U.S. persons as defined in Regulation S not present in the United States

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual General Shareholders’ Meeting of the Corporation held on June 9, 2007, the following matters were submitted to a vote of the shareholders.

     (i) Election of directors to the Corporation’s Board of Directors for a one-year term, with voting being as follows:

	FOR	WITHHOLD	Not Voted	Discretion

Robert J. (Don) MacDonald	44,846,704	320,817	810	2,680
Michael T. Mason	41,208,114	3,960,217
Wade Nesmith	44,846,614	321,717
Gregg Sedun	41,148,114	4,020,217
John E. Sherborne	41,240,414	3,927,917
William A. Buckovic	41,243,494	3,927,517

     (ii) The Amended and Restated Stock Option Plan of the Company was approved with 21,203,189 votes for, 5,090,107 votes against and 18,877,715 votes withheld.

     (iii) Approved the appointment of Ernst & Young LLP as auditor to hold office until the next annual general meeting with 45,131,496 votes for and 39,515 votes withheld.

     (iv) Approved the early release of certain shares of common stock from the voluntary pooling agreement, subject to approval of the TSXV, with a vote of 34,103,500 votes for, 4,557,150 against and 6,510,371 withheld.

ITEM 5. OTHER INFORMATION.

As part of its diversified exploration strategy, the Company is presently acquiring mining claims and leases that the Company considers prospective for gold and uranium in southwestern Arizona and for uranium in parts of north central Colorado.

ITEM 6. EXHIBITS.

(a) Exhibits.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.1 Certification of Chief Executive Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVIC MINING CORP.
Registrant

August 27, 2007	By: /s/ John E. Sherborne
John E. Sherborne
Chief Executive Officer

August 27, 2007	By: /s/ Greg Hill
Greg Hill
Acting Chief Financial Officer

EXHIBIT INDEX

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.1 Certification of Chief Executive Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002