Form 10-Q/A
period 2007-06-30
GEOVIC MINING CORP.
filed 2007-10-04
CIK 1398005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-526468

GEOVIC MINING CORP.
Exact name of registrant as specified in its charter)

DELAWARE	20-5919886
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

743 Horizon Court, Suite 300A
Grand Junction Colorado 81506
(Address of principal executive offices)

(970) 256-9681
(Registrant’s telephone number, including area code)

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

              Large Accelerated Filer   ☐     Accelerated Filer    ☐    Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes    ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

100,852,488

Common Shares, $0.0001 par value, outstanding at August 23, 2007

In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

EXPLANATORY NOTES

Geovic Mining Corp. (“Geovic Mining” or “Company”) registered its $0.0001 par value common stock under the Securities Exchange Act of 1934, as amended, (the “1934 Act”) by filing a Registration Statement on Form 10 on May 14, 2007. The Registration Statement became effective July 13, 2007. A quarterly report on Form 10-Q for the quarter and six months ended June 30, 2007 was filed August 29, 2007 and was the first periodic report we have filed under the 1934 Act. This Form 10-Q/A is filed to expand information included in Item 1 Financial Statements (see Note 6 and related statements and Note 9 which summarizes information concerning accounting for advances from minority interest in the condensed consolidated financial statements) and Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (see "Available Funds and Principal Purposes").

Financial Information Included in This Document

This Quarterly Report on Form 10-Q includes financial and other information as of and for the quarter and six month periods ended June 30, 2007 and 2006.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Geovic Mining Corp. (an exploration stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(United States Dollars)
	June 30,	December 31,
	2007	2006
	$	$

ASSETS
Current
Cash and cash equivalents	86,234,943	9,373,870
Accounts receivable	313,590	7,654
Prepaid expenses	93,760	83,271
Total Current Assets	86,642,293	9,464,795
Property, plant and equipment [note 4]	264,125	201,869
Mineral property costs [note 5]	783,528	-
Deposits	61,785	65,163
Total Assets	87,751,731	9,731,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accrued liabilities and other payables	1,581,257	913,138
Income tax payable	603,397	859,697
Advances from minority interest [note 9]	4,192,445	-
Total Current Liabilities	6,377,099	1,772,835
Contingent liability [note 10(a)]	240,863	240,863
Total Liabilities	6,617,962	2,013,698

Commitments and contingencies [note 10]

Stockholders’ Equity [note 8]
Preferred stock, par value of $.0001, 50,000,000 shares authorized and 0
[December 31, 2006- 6,000,000] shares issued and outstanding	-	600
Common stock, par value of $.0001, 200,000,000 shares authorized and
100,707,788 [December 31, 2006 – 62,142,943] shares issued and outstanding	10,071	6,214
Stock purchase warrants	15,747,657	3,074,845
Additional paid in capital	102,136,127	37,281,909
Deficit accumulated during the exploration stage	(36,760,086)	(32,645,439)
Total Stockholders’ Equity	81,133,769	7,718,129
Total Liabilities and Stockholders’ Equity	87,751,731	9,731,827

See accompanying notes

Geovic Mining Corp. (an exploration stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)
(United States Dollars)

	Three Months Ended		Six Months Ended		Since Inception $
	June 30, 2007 $	June 30, 2006 $	June 30, 2007 $	June 30, 2006 $

Revenue	-	-	-	-	-

Expenses
Exploration costs [note 6]	1,982,384	596,806	3,429,600	945,191	17,671,108
Head office and management	991,315	517,254	1,918,944	703,583	7,518,897
Stock based compensation [note 7]	161,627	-	345,626	-	11,868,880
Interest and bank charges	1,055	391	1,867	720	28,952
Depreciation	14,660	11,188	26,638	22,376	731,057
	3,151,041	1,125,639	5,722,675	1,671,870	37,818,894
Advances from minority interest [note 9]	900,760	-	900,760	-	900,760
Interest and other income	840,511	7,266	1,079,268	12,932	1,389,745

Net loss before income taxes	(1,409,770)	(1,118,373)	(3,742,647)	(1,658,938)	(35,528,389)
Income tax expense	338,000	160,721	372,000	238,405	1,231,697
Net and comprehensive loss for the period	(1,747,770)	(1,279,094)	(4,114,647)	(1,897,343)	(36,760,086)

Basic and diluted loss per share	(0.02)	(0.06)	(0.05)	(0.08)

Basic and diluted weighted average number	82,942,604	21,112,187	82,942,604	21,112,187
of common shares

See accompanying notes

Geovic Mining Corp. (an exploration stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(United States Dollars)

	Three months ended		Six months ended		Since Inception $
	June 30, 2007 $	June 30, 2006 $	June 30, 2007 $	June 30, 2006 $

OPERATING ACTIVITIES
Net loss for the period	(1,747,770)	(1,279,094)	(4,114,647)	(1,897,343)	(36,760,086)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	14,660	11,188	26,638	22,376	731,057
Stock based compensation expense	161,627	—	345,626	—	11,868,880
Changes in non-cash operating
working capital:
Increase in accounts receivable	(138,177)	29,005	(305,936)	26,875	(313,590)
Increase in prepaid expenses	(35,209)	—	(10,489)	—	(93,760)
Decrease in deposits	—	—	3,378	—	(61,785)
Increase in other current assets	—	(13,281)	—	(13,281)	—
Increase in accrued liabilities and other payables	583,651	1,341	668,119	26,288	1,518,257
Increase in contingent liability	—	—	—	—	240,863
Decrease in income tax payable	212,300	160,721	(256,300)	238,405	603,397
Cash used in operating activities	(948,918)	(1,090,120)	(3,643,611)	(1,596,680)	(22,203,767)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(41,053)	—	(88,894)	—	(995,183)
Purchases of mineral property	(783,528)	—	(783,528)	—	(783,528)
Purchases of short-term investments	—	(1,991,095)	—	(1,991,095)	—
Cash used in investing activities	(824,580)	(1,991,095)	(872,422)	(1,991,095)	(1,778,711)

FINANCING ACTIVITIES
Change in minority interest	4,192,445	—	4,192,445	—	4,192,445
Proceeds from issuance of common and preferred
stock	28,802,231	4,714,098	67,158,300	4,714,098	95,589,935
Proceeds from issuance of stock purchase warrants	5,612,831	—	13,093,286	—	16,168,131
Proceeds from exercise of stock options and stock
purchase warrants	1,893,046	18,128	1,933,770	18,130	2,011,200
Share issue costs	(1,825,123)	—	(5,000,694)	—	(7,744,290)
Cash provided by financing activities	38,675,430	4,732,226	81,377,106	4,732,228	110,217,421

Net increase in cash and cash equivalents	36,901,931	1,651,011	76,861,073	1,144,453	86,234,943
Cash and cash equivalents, beginning of period	49,333,012	428,780	9,373,870	935,338	—
Cash and cash equivalents, end of period	86,234,943	2,079,791	86,234,943	2,079,791	86,234,943

See accompanying notes

Geovic Mining Corp. (an exploration stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(United States Dollars)

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

Geovic Mining Corp. (an exploration stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(United States Dollars)

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

Geovic Mining Corp. (an exploration stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(United States Dollars)

4.    PROPERTY, PLANT AND EQUIPMENT

As of the end of the period, property, plant and equipment consisted of the following:

	June 30, 2007 $	December 31, 2006 $

Machinery and equipment	344,748	344,748
Vehicles	182,412	177,984
Office furniture and equipment	256,239	171,773
	783,399	694,505
Less accumulated depreciation	(519,274)	(492,636)
Property, plant and equipment, net	264,125	201,869

5.    MINERAL PROPERTY COSTS

During the three months ended June 30, 2007, the Company, through its wholly-owned subsidiary Geovic Energy Corp. entered into mineral lease agreements with a number of parties in Colorado for cash consideration of $783,528. These lease agreements give the Company the right to explore for, develop and produce certain minerals on these properties for periods specified in the agreements which under certain circumstances can be extended. To date, the Company has not made expenditures for valuation of the economic viability of these properties.

Total
$
Mineral property costs, March 31, 2007	-
Expenditures during the period	783,528
Mineral property costs, June 30, 2007	783,528

Geovic Mining Corp. (an exploration stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(United States Dollars)

6.    EXPLORATION COSTS

The following is a summary of the exploration costs incurred by the Company.

	Three Months Ended		Six Months Ended		Since Inception $
	June 30, 2007 $	June 30, 2006 $	June 30, 2007 $	June 30, 2006 $
Property evaluation	982,436	243,052	2,064,102	440,603	8,461,845
Metallurgical studies	87,994	74,755	253,375	74,755	2,220,337
Exploration office costs	678,896	278,999	828,434	429,833	6,705,237
	1,749,326	596,806	3,145,911	945,191	17,387,419
Other projects:
Colorado	217,985	-	243,367	-	243,367
Arizona	9,948	-	35,154	-	35,154
Other projects	5,125	-	5,168	-	5,168
	233,058	-	283,689	-	283,689
Total exploration costs	1,982,384	596,806	3,429,600	945,191	17,671,108

From the inception of the Cameroon project through December 31, 2006, Geovic advanced all operating expenditures on behalf of GeoCam and all such expenditures were consolidated on the accounts of the Company. These expenditures are currently being reviewed by the minority shareholders of GeoCam.

7. STOCK BASED COMPENSATION

Stock Options

The following table summarizes the Company’s stock option activity and related information for the six months ended June 30, 2007:

Geovic Mining Corp. (an exploration stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(United States Dollars)

7.    STOCK BASED COMPENSATION (cont’d)

	Options Available for Grant #	Options Outstanding
		Number Outstanding #	Weighted- Average Exercise Price per Share $
Available and outstanding at December 31, 2006	1,961,114	13,038,886.35
Granted	-	-	-
Exercised	512,702	(555,512)	.07
Shareholder vote to increase options available	3,737,000	-	-
Available and outstanding at June 30, 2007	6,210,816	12,483,374.36

The following table summarizes information concerning options outstanding and exercisable as of June 30, 2007:

Exercise Price $	Number of Options #	Weighted Average Remaining Contract Life (in Years)	Weighted Average Exercise Price $

0.05	4,815,500	10	0.05
0.075	2,196,042	10	0.075
0.225	795,036	10	0.225
0.10	248,744	7	0.10
0.15	1,651,748	7	0.15
0.375	361,176	8	0.375
0.563	90,392	8	0.563
1.075	452,180	10	1.075
1.3	709,766	9	1.3
1.841	1,142,790	3	1.841
1.22	20,000	10	1.22
Outstanding	12,483,374	9	0.36
Exercisable	12,208,374	9	0.32

Geovic Mining Corp. (an exploration stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(United States Dollars)

7.    STOCK BASED COMPENSATION (cont’d)

The Company did not grant options during the six months ended June 30, 2007. At June 30, 2007, the Company had 275,000 unvested options outstanding with a weighted average exercise price of $1.84 (Cdn$1.95) per share and a weighted average remaining contractual life of 4 years. The Company expects that all of the unvested options will ultimately vest based on historical experience. The Company recorded $345,626 of stock-based compensation expense for the six months ended June 30, 2007 from the vesting of options granted in a previous year. As of June 30, 2007, total unrecognized stock-based compensation related to unvested options was approximately $227,000, which is expected to be recognized over a period of approximately nine months.

Restricted Stock Awards

The Company granted restricted stock of 5,595 shares to an employee during the fourth quarter of 2006 subject to certain vesting requirements (prior to RTO two-for-one exchange). The restricted stock vested during the six months ended June 30, 2007 and the Company recorded $8,720 of stock-based compensation expense.

8. STOCKHOLDERS’ EQUITY

The following table summarizes information concerning the changes in shareholders’ equity for the six months ended June 30, 2007:

Geovic Mining Corp. (an exploration stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (United States Dollars)

8. STOCKHOLDERS’ EQUITY (cont’d)

	Preferred Shares		Common Shares		Share Purchase Warrants $	Additional paid-in capital $	Deficit $	Total $
	Shares #	Amount $	Shares #	Amount $

Balance, December 31, 2006	6,000,000	600	62,142,943	6,214	3,074,845	37,281,909	(32,645,439)	7,718,129
Conversion of preferred
stock to common stock	(6,000,000)	(600)	6,000,000	600	-	-	-	-
Issuance of common stock	-	-	31,184,206	3118	-	67,155,182	-	67,158,300
Stock purchase warrants issued	-	-	-	-	13,093,286	-	-	13,093,286
Share issue costs	-	-	-	-	-	(5,000,694)	-	(5,000,694)
Stock options exercised	-	-	555,512	56	-	77,650	-	77,706
Stock purchase warrants exercised	-	-	825,127	83	(420,474)	2,276,454	-	1,856,063
Amortization of stock
based compensation	-	-	-	-	-	345,626	-	345,626
Net loss for the period	-	-	-	-	-	-	(4,114,647)	(4,114,647)
Balance, June 30, 2007	-	-	100,707,788	10,071	15,747,657	102,136,127	(36,760,086)	81,133,769

Geovic Mining Corp. (an exploration stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(United States Dollars)

8. STOCKHOLDERS’ EQUITY (cont’d)

Public Offering

On March 6, 2007, the Company raised gross proceeds of Cdn$54 million in a public offering through underwriters of 21.6 million units (including the over-allotment option exercised by the underwriters) at Cdn$2.50 per unit. Each unit consisted of one common share of the Company and one-half of one common share purchase warrant of the Company. Each whole warrant entitles the holder to purchase one common share of the Company at a price of Cdn$3.00 for a period of five years following closing of the offering. The net proceeds received by the Company after payment of the cash commission to the underwriters (equal to 6% of the gross proceeds of the offering) were Cdn$50.76 million, equivalent to approximately $43.09 million. From this amount the Company will pay other expenses of the offering estimated to be approximately $500,000.

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

Geovic Mining Corp. (an exploration stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(United States Dollars)

8. STOCKHOLDERS’ EQUITY (cont’d) Share Purchase Warrants (cont’d)

The following table summarizes the Company’s stock purchase warrant activity and related information for the six months ended June 30, 2007:

	Number Outstanding #	Weighted-Average Exercise Price per Share $

Warrants outstanding at December 31, 2006	6,317,204	2.30
Issued	15,592,100	4.07
Warrants exercised	(825,127)	2.25
Warrants outstanding at June 30, 2007	21,084,177	3.75

Effective February 26, 2007, performance warrants to purchase up to 1,174,000 shares of Company stock, held by seven persons, became exercisable at $2.25 per share, with an expiration of March 6, 2010, leaving 1,825,000 performance warrants outstanding, all of which will vest upon completion of at least $18.25 million of additional equity financing at any time before June 1, 2008 (a “Follow on Offering”). On April 27, 2007, the Company completed a Follow on Offering exceeding $18.25 million and resulting in the issuance to seven persons of the final 1,825,000 performance warrants exercisable at a price of $3.06 per share and exercisable at anytime until April 27, 2010. As a result, all outstanding performance warrants have become vested.

Preferred Shares

As a consequence of the Company’s March 6, 2007 offering, the holders of 4,175,000 shares of Series A Preferred Stock exchanged their shares for a like number of newly issued shares of common stock, leaving 1,825,000 shares of Series A Preferred Stock outstanding as of March 31, 2007. Following the Company’s April 27, 2007 offering all outstanding Series A Preferred Shares were converted into a like number of shares of the Company’s common stock. Therefore, there are no shares of Series A Preferred Stock outstanding as of June 30, 2007.

Geovic Mining Corp. (an exploration stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(United States Dollars)

9.     ADVANCES FROM MINORITY INTEREST

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

The minority interest balance of $4,192,445 at June 30, 2007 represents the remaining funds on hand from the capital increase contributed by the minority shareholders described above. The difference between the original amount contributed and the balance at June 30, 2007 represents the minority shareholders’ share of the actual expenditures through June 30, 2007. Prior to 2007, no amounts were recognized for minority interest because there was no obligation for the minority shareholders to share these costs.

10.    COMMITMENTS AND CONTINGENCIES

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

Geovic Mining Corp. (an exploration stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(United States Dollars)

10.    COMMITMENTS AND CONTINGENCIES (cont’d)

(c)	On November 8, 2006, Geovic entered into a patent license agreement with Inco Limited with respect to certain technological processes and equipment related to processing nickel and cobalt. As partial consideration for the agreement, Geovic paid Inco Limited an initial payment of $20,000. Geovic agreed to pay Inco a royalty based on the net selling price of production, as defined, up to maximum of $400,000 during each 12 month period subject to a total maximum consideration (exclusive of the initial payment) equal to $2 million.

(d)	GeoCam received a letter from the Minister of Industry, Mines and Technological Development of the Republic of Cameroon on March 20, 2006 requesting payment of surface area taxes of approximately $457,000 (CFA240,000,000) and a penalty of the same amount for the period from 2003 to 2005. GeoCam has disputed this amount based on its interpretation of the Mining Convention signed on July 31, 2002 that GeoCam is only committed to pay this surface area tax once commercial exploitation begins. GeoCam has further disputed the amount of surface area subject to tax which reduces the estimated liability to $376,364 (CFA187,500,000).

GeoCam paid the Cameroon tax authority $116,764 (CFA62,500,000) on September 30, 2006 corresponding to the surface area tax for 2004. On November 30, 2006, GeoCam paid the Cameroon tax authority a further $259,600 (CFA125,000,000) corresponding to the surface area tax for 2005 and 2006. During the six months ending June 30, 2007, GeoCam paid an additional $128,675 (CFA62,500,000) for the 2006 surface fee charges.

GeoCam believes, based on discussions with the litigation department of the Directorate of Taxation, that the litigation procedure whereby GeoCam contests the penalties related to the surface area will be a productive approach to resolve this matter. On January 17, 2007, GeoCam deposited $57,170 (CFA29,500,000), representing approximately 10% of the total contested amount to be paid according to the provision of Article L121 of the fiscal procedures in force in order to proceed with the litigation procedure.

(e)	On April 9, 2007 GeoCam’s stockholders agreed upon the terms, conditions and fiscal arrangement for continued participation in the Cameroonian project by the Company’s wholly-owned subsidiary Geovic, Ltd. and the Cameroon minority shareholders. The agreement includes provisions consistent with Cameroon business laws for all shareholders to contribute financing as required to advance the project in 2007 and forward. The Company believes that the shareholders agreement is consistent with international mining industry standards and is compliant with Western Africa (OHADA) business law.

11.	RELATED PARTY TRANSACTIONS

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

12.	SUBSEQUENT EVENTS

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

Business

Since its inception our wholly owned subsidiary, Geovic, has been engaged in the business of exploring for nickel, cobalt and related minerals through its majority-owned (60%) subsidiary, Geovic Cameroon, PLC (“GeoCam”). Geovic Mining is also evaluating other exploration prospects, land acquisitions and investments in the mining industry that management believes would provide high-quality diversification opportunities.

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

The sourcing of the necessary development funds is dependent on numerous factors affecting the expected economics of the project, including: the availability and cost of capital, market conditions and demand for cobalt and nickel that would be produced, arrangement of metal sales agreements and the pricing and terms of such agreements, cost trends and availability of mining and processing equipment as well as operating materials and services necessary to develop and operate the properties, existing environmental and reclamation commitments, compliance with any additional government requirements or approvals associated with project development and operation, political unrest, geopolitical developments, and the competitive position of existing and prospective cobalt and nickel projects worldwide. Management considers that the upward trending of world commodity prices, including metals, over the last 12 to 18 months suggests that we will be able to successfully operate the Nkamouna mine over the 20 years of anticipated operations. In addition to metal prices, other significant factors affecting the success of the Nkamouna project include the continued political stability of the Republic of Cameroon and surrounding sub-Saharan African countries, and our ability to recruit, train and retain a stable local workforce, and meet the logistical challenges of developing the project in a relatively undeveloped, remote area in Cameroon.

Results of Operations 2006 Compared to 2005:

We have substantially no current revenue and expect to continue to generate losses and negative cash flows from operations for at least the next two fiscal years.

We had a consolidated net loss of $6,841,886 in the year ended December 31, 2006, in comparison with a net loss of $2,818,757 in 2005. The increase in the 2006 net loss was primarily due to higher operating expenses in 2006 which resulted because Geovic Mining had more capital available in 2006, enabling additional exploration activities, which Geovic Mining was unable to do in 2005.

Also, Geovic Mining had $859,697 of income tax expense in 2006 compared with no such expense in 2005. Operating expenses in 2006 increased approximately $3,338,000 from the operating expenses in 2005, due primarily to increases of approximately $2,594,000 in exploration costs in Cameroon, again due to increased availability of funds, $684,000 in increased head office and management expense as we paid salaries in 2006 which had been deferred in 2005 due to lack of funding, and $93,000 in stock based compensation to Geovic employees and consultants. The increases were offset in part by a reduction of approximately $38,000 in depreciation expense. The increase in exploration costs in 2006 was due to increases of approximately, $1,282,000 in exploration office costs, $674,000 in property evaluation expenses and $638,000 in metallurgical studies expenses compared with 2005, as many of those expenditures had been deferred from 2005 until 2006 when funding was available.

2005 Compared to 2004:

Geovic Mining incurred a consolidated net loss of $2,818,757 in the year ended December 31, 2005, compared to a net loss of $3,691,467 in 2004. There was no material revenue in either year. The smaller 2005 net loss was mainly attributable to lower operating expenses in 2005 due to limited available funds. Operating expenses in 2005 were $2,820,000, a reduction of approximately $896,000 from the prior year. The decrease in operating expenses in 2005 was due mainly to reductions of approximately $697,000 in stock based compensation, as we increased the exercise price of options granted in 2005 to estimated fair market value to meet the requirements of Section 409A of the Internal Revenue Code. Also, exploration costs decreased $401,000 due to restricted availability of funds, and depreciation decreased $71,000. The decreases were offset in part by an increase of approximately $272,000 in head office and management expense. The decrease in exploration costs in 2005 was due to reductions of approximately $254,000 in metallurgical studies, $78,000 in property evaluation expenses and $68,000 in exploration office costs compared with the previous year, primarily because Geovic Mining deferred those expenses until funding was available.

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

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006:

Geovic Mining had a $1,747,770 net loss in the three months ended June 30, 2007, in comparison with a $1,279,094 net loss in the same period of 2006. For both periods, the Company had no material revenues from operations and incurred losses, as it has since its inception. The larger net loss in the second quarter of 2007 was primarily due to higher operating expenses compared to the comparable period in 2006 due to the availability of additional funds. In addition, the Company had $338,000 of income tax expense in the second quarter of 2007 compared with $160,721 in the second quarter of 2006, and it recorded $900,760 as minority interest during the three months ended June 30, 2007 in relation to $0 in the second quarter of 2006. Operating expenses in the quarter ended June 30, 2007 totaled $3,151,041, an increase of approximately $2,025,000 from the $1,125,639 of operating expenses in the second quarter of 2006. The increase in operating expenses during the second quarter of 2007 in relation to the same period of 2006 was due primarily to increases of approximately $1,386,000 in exploration costs due to increased funds, $474,000 in head office and management expense, $162,000 in stock based compensation and $3,000 in depreciation expense. The increase in exploration costs in the quarter ended June 30, 2007 compared with the same period in 2006 was due to increases of approximately $739,000 in property evaluation expenses related to the Cameroon project, $400,000 in exploration office costs, $233,000 in expenses for other projects in the United States and the Philippines, and $13,000 in metallurgical studies expenses.

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

Additional sample pits, exploration drilling and test mining at Nkamouna Project	$20,000
Exploration program at Mada Project	$2,340,000
Feasibility, geotechnical and detailed engineering studies at Nkamouna Project	$2,930,000
Mining and other equipment at Nkamouna	$16,692,000
Environmental, socioeconomic program and land lease	$288,000
New exploration ventures	$1,700,000
Mineral property acquisition	$1,390,000
Head office general and administrative expenses	$3,000,000
General corporate purposes(1)	$46,140,000
TOTAL:	$74,500,000

(1)	These funds will be available to meet our portion of equity funding requirements that we anticipate will be made a condition by providers of project debt financing for the Nkamouna project.

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

At June 30, 2007 we had cash and cash equivalents of approximately $87 million, including the unexpended portion of advances we made to GeoCam in May 2007 in accordance with the GeoCam Shareholders Agreement pursuant to which there was an increase in share capital. Our cash resources included approximately $76 million of net proceeds we received from the two public offerings we completed in 2007, including an exercise of the over-allotment option on May 30. The funds are invested in U.S. dollar money market funds which invest in short-term investment grade debt and money market securities, and used as described above.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands fair value disclosures. The standard does not require any new fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact on our financial statements for the current tax year.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are participating in the development and providing management services for the Nkamouna cobalt-nickel project in Cameroon, Africa held by Geovic Cameroon, PLC., (“GeoCam”) our 60% owned subsidiary. In addition, the Company is engaged in the acquisition of mineral projects in other countries, including the United States.

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

Because we have exploration operations in Cameroon, and may have operations in other countries, we are subject to foreign currency fluctuations. We do not engage in currency hedging to offset any risk of currency fluctuations as GeoCam’s reporting currency is the U.S. dollar.

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

The Company has no history of producing metals and none of the GeoCam properties are currently producing. Historically, Geovic Mining incurred losses, on an annual basis, since its inception and it is expected that the Company will incur losses unless and until such time as the Nkamouna deposit is placed into commercial production and generates sufficient revenue to fund continuing operations. The development of the Nkamouna deposit will require the commitment of substantial financial resources. The amount and timing of expenditures will depend on a number of factors, some of which are beyond the Company’s control.

We will be subject to all of the risks associated with establishing new mining operations and business enterprises including: timing and cost of the construction of mining and processing facilities; the availability and costs of skilled labor and mining equipment; the availability and cost of appropriate processing materials and equipment; the need to obtain additional environmental and other governmental approvals and permits, and the timing of obtaining those approvals and permits; availability of off-take agreements or metal sales contracts; and the availability of funds to finance construction and development activities. Further, the costs, timing and complexities of mine construction and development are increased by the remote location of the GeoCam properties. Accordingly, our activities may not result in profitable mining operations and we may fail to successfully establish or maintain mining operations or profitably produce metals at any of our properties.

If we lose key personnel or are unable to attract and retain additional personnel, we may be unable to establish and develop our business.

Our development in the future will be highly dependent on the efforts of key management employees, namely, John E. Sherborne, William A. Buckovic, David C. Beling, Gary Morris, and Greg Hill (currently Chief Executive Officer, President, Chief Operating Officer, Senior Vice President and acting Chief Financial Officer, respectively) and other key employees that we hire in the future. Loss of any of these people could have a material adverse effect on our operations and future success. We do not have and currently have no plans to obtain key man insurance with respect to any of our key employees.

We may not be reimbursed by GeoCam for significant expenditures we have made on its behalf.

Geovic holds only 60% of GeoCam which holds the rights to exploit the cobalt-nickel deposits in Cameroon. However, through 2006 Geovic provided all of the funds necessary to carry out the activities of GeoCam, totaling about $31 million. Until April 9, 2007, there was no shareholder agreement among the GeoCam shareholders. Under the shareholder agreement adopted on that date, minority interest owners agreed to fund operating costs in 2007 and thereafter subject to certain stipulations of Cameroon business law. However, it is possible that the minority shareholders will be unable to provide their respective share of GeoCam funding, and we may, once again, be required to advance all the funds necessary to place the Cameroon properties into production, possibly under the provisions of a loan agreement between Geovic and GeoCam. Under Cameroon law all of the financial statements of GeoCam must be approved and certified by an accredited Cameroon state auditor. All or a portion of the funding previously advanced by Geovic may not be certified and approved by the state auditor and therefore we may not be reimbursed for all our previous advances to GeoCam. It is likely that reimbursement for some or all of our previous advances to GeoCam will be paid from future operating profits of GeoCam, if any.

Our lack of operating experience may cause us difficulty in managing our growth.

Geovic has owned a majority interest in GeoCam since its inception more than a decade ago. Its seven employees have managed the exploration of the GeoCam deposits, negotiated the terms of the required Cameroon government approvals and permits, and the RTO and financings we have completed. Under the GeoCam Shareholder Agreement we will continue to provide nearly all such services. Our ability to manage the continued growth will require us to improve and expand our management and our operational and financial systems and controls. If our management is unable to manage our growth and the growth of GeoCam effectively, our business and financial condition could be materially harmed.

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

We intend to acquire properties or mineral rights in the United States. The Bureau of Land Management (BLM) requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the U.S. National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or EIS prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project Geovic Mining undertakes on federal land in the United States.

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

The Company has no history of producing metals and none of the GeoCam properties are currently producing. Historically, Geovic Mining incurred losses, on an annual basis, since its inception and it is expected that the Company will incur losses unless and until such time as the Nkamouna deposit is placed into commercial production and generates sufficient revenue to fund continuing operations. The development of the Nkamouna deposit will require the commitment of substantial financial resources, a considerable portion of which must be obtained from outside sources. The amount and timing of expenditures will depend on a number of factors, some of which are beyond the Company’s control. In addition, the progress of ongoing exploration and development, the results of consultants’ analysis and recommendations, the rate at which operating losses are incurred, and the Company’s acquisition of additional properties will also impact the magnitude of the cost and timing of Company expenditures.

The costs, timing and complexities of mine construction and development are increased by the remote location of the GeoCam properties. It is common in new mining operations to experience unexpected problems and delays during construction, development, mine start-up and ramp-up to full designed commercial production. Accordingly, our activities may not result in timely or profitable mining operations, and we may fail to successfully establish mining operations or profitably produce metals at any of our properties.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 16, 2007 Geovic Mining issued 793,125 shares at $2.25 per share to four persons upon exercise of warrants held by such persons. On June 15, Geovic Mining issued 31,334 shares at $2.25 per share to one person upon exercise of warrants held by such person. Total cash paid upon exercise of the warrants was $1,855,033. No underwriter was involved in the exercise. The shares were exempt from the registration requirements of the Securities Act under Section 4(2) and Regulation S, as the purchasers were non-U.S. persons as defined in Regulation S not present in the United States.

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

Between May 23 and June 15, 2007 Geovic Mining issued 5,810 shares to two persons upon exercise of outstanding options at the exercise price of $1.72 per share, for total consideration of $9,944. No underwriter was involved in the exercise. The shares were exempt from the registration requirements of the Securities Act under Section 4(2) and Regulation S, as the purchasers were non-U.S. persons as defined in Regulation S not present in the United States.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual General Shareholders’ Meeting of the Company held on June 9, 2007, the following matters were submitted to a vote of the shareholders.

     (i)    Election of directors to the Company’s Board of Directors for a one-year term, with voting being as follows:

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

ITEM 6. EXHIBITS. (a) Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVIC MINING CORP.
Registrant

October 4, 2007	By: /s/ John E. Sherborne
John E. Sherborne
Chief Executive Officer

October 4, 2007	By: /s/ Greg Hill
Greg Hill
Acting Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002