Form 10-Q
period 2007-09-30
GEOVIC MINING CORP.
filed 2007-11-13
CIK 1398005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-52646

GEOVIC MINING CORP.

(Exact name of registrant as specified in its charter)

DELAWARE	20-5919886
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

743 Horizon Court, Suite 300A

Grand Junction Colorado 81506

(Address of principal executive offices)

(970) 256-9681

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer  ☐    Accelerated File   ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 101,133,646

Common Shares, $0.0001 par value, outstanding at November 8, 2007

Geovic Mining Corp.

(An Exploration Stage Company)

FORM 10-Q

For the Quarter Ended September 30, 2007

In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

EXPLANATORY NOTES

Geovic Mining Corp. (“Geovic Mining” or the “Company”) registered its $0.0001 par value common stock under the Securities Exchange Act of 1934, as amended, (the “1934 Act”) by filing a Registration Statement on Form 10 on May 14, 2007. The Registration Statement became effective July 13, 2007.

Financial Information Included in This Document

This Quarterly Report on Form 10-Q includes financial and other information as of and for the three and nine months ended September 30, 2007 and 2006.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2007 $	December 31, 2006 $
ASSETS
Current
Cash and cash equivalents	83,300,044	9,373,870
Accounts receivable	296,705	7,654
Prepaid expenses	69,651	83,271
Total Current Assets	83,666,400	9,464,795
Property, plant and equipment, net [note 4]	285,325	201,869
Mineral property costs [note 5]	1,590,707	—
Deposits	61,190	65,163
Total Assets	85,603,622	9,731,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accrued liabilities and other payables	1,537,303	913,138
Income tax payable	845,397	859,697
Advances from minority shareholders [note 9]	3,478,131	—
Total Current Liabilities	5,860,831	1,772,835
Contingent liability [note 10(a)]	240,863	240,863
Total Liabilities	6,101,694	2,013,698

Commitments and contingencies [note 10]

Stockholders’ Equity [note 8]
Preferred stock, par value of $.0001, 50,000,000 shares authorized and 0 [December 31, 2006- 6,000,000] shares issued and outstanding	—	600
Common stock, par value of $.0001, 200,000,000 shares authorized and 101,113,488 [December 31, 2006 – 62,142,943] shares issued and outstanding	10,111	6,214
Stock purchase warrants	15,747,657	3,074,845
Additional paid in capital	102,278,867	37,281,909
Deficit accumulated during the exploration stage	(38,534,707)	(32,645,439)
Total Stockholders’ Equity	79,501,928	7,718,129
Total Liabilities and Stockholders’ Equity	85,603,622	9,731,827

See accompanying notes.

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007 $	September 30, 2006 $	September 30, 2007 $	September 30, 2006 $	Since Inception $
Revenue	—	—	—	—	—

Expenses
Exploration costs [note 6]	2,171,833	1,565,479	5,601,434	2,510,167	19,842,941
Head office and management	791,037	294,025	2,709,979	997,608	8,309,934
Stock based compensation [note 7]	161,627	925,842	507,253	925,842	12,030,507
Interest and bank charges	7,864	593	8,760	1,313	36,815
Depreciation	14,573	7,918	41,211	30,295	745,631
	3,146,934	2,793,857	8,868,637	4,465,225	40,965,828

Advances from minority shareholders [note 9]	714,314	—	1,615,074	—	1,615,074
Interest and other income	899,999	42,669	1,978,295	55,603	2,289,744

Net loss before income taxes	(1,532,621)	(2,751,188)	(5,275,268)	(4,409,622)	(37,061,010)
Income tax expense	242,000	395,372	614,000	633,704	1,473,697
Net loss for the period	(1,774,621)	(3,146,560)	(5,889,268)	(5,043,326)	(38,534,707)

Basic loss per share	(0.02)	(0.14)	(0.07)	(0.24)

Basic weighted average number of common shares	88,967,270	22,221,441	88,967,270	20,870,332

See accompanying notes.

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2007 $	September 30, 2006 $	September 30, 2007 $	September 30, 2006 $	Since Inception $
OPERATING ACTIVITIES
Net loss for the period	(1,774,621)	(3,146,560)	(5,889,268)	(5,043,326)	(38,534,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	14,573	7,918	41,211	30,295	745,630
Stock based compensation expense	161,627	925,842	507,253	925,842	12,030,507
Changes in non-cash operating working capital:
Decrease (increase) in accounts receivable	16,885	(2,874)	(289,051)	24,001	(296,705)
Decrease (increase) in prepaid expenses	24,109	10,000	13,620	10,000	(69,651)
Decrease (increase) in deposits	595	—	3,973	—	(61,190)
Decrease (increase) in other current assets	—	4,976	—	(8,303)	—
(Decrease) increase in accrued liabilities and other payables	(43,955)	1,391,769	624,164	1,418,057	1,537,302
Increase in contingent liability	—	—	—	—	240,863
Increase (decrease) in income tax payable	242,000	395,372	(14,300)	633,704	845,397
Cash used in operating activities	(1,358,787)	(413,557)	(5,002,398)	(2,009,730)	(23,562,554)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(35,773)	(16,728)	(124,667)	(17,234)	(1,030,956)
Acquisition of mineral leases	(807,179)	—	(1,590,707)	—	(1,590,707)
Net (purchases) sales of short-term investments	—	997,495	—	(993,600)	—
Cash provided by (used in) investing activities	(842,952)	980,767	(1,715,374)	(1,010,834)	(2,621,663)

FINANCING ACTIVITIES
Increase (decrease) in minority interest	(714,314)	—	3,478,131	—	3,478,131
Cash paid to rescind exercise of stock options	—	(15,000)	—	(15,000)	—
Proceeds from issuance of common and preferred stock	—	—	67,158,300	4,714,097	95,589,796
Proceeds from issuance of stock purchase warrants	—	—	13,093,286	—	16,168,131
Proceeds from exercise of stock options and stock purchase warrants	20,503	—	1,954,276	18,130	2,031,846
Share issue costs	(39,353)	(1,230,275)	(5,040,047)	(1,230,275)	(7,783,643)
Cash provided by (used in) financing activities	(733,160)	(1,245,275)	80,643,946	3,486,952	109,484,261

Net increase (decrease) in cash and cash equivalents	(2,934,899)	(678,065)	73,926,174	466,388	83,300,044
Cash and cash equivalents, beginning of period	86,234,943	2,079,791	9,373,870	935,338	—
Cash and cash equivalents, end of period	83,300,044	1,401,726	83,300,044	1,401,726	83,300,044

See accompanying notes.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Geovic Mining Corp. (“Geovic Mining” or the “Company”) is incorporated under the laws of the State of Delaware. The Company owns 100% of the shares of Geovic, Ltd. (“Geovic”), a company that has been in the mining exploratory stage since its inception. The Company acquired Geovic and other entities December 1, 2006 through a reverse takeover of Resource Equity, a TSXV-listed company (the “RTO”), pursuant to an agreement (the “Arrangement Agreement”) dated as of September 20, 2006, as amended October 31, 2006, entered into among the Company, Geovic, Geovic Finance Corp. (“FinCo”) and William A. Buckovic (“Buckovic”). For financial reporting purposes Geovic is treated as the acquiring entity. Geovic is engaged in the business of exploring for nickel, cobalt, and related minerals through its majority-owned (60%) subsidiary, Geovic Cameroon, PLC (“GeoCam”), a financially dependent public limited company duly organized and incorporated under the laws of the Republic of Cameroon.

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

2. BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and accordingly do not include all disclosures required for annual financial statements.

With the exception of new accounting pronouncements discussed in note 3, these interim consolidated financial statements follow the same significant accounting policies and methods of application as the Company’s audited annual consolidated financial statements for the year ended December 31, 2006 (the “Annual Financial Statements”). The interim consolidated financial statements should be read in conjunction with the Annual Financial Statements.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for these interim periods are not necessarily indicative of the result that may be expected for the full fiscal year ending December 31, 2007.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. NEW ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company plans to adopt SFAS No. 157 beginning in the first quarter of fiscal 2008. Management has not yet determined the impact, if any, that the adoption of SFAS No. 157 will have on the Company’s financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. Management has not yet determined the impact, if any, that the adoption of SFAS No. 159 will have on its financial position.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. PROPERTY, PLANT AND EQUIPMENT

As of the end of the period, property, plant and equipment consisted of the following:

	September 30, 2007 $	December 31, 2006 $
Machinery and equipment	344,748	344,748
Vehicles	182,412	177,984
Office furniture and equipment	292,012	171,773
	819,172	694,505
Less accumulated depreciation	(533,847)	(492,636)
Property, plant and equipment, net	285,325	201,869

5. MINERAL PROPERTY COSTS

During the nine months ended September 30, 2007, the Company, through its wholly-owned subsidiary Geovic Energy Corp. entered into mineral lease agreements with a number of parties in Colorado and Wyoming for cash consideration of $1,590,707. These lease agreements give the Company the right to explore for, develop and produce uranium and other minerals on these properties for periods specified in the agreements which under certain circumstances can be extended. To date, the Company has not made expenditures for evaluation of the economic viability of these properties. See note 6 for additional costs associated with these projects.

Total $

Mineral property costs, March 31, 2007	—
Expenditures during the period	783,528
Mineral property costs, June 30, 2007	783,528
Expenditures during the period	807,179
Mineral property costs, September 30, 2007	1,590,707

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. EXPLORATION COSTS

The following is a summary of the exploration costs incurred by the Company.

	Three months ended		Nine months ended
	September 30, 2007 $	September 30, 2006 $	September 30, 2007 $	September 30, 2006 $	Since Inception $
Cameroon, Africa:
Property evaluation	1,101,603	667,985	3,097,762	1,108,198	9,135,129
Metallurgical studies	48,239	276,897	301,614	351,652	2,268,576
Exploration office costs	259,401	244,233	1,087,835	673,953	6,921,890
Property surface area tax [note 10(d)]	33,972	376,364	101,916	376,364	505,039-
	1,443,215	1,565,479	4,589,127	2,510,167	18,830,634

Other projects:
Colorado and Wyoming	517,814	—	761,181	—	761,181
Arizona	41,529	—	76,683	—	76,683
Other projects	169,275	—	174,443	—	174,443
	728,618	—	1,012,307	—	1,012,307
Total exploration costs	2,171,833	1,565,479	5,601,434	2,510,167	19,842,941

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. STOCK BASED COMPENSATION

Stock Options

The following table summarizes the Company’s stock option activity and related information for the nine months ended September 30, 2007:

		Options Outstanding
	Options Available for Grant #	Number Outstanding #	Weighted Average Exercise Price per Share $
Available and outstanding at December 31, 2006	1,961,114	13,038,886.35
Granted	—	—	—
Exercised	—	(961,212)	.10
Shareholder vote to increase options available	3,700,000	—	—
Available and outstanding at September 30, 2007	5,661,114	12,077,674.37

The following table summarizes information concerning options outstanding and exercisable as of September 30, 2007:

Exercise Price $	Number of Options #	Weighted Average Remaining Contract Life (in Years)	Weighted Average Exercise Price $
0.05	4,415,500	9	0.05
0.075	2,192,842	8	0.075
0.225	795,036	9	0.225
0.10	246,244	6	0.10
0.15	1,651,748	6	0.15
0.375	361,176	7	0.375
0.563	90,392	7	0.563
1.075	452,180	8	1.075
1.3	709,766	9	1.30
1.94	1,061,980	2	1.841
1.22	20,000	9	1.22
Outstanding	12,077,674	8	0.37
Exercisable	12,002,674	8	0.36

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. STOCK BASED COMPENSATION (cont’d)

The Company did not grant options during the nine months ended September 30, 2007. At September 30, 2007, the Company had 75,000 unvested options outstanding with a weighted average exercise price of $1.94 (Cdn$1.95) per share and a weighted average remaining contractual life of 2 years. The Company expects that all of the unvested options will ultimately vest based on historical experience. The Company recorded $507,253 of stock-based compensation expense for the nine months ended September 30, 2007 from the vesting of options granted in a previous year. As of September 30, 2007, total unrecognized stock-based compensation related to unvested options was approximately $65,394, which is expected to be recognized over a period of approximately three months.

Restricted Stock Awards

The Company granted restricted stock of 5,595 shares to an employee during the fourth quarter of 2006 subject to certain vesting requirements (prior to RTO two-for-one exchange). The restricted stock vested during the nine months ended September 30, 2007 and the Company recorded $8,720 of stock-based compensation expense.

8. STOCKHOLDERS’ EQUITY

The following table summarizes information concerning the changes in shareholders’ equity for the nine months ended September 30, 2007:

	Preferred Shares		Common Shares
	Shares #	Amount $	Shares #	Amount $	Share Purchase Warrants $	Additional paid-in Capital $	Deficit $	Total $
Balance, December 31, 2006	6,000,000	600	62,142,943	6,214	3,074,845	37,281,909	(32,645,439)	7,718,129
Conversion of preferred stock to common stock	(6,000,000)	(600)	6,000,000	600	—	—	—	—

Issuance of common stock	—	—	31,184,206	3,118	—	67,155,182	—	67,158,300

Stock purchase warrants issued	—	—	—	—	13,093,286	—	—	13,093,286

Share issue costs	—	—	—	—	—	(5,040,047)	—	(5,040,047)

Stock options exercised	—	—	961,212	96	—	98,116	—	98,212

Stock purchase warrants exercised	—	—	825,127	83	(420,474)	2,276,454	—	1,856,063
Amortization of stock based compensation	—	—	—	—	—	507,253	—	507,253

Net loss for the period	—	—	—	—	—	—	(5,889,268)	(5,889,268)
Balance, September 30, 2007	—	—	101,113,488	10,111	15,747,657	102,278,867	(38,534,707)	79,501,928

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. STOCKHOLDERS’ EQUITY (cont’d)

Public Offering

On March 6, 2007, the Company raised gross proceeds of Cdn$54 million in a public offering through agents of 21.6 million units (including the over-allotment option exercised by the agents) at Cdn$2.50 per unit. Each unit consisted of one common share of the Company and one-half of one common share purchase warrant of the Company. Each whole warrant entitles the holder to purchase one common share of the Company at a price of Cdn$3.00 for a period of five years following closing of the offering. The net proceeds received by the Company after payment of the cash commission to the agents (equal to 6% of the gross proceeds of the offering) were Cdn$50.76 million, equivalent to approximately $43.09 million. From this amount the Company paid other expenses of the offering of approximately $500,000.

On April 27, 2007, the Company issued and sold 8,750,000 units of the Company at a price of Cdn$4.00 per unit (the “Issue Price”) for aggregate gross proceeds to the Company of Cdn$35 million ($31,335,500). Each unit consisted of one common share and one-half of one common share purchase warrant (each whole warrant, a “Warrant”). Each Warrant entitles the holder thereof to purchase one common share at a price of Cdn$5.00 for 5 years following the closing date. From the gross proceeds the Company paid a cash commission to the underwriters equal to 5% of the gross proceeds of the offering and paid other expenses of the offering of approximately Cdn$171,000 ($157,000). The Company also granted to the underwriters an over-allotment option to purchase up to an additional 1,312,500 units of the Company at the Issue Price which the underwriters were entitled to exercise for a period of up to 30 days following the closing date. Pursuant to the over-allotment option, the Company has issued and sold 834,200 units to the underwriters for additional gross proceeds of Cdn$3,336,800 ($2,987,437) representing additional net proceeds of Cdn$3,160,950 ($2,844,855) after payment of the cash commission to the underwriters (equal to 5% of the additional gross proceeds).

Share Purchase Warrants

During the nine months ended September 30, 2007, the Company issued 10,800,000 stock purchase warrants in connection with the financing dated March 6, 2007 and 4,792,100 stock purchase warrants in connection with the financing dated April 27, 2007. The contract life of the warrants is five years from the date of issuance. The bifurcated fair value of the stock purchase warrants ($13,093,286) was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: expected dividend: 0%; risk-free rate: 4.5% to 4.7%; expected volatility: 73.2% to 75.7%; and expected life: 3 years.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. STOCKHOLDERS’ EQUITY (cont’d)

Share Purchase Warrants (cont’d)

The following table summarizes the Company’s stock purchase warrant activity and related information for the nine months ended September 30, 2007:

	Number Outstanding #	Weighted-Average Exercise Price per Share $
Warrants outstanding at December 31, 2006	6,317,204	2.30
Issued	15,592,100	4.07
Warrants exercised	(825,127)	2.25
Warrants outstanding at September 30, 2007	21,084,177	3.75

Effective February 26, 2007, performance warrants to purchase up to 1,174,000 shares of Company stock, held by seven persons, became exercisable at $2.25 per share, with an expiration of March 6, 2010, leaving 1,825,000 performance warrants outstanding, all of which would vest upon completion of at least $18.25 million of additional equity financing at any time before June 1, 2008 (a “Follow on Offering”). On April 27, 2007, the Company completed a Follow on Offering exceeding $18.25 million which resulted in the vesting of the final 1,825,000 performance warrants exercisable at a price of $3.06 per share and exercisable at anytime until April 27, 2010. As a result, all outstanding performance warrants have become vested.

Preferred Shares

As a consequence of the Company’s March 6, 2007 offering, the holders of 4,175,000 shares of Series A Preferred Stock exchanged their shares for a like number of newly issued shares of common stock, leaving 1,825,000 shares of Series A Preferred Stock outstanding as of March 31, 2007. Following the Company’s April 27, 2007 offering all outstanding Series A Preferred Shares were converted into a like number of shares of the Company’s common stock. Therefore, there are no shares of Series A Preferred Stock outstanding as of September 30, 2007.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. ADVANCES FROM MINORITY SHAREHOLDERS

From the inception of the Cameroon project through December 31, 2006, Geovic advanced all operating expenditures on behalf of GeoCam and all such expenditures were consolidated on the accounts of the Company. On April 12, 2007, GeoCam shareholders approved a GeoCam capital increase through the issuance of 650,000 new shares at 10,000 CFA francs per share, or a total of 6.5 billion CFA francs (equivalent to approximately $13.5 million). All of the new shares approved for issuance were purchased by or for the accounts of the shareholders of GeoCam, including Geovic, in their respective ownership interests prior to the capital increase. The share purchases were completed by May 12, 2007. As a result, GeoCam received funds that are, pending expenditure, being held by GeoCam in US$ and CFA francs accounts in the Cameroon branch of a large international bank. This increase in capital is being used to fund a portion of GeoCam’s future operating costs.

The minority interest balance of $3,478,131 at September 30, 2007 represents the remaining funds on hand from the capital increase contributed by the minority shareholders described above. The difference between the original amount contributed and the balance at September 30, 2007 represents the minority shareholders’ share of the actual expenditures from January 1, 2007 through September 30, 2007. Prior to 2007, no amounts were recognized for minority interest because there was no obligation for the minority shareholders to share these costs.

During the three months ended September 30, 2007, Geovic and GeoCam entered into a one-year services contract that became effective January 1, 2007. The contract covers the professional and technical services that Geovic and outside contractors expect to provide to GeoCam during the contract term to facilitate the Cameroon project. The terms and conditions of the technical services contract are consistent with arm’s length provisions of third party service providers and the Company believes that the contract is consistent with international mining industry standards and is compliant with Western Africa (OHADA) business law.

In September 2007, Geovic and GeoCam reached an agreement whereby approximately $31 million of expenditures and advances made by Geovic on behalf of GeoCam for the years 1995 through 2006 would be reduced to approximately $23 million, subject to final documentation, and recorded as an advance by Geovic that would be applied to Geovic’s share of future capital increases of GeoCam. An amount of accrued interest on this balance will be recorded as an interest-bearing loan. The final documentation is expected to be agreed upon before the end of this fiscal year.

10.	COMMITMENTS AND CONTINGENCIES

(a)	During the year ended December 31, 2003, Geovic received a grant from the United States Trade and Development Agency (USTDA). The grant reimburses Geovic for 50% of the cost of a feasibility study for the Company’s Cameroon mining project. The grant specifies that, if the project is successful, all grant reimbursement proceeds received by Geovic must be paid back to the USTDA. The proceeds would be paid back once project financing is acquired. If the project is unsuccessful, the reimbursement proceeds would be considered a grant and Geovic would not be required to pay back the USTDA. As of September 30, 2007 Geovic has received $240,863 in grant reimbursement proceeds from the USTDA. The Company has recorded a liability for this amount as of September 30, 2007. The liability is reported as a contingent liability on the September 30, 2007 and December 31, 2006 balance sheets.

(b)	The Company is committed to future minimum rent and lease payments of $326,798 under operating lease agreements for office space in Grand Junction, CO, USA and Yaoundé, Cameroon.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	COMMITMENTS AND CONTINGENCIES (cont’d)

(c)	On November 8, 2006, Geovic entered into a patent license agreement with Inco Limited (Inco) with respect to certain technological processes and equipment related to recovery of nickel and cobalt. As partial consideration for the agreement, Geovic paid Inco an initial payment of $20,000. Geovic agreed to pay Inco a royalty based on the net selling price of production, as defined, up to maximum of $400,000 during each 12 month period subject to a total maximum consideration (exclusive of the initial payment) equal to $2 million.

(d)	GeoCam has paid surface area taxes to the Republic of Cameroon tax authority for the years 2004-2006 of $505,039. In addition, GeoCam has deposited $57,170 which represents approximately 10% of a contested amount relating to penalties associated with the previously paid surface area taxes. GeoCam is in discussions with the Directorate of Taxation in order to proceed with litigation procedures to resolve this matter.

(e)	On April 9, 2007 GeoCam’s stockholders entered into a Stockholders’ Agreement setting out the terms, conditions and fiscal arrangement for continued participation in the Cameroonian project by Geovic and the minority shareholders. The agreement includes provisions consistent with Cameroon business laws for all shareholders to contribute financing as required to advance the project in 2007 and forward. The Company believes that the shareholders agreement is consistent with international mining industry standards and is compliant with Western Africa (OHADA) business law. See Note 9 for additional information.

11.	RELATED PARTY TRANSACTIONS

On June 6, 2004, Geovic entered into an agreement with Mineral Services, LLC related to project development, technical, financing, and marketing services. Mineral Services, LLC is owned by a previously unaffiliated person who became a director of the Company on December 1, 2006. Total fees paid to Mineral Services, LLC under the agreement for the nine months ended September 30, 2007 were $20,000.

12.	SUBSEQUENT EVENTS

(a)	On October 11, 2007, a Deed of Assignment was signed between Geovic Finance Corp. (“FinCo”), a company incorporated in the Cayman Islands, Geovic Mining and David Walker and Lawrence Edwards (“Liquidators”) to liquidate FinCo. The liquidation was pursuant to a resolution on March 30, 2007 of Geovic Mining, FinCo’s sole member, whereby FinCo was placed in voluntary liquidation and the Liquidators were appointed. As of October 11, 2007, all of the creditors of FinCo have been paid in full and the Final General Meeting of FinCo was held. Effective on the date of the Deed of Assignment, FinCo assigned all of the remaining assets, approximately $2,500 to Geovic Mining.

(b)	On October 26, 2007, the Board of Directors (“the Board”) of Geovic Mining approved salary increases for all officers retroactive to July 1, 2007 and approved an annual cash retainer for outside Board members. The Board also approved a grant of 1,630,000 options under the Company’s stock option plan to officers and directors with a vesting schedule for the officers of 40% vested at grant date, 30% vesting 12 months following grant date and 30% vesting 24 months following grant date. The option exercise price is Cdn$2.36.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	CANADIAN GAAP RECONCILIATION

The Company prepares its financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), which could differ in certain respects from the principles that the Company should follow if the consolidated financial statements were prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). There are no material differences between U.S. GAAP and Canadian GAAP.

(a)	Comprehensive Income

Under Canadian GAAP in the first quarter ended March 31, 2007, the Company adopted CICA Handbook Section 1530, “Comprehensive Income”, which defines and establishes the reporting requirements for comprehensive income. Comprehensive income is the change in shareholders’ equity during a period from transactions and other events and circumstances from non-owner sources. Under this section, the Company is required to present comprehensive income and its components in a financial statement showing (a) net income for the period; (b) each component of revenue, expense, gain and loss that is recognized in other comprehensive income and (c) the total of (a) and (b). The Company has no other comprehensive income for the period ended September 30, 2007 and no accumulated other comprehensive income as at September 30, 2007.

As a consequence of adopting Section 1530, the Company has also adopted the Section 3251, “Equity”, Section 3855, “Financial Instruments—Recognition and Measurement”, Section 3861, “Financial Instrument—Disclosure and Presentation”, and Section 3865, “Hedges”.

(b)	Financial Instruments

Under Section 3855, all financial instruments are classified into one of five categories: held-for-trading, held-to-maturity investments, loans and receivables, available-for-sale financial assets or other financial liabilities. All financial instruments are measured in the balance sheet either at fair value except for loans and receivables, held-to-maturity investments and other financial liabilities which are measured at amortized cost. Subsequent measurement and changes in fair value will depend on their initial classification, as follows: held-for-trading financial assets are measured at fair value and changes in fair value are recognized in net income. Available-for-sale financial instruments are measured at fair value with changes in fair value recorded in other comprehensive income until the instrument is derecognized or compared.

As a result of the adoption of these new standards, the Company has classified its cash and cash equivalents as held-for-trading.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Management’s Discussion & Analysis (“MD&A”) is intended to provide an analysis of Geovic Mining’s financial results for the three and nine months ended September 30, 2007 compared to the comparable periods of the prior year. The consolidated financial statements for the comparative periods are those of Geovic, Ltd. (“Geovic”). Geovic was the acquirer for financial reporting purposes in the RTO described elsewhere in this quarterly report. These financial statements were prepared in accordance with United States generally accepted accounting principles. All amounts presented in the financial statements are in U.S. dollars unless indicated otherwise. Reference should also be made to the Company’s other disclosure materials filed from time to time on www.sec.gov or the Company’s website at www.geovic.net.

Business

Since inception our wholly owned subsidiary, Geovic, has been engaged in the business of exploring for nickel, cobalt and related minerals through its majority-owned (60%) subsidiary, Geovic Cameroon, PLC (“GeoCam”). Geovic Mining is also evaluating other exploration prospects, land acquisitions and investments in the mining industry that management believes would provide high-quality diversification opportunities.

Our success is largely dependent on our ability to source the necessary funds to expeditiously explore and develop our mineral properties and, in particular, the mineral reserves we have established for the Nkamouna deposit held by GeoCam. We presently expect that GeoCam will finalize commitments for secured debt financing from one or more international institutions in 2008. The proceeds are expected to be used for pre-mining construction and development work, to construct ore processing facilities, roads, housing and other required infrastructure, and to provide working capital for the Nkamouna project from which we expect that GeoCam will begin production in 2010.

GeoCam has appointed Citibank as financial advisor. However, we do not expect any firm lending agreement or other financing commitment at least until we have received an acceptable independent bankable feasibility study of the Nkamouna project. GeoCam commissioned such a study from an independent engineering firm in mid-2006. Based on preliminary information furnished by such firm from the feasibility study underway, the anticipated initial capital costs of the Nkamouna project could be in the range of $400 million and the anticipated operating costs will be substantially higher. The final results of this study have been delayed due in part to global escalations in the demand for mining and processing equipment as well as construction materials which will significantly increase the overall cost of the project. GeoCam expects to receive this study, but may seek a supplemental report from an additional provider to help assure bankability and reliability. Based on the results of a preliminary feasibility study which we received in early 2006, from a different independent consulting firm and our own extensive review, we expect that a final report will conclude that profitable mining operations on the Nkamouna project will be feasible and that the resulting study will, therefore, support significant debt financing. Such a final report will include detailed mine plans, milling and processing facilities plans and budgets for anticipated construction and related costs including operating costs. The amount of required financing will depend in large part on the conclusions reached in the final feasibility study and subsequent final engineering and design studies.

The sourcing of the necessary development funds is dependent on numerous factors affecting the expected economics of the project, including: the availability and cost of capital for both Geovic and the GeoCam minority shareholders, market conditions and demand for cobalt and nickel that would be produced, arrangement of metal sales agreements and the pricing and terms of such agreements, continuing escalating cost trends and availability and cost of mining and processing equipment as well as operating materials and services necessary to develop and operate the properties, existing environmental and reclamation commitments, compliance with any additional government requirements or approvals associated with project development and operation, political unrest, geopolitical developments, and the competitive position of existing and prospective cobalt and nickel projects worldwide. Management considers that the upward trending of world commodity prices, including metals, over approximately the last two years suggests that once in production we should be able to successfully operate the Nkamouna mine over the 20 years of anticipated operations. In addition to metal prices, other significant factors likely to affect the success of the Nkamouna project include the continued political stability of the Republic of Cameroon and surrounding sub-Saharan African countries, and our ability to recruit, train and retain a stable local workforce, and meet the logistical challenges of developing the project in a relatively undeveloped, remote area in Cameroon.

Results of Operations

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006:

In the nine months ended September 30, 2007, Geovic Mining had a $5,889,268 net loss in comparison with a $5,043,326 net loss in the nine months of 2006. For both periods, the Company had no material revenues from operations and incurred losses, as it has since its inception. The increased net loss in the first nine months of 2007 was primarily due to higher operating expenses compared to the same period in 2006 due to the availability of additional funds which were used to further the progress of the Company’s business. The net loss resulting from these higher operating expenses was offset partially by an increase in interest income which resulted from investing the additional funds raised by the Company from two public offerings during the year. The Company had $614,000 of income tax expense in the nine months ended September 30, 2007 in comparison with $633,704 in the first nine months of 2006, and the Company also recorded $1,615,074 as advances from minority interest during the first nine months of 2007 compared to $0 in the same period of the prior year. The advances from minority interest included in the first nine months of 2007 represents the minority shareholders' share of the 2007 exploration activities and expenditures in Cameroon. The Company’s operating expenses in the nine months ended September 30, 2007 totaled $8,868,637, which represented an increase of approximately $4,403,412 from the $4,465,225 of operating expenses in the first nine months of 2006. The additional operating expenses during the first nine months of 2007, compared to the first nine months of 2006, were due to increases of approximately $3,091,267 in exploration costs, $1,712,371 in head office and management expense, and offset by a decrease of $418,589 in stock based compensation; the Company was able to increase these operating expenses by the amounts noted primarily as a result of additional funding which enabled increased efforts in these areas. The additional exploration costs in the nine months ended September 30, 2007 in relation to the first nine months of 2006 resulted from increases of approximately $1,989,564 in property evaluation expenses, $413,882 in exploration office costs and $1,012,307 in expenses for other projects in the United States and other areas, which were partially offset by a decrease of $324,486 in metallurgical studies expenses and surface area taxes.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006:

Geovic Mining had a $1,774,621 net loss in the three months ended September 30, 2007, in comparison with a $3,146,560 net loss in the same period of 2006. For both periods, the Company had no material revenues from operations and incurred losses, as it has since its inception. The reduction in the net loss in the third quarter of 2007 was due to an increase in interest income of $857,330 which was the result of investing the additional funds the Company raised during the year from two public offerings. However, the Company’s operating expenses for the quarter ended September 30, 2007 were $3,146,934 compared to $2,793,857 for the quarter ended September 30, 2006. This increase was primarily a result of the increase in exploration costs of $606,354, head office expenses of $497,012 offset by a decrease in stock based compensation of $764,215. The increase in exploration costs and head office expenses were attributable to the additional funds available to the Company which were used to further the progress of the Company’s business. The decrease in stock based compensation was the result of fewer stock options vesting during the quarter ended September 30, 2007 compared to September 30, 2006. In addition, the Company had $242,000 of income tax expense in the third quarter of 2007 compared with $395,372 in the third quarter of 2006, and it recorded $714,314 as minority interest during the three months ended September 30, 2007 in relation to $0 in the third quarter of 2006 The increase in exploration costs in the quarter ended September 30, 2007 compared with the same period in 2006 was due to increases of approximately $433,618 in property evaluation expenses related to the Cameroon project, $728,618 in expenses for other projects in the United States and other areas. These increases were partially offset by decreases of $342,392 in property surface area tax and $228,658 in metallurgical studies.

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

2007

Effective February 26, 2007, in connection with the public offering by the Company which was completed on March 6, 2007, whereby the Company raised approximately $43 million net of offering expenses, the FG Agreement was superseded and replaced with a new agreement among the Company, the FG Group and the holders of the Series A Preferred Stock of the Company (the “Letter Agreement”). In accordance with the Letter Agreement, the holders of 4,175,000 shares of Series A Preferred Stock exchanged their shares for a like number of newly issued shares of common stock, leaving 1,825,000 shares of Series A Preferred stock outstanding, all of which would be automatically converted into a like number of Company common stock if the holders of Series A Preferred Stock assisted the Company to complete at least $18.25 million of additional equity financing at any time before June 1, 2008 (a “Follow on Offering”). Also, Performance Warrants to purchase up to 1,174,000 shares of Company stock, held by seven persons, became exercisable at $2.25 per share, with an expiration of March 6, 2010, leaving 1,825,000 Performance Warrants outstanding, all of which would vest upon completion of one or more Follow on Offerings under which at least $18.25 million in equity was raised by the Company.

On April 27, 2007, the Company completed a Follow on Offering and received net proceeds of approximately $29.6 million, after commissions and related expenses. As a result, all outstanding Series A Preferred shares were converted into a like number of shares of the Company’s common stock and all 1,825,000 outstanding Performance Warrants became vested at an exercise price of $3.06 per share, and are exercisable at anytime until April 27, 2010.

At September 30, 2007 we had cash and cash equivalents of approximately $83.3 million, including the unexpended portion of GeoCam cash raised from its shareholders through an increase in share capital in May 2007 in accordance with the GeoCam shareholders agreement. We intend to use these funds in the current and later years for various corporate purposes including exploration costs, engineering studies, purchase of construction, mining and other equipment, acquisition of mineral properties or rights, general and administrative expenses and general corporate purposes. Also the owners of GeoCam will be required to contribute significant capital to GeoCam to fund the equity component of the project financing arrangements for the Nkamouna project. As the 60% owner of GeoCam, we expect to utilize a significant portion of our cash resources for that purpose. Given the rapidly rising costs for all components of the Nkamouna project, it is likely the Company will need to raise additional equity within the next year or two for project finance absent significant exercises of outstanding warrants and share options.

We expect that GeoCam will enter into commitments during 2008 and thereafter for significant expenditures related to anticipated pre-mining activities and exploration and development of its other properties before completion of anticipated debt financing. As a result, the Company anticipates that our cash balances will continue to decrease as the Company funds its portion of such expenditures.

The ability of GeoCam to complete the planned commencement of mining operations on the Nkamouna project and exploration and development activities related to its other Cameroon properties depends on raising additional capital to fund these activities, particularly in connection with opening the initial mine and processing facilities on the Nkamouna project. Raising such capital depends on a number of factors, some of which are partly or wholly outside of our control. As described in Item 1A, Risk Factors, it may not be possible to raise sufficient capital on a timely basis, at an acceptable cost or on reasonable terms. In September 2007, GeoCam entered into an agreement with Citibank, N.A. (“Citibank”) whereby Citibank would act as its exclusive financial advisor in connection with the financing of the Nkamouna greenfield cobalt-nickel mining project. The terms of the agreement provide that Citibank be paid a monthly retainer. Either party may terminate the agreement, with or without cause, by giving thirty days prior written notice to the other party. Notwithstanding a prior termination, the agreement shall terminate on April 30, 2008, unless extended. The Company also may raise additional cash through debt or new equity offerings to help fund its equity requirements for GeoCam project financing.

Under the shareholder agreement among Geovic and the minority shareholders of GeoCam, among other things, the minority shareholders have agreed, consistent with certain provisions of Cameroon business law, to pay their respective shares of future capital and related costs expected to be incurred in completing the development and bringing into production the Nkamouna deposit in Cameroon. However, if the minority shareholders are unwilling or unable to fund their obligations in future years we may advance some or all of such expenditures. Should this latter case occur, the Company may try to convert unreimbursed advances into a greater equity ownership of GeoCam.

Available Funds and Principal Purposes

As disclosed elsewhere in this quarterly report, the Company raised approximately $73 million, net of offering expenses, from two public offerings completed outside the United States during the first four months of 2007. On May 30, 2007 we also received net proceeds of $2.94 million upon the partial exercise of an over-allotment option from the April 2007 offering. When added to the net proceeds received from the Subscription Receipt financing at the completion of the RTO on December 1, 2006 and after expenditures in the ordinary course of our business through September 30, 2007, we had approximately $83.3 million of cash as of September 30, 2007, including cash held by GeoCam. The Company intends to use these funds in the current and subsequent years in various areas such as; exploration costs, engineering studies, purchase of construction, mining and other equipment, acquisition of mineral properties or rights, general and administrative expenses and general corporate purposes.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006:

During the first nine months of 2007, the Company used $5,002,398 in operating activities compared to $2,009,730 in the first nine months of 2006, an increase of $2,999,668 resulting from the additional availability of capital to significantly expand its operations. The Company used $1,715,374 in investing activities in the first nine months of 2007 compared to $1,010,834 in the nine months ended September 30, 2006, which represented an increase of $704,540 which was the result of an increase in mineral property purchases and fixed assets of $1,698,140 offset by a net decrease in purchases of short-term investments of $993,600. The Company’s financing provided $80,643,946 during the first nine months of 2007, an increase of approximately $77,156,994 compared with $3,486,952 for the first nine months of 2006. This increase resulted from the Company issuing common stock and stock purchase warrants associated with the Company’s financings that closed on March 6, 2007 and April 27, 2007. The cash balances of the Company increased by $73,926,174 in the first nine months of 2007 in relation to an increase of $466,388 during the first nine months of 2006.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006:

During the three months ended September 30, 2007, the Company used $1,358,787 in operating activities in comparison with $413,557 in the third quarter of 2006, an increase of approximately $945,230. The Company used $842,952 in investing activities in the three months ended September 30, 2007 compared to a source of $980,767 in the same period of 2006, an increase of approximately $1,823,719 due to the proceeds from the sale of short-term investment of $997,495 in the third quarter of 2006 and the net increase in the purchase of mineral property and fixed assets of $826,224 in the third quarter of 2007. The financing activities of the Company used $733,160 during the third quarter of 2007, a decrease of approximately $512,115 compared to the $1,245,275 used by financing activities in the third quarter of 2006. This decrease compared to the third quarter of 2006 was due primarily to a reduction of the share issue costs in the third quarter of 2007 of $1,190,922 offset by an increase in the minority interest of $714,314 in the third quarter of 2007. As a result, the cash balances of the Company decreased by $2,934,899 in the third quarter of 2007 compared to a $678,065 decrease in the comparable period of 2006.

The Company has no standby financing arrangements in place.

Changes in Accounting Policies including Initial Adoption

We have made only the following significant changes in our accounting policies since the beginning of 2007:

Recent United States accounting pronouncements may have a future effect on our tax and accounting procedures and reporting:

(i)	Uncertain tax positions

In June 2006, the FASB issued Accounting for Uncertain Tax Positions—an Interpretation of FASB Statement No. 109, “FIN 48” which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in tax returns.

FIN 48 provides guidance on recognition, classification, presentation and disclosure of unrecognized tax benefits. We adopted this statement effective January 1, 2007. The Company has determined that this does not have a material impact on the Company’s financial statements.

(ii)	Fair value measurements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands fair value disclosures. The standard does not require any new fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact on its financial statements for the current year.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are participating in the development and providing management services for the Nkamouna cobalt-nickel project in Cameroon, Africa held by Geovic Cameroon, PLC (“GeoCam”) our 60% owned subsidiary. In addition, the Company is engaged in the acquisition of mineral projects in other countries, including the United States.

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

Cobalt and other metal prices may fluctuate widely from time to time and are affected by numerous factors outside our control, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, and technological developments requiring uses of cobalt or substitute materials. World cobalt and nickel prices have risen significantly in the past several years and reached monthly peaks of approximately $32.44 per pound in April 2007 for cobalt as quoted by Platt’s Metals Week and $23.66 per pound for nickel as quoted by the London Metals Exchange in May 2007. Since that time, prices have moderated and the respective quoted prices are near $30.50 per pound for cobalt and $14.37 per pound for nickel in early November 2007. Cobalt is used for rechargeable batteries, super alloys mainly for jet engines, chemicals, wear resistant alloys, catalysts and magnets. The largest demand for nickel is for use in stainless steel alloys.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Geovic Mining principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended “Exchange Act”) as of September 30, 2007. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Corporation, including consolidated subsidiaries, in reports that the Corporation files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. There has been no change in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Geovic Mining will continue to develop, maintain, and review the effectiveness of our internal control over financial reporting and will implement changes as necessary or appropriate.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A.	RISK FACTORS.

The risk factors presented below amend and restate the risk factors previously set forth in Amendment No. 4 to our Registration Statement on Form 10.

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

We are an exploration-stage venture without significant operating history as an independent company. None of our properties is currently producing cobalt or nickel and there can be no assurance that these properties, or others that may be acquired in the future, will produce minerals in commercial quantities or otherwise generate operating earnings. If we commence mining activities on the Nkamouna deposit by 2010 as planned, we may continue to incur losses beyond the period of commencement of such activity. There is no certainty that we will produce revenue, operate profitably or provide a return on investment in the future. If we are unable to generate revenues or profits, our shareholders might not be able to realize returns on their investment in our common stock. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly, annual or sustaining basis.

The Company has no history of producing metals and none of the GeoCam properties are currently producing. Historically, Geovic Ltd. incurred losses, on an annual basis, since its inception and it is expected that the Company will incur losses unless and until such time as the Nkamouna deposit is placed into commercial production and generates sufficient revenue to fund continuing operations. The development of the Nkamouna deposit will require the commitment of substantial financial resources. The amount and timing of expenditures will depend on a number of factors, some of which are beyond the Company’s control.

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

Our development in the future will be highly dependent on the efforts of key management employees, namely, John E. Sherborne, William A. Buckovic, David C. Beling, Gary Morris, and Greg Hill (currently Chief Executive Officer, President, Chief Operating Officer, Senior Vice President and Chief Financial Officer, respectively) and other key employees that we hire in the future. Loss of any of these people could have a material adverse effect on our operations and future success. We do not have and currently have no plans to obtain key man insurance with respect to any of our key employees.

We may not be reimbursed by GeoCam for significant expenditures we have made on its behalf.

Geovic owns only 60% of GeoCam which holds the rights to exploit the cobalt-nickel deposits in Cameroon. However, through 2006 Geovic provided all of the funds necessary to carry out the activities of GeoCam, totaling about $31 million. In September 2007 we agreed with the minority interest owners that the Geovic investment would be reduced to $23 million which will be used by Geovic as its share of future equity contributions when the GeoCam shareholders vote to increase share capital. In addition, accrued interest earned on the $23 million investment through the end of 2006, approximately $9 million, will be established as a subordinated loan to GeoCam from Geovic accruing interest at the BEAC rate plus 200 basis points to be paid back to Geovic out of production based on an amortization schedule to be determined. Until April 9, 2007, there was no shareholder agreement among the GeoCam shareholders. Under the shareholder agreement adopted on that date, minority interest owners agreed to fund their share of operating costs in 2007 and thereafter subject to certain stipulations of Cameroon business law. However, it is possible that the minority shareholders will be unable to provide their respective share of GeoCam funding, and we may, once again, be required to advance all the funds necessary to place the Cameroon properties into production, possibly under the provisions of an additional loan agreement between Geovic and GeoCam. Under Cameroon law all of the financial statements of GeoCam must be approved and certified by an accredited Cameroon state auditor. All or a portion of the funding previously advanced by Geovic may not be certified and approved by the state auditor and therefore we may not be credited for all our previous investments in GeoCam.

Our lack of operating experience may cause us difficulty in managing our growth.

Geovic has owned a majority interest in GeoCam since its inception more than a decade ago. Geovic employees have managed the exploration of the GeoCam deposits, negotiated the terms of the required Cameroon government approvals and permits, and the RTO and financings we have completed. Under the GeoCam Shareholder Agreement we will continue to provide nearly all such services. Our ability to manage the continued growth will require us to improve and expand our management and our operational and financial systems and controls. If our management is unable to manage our growth and the growth of GeoCam effectively, our business and financial condition could be materially affected.

Our dependence on many outside service providers to place the Nkamouna deposit into production may delay mine opening or operation.

Our ability to place the GeoCam properties into production will be dependent to a large part upon using the services of appropriately experienced personnel or contractors working under our supervision and purchasing equipment or entering into agreements with other major resource companies that can provide such expertise or equipment. We expect to recruit and train a significant local work force, few, if any, of whom have any related experience. We may not have available to us, or we may be unable to acquire on satisfactory terms, the necessary expertise or equipment when we place our mineral properties into production.

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

Our principal assets are reserves of cobalt and nickel in our Nkamouna deposit and six other deposits we have discovered but in which we have not established proven or probable reserves, all held by GeoCam in the Republic of Cameroon. Our potential future revenue is expected to be, in large part, derived from the mining, processing and sale of cobalt and nickel from these properties or from the outright sale or joint venture of some or all of these properties. The value of these cobalt and nickel reserves and deposits, and the value of any potential cobalt and nickel production therefore, will vary in proportion to significant changes in cobalt and nickel prices. The prices of cobalt and nickel have fluctuated widely, and are affected by numerous factors beyond our control, including, but not limited to, international, economic and political trends, expectations of inflation, currency exchange fluctuations, central bank activities, interest rates, global or regional consumption patterns and speculative activities. The effect of these factors on the prices of cobalt and nickel, and therefore the economic viability of any of our projects, cannot accurately be predicted. Any drop in the prices of cobalt and nickel would adversely affect our asset values, cash flows, potential revenues and profits.

The Company may not be able to produce and sell our mineral products at prices at which the Company will be profitable. Neither Geovic Mining nor GeoCam has, as yet, entered into forward sales arrangements to reduce the risk of exposure to volatility in commodity prices. Accordingly, our future operations are exposed to the impact of any significant decrease in commodity prices if we do not enter into such forward sales arrangements. Conversely, forward sales contracts limit potential upside market swings by setting price ceilings. Such upside price swings can have a significant benefit to companies taking added market risk by selling on the open spot metals market. Cobalt as a commodity does not benefit from a futures market. If cobalt or nickel prices decrease significantly at a time when our properties are producing, we could realize reduced revenues. We are not restricted from entering into forward sales arrangements at a future date.

The actual capital costs and mine operating costs to be incurred in connection with opening the Nkamouna Project may be significantly higher than anticipated.

At the time our preliminary feasibility study was completed in March 2006, we expected to experience increasing capital and operating costs at moderately rising rates. However, capital and anticipated operating expenses for mining and processing operations have increased significantly faster than we or others in the mining industry anticipated. These increases are, in part, due to much higher demand for mining and processing equipment brought on by escalating world-wide demand and large numbers of mining and related projects being brought into production, or enlarged. These and similar cost and expense increases are beyond our control, and are likely to have, as one effect, in addition to requiring significantly more capital to bring the Nkamouna project into production, a significant, though still acceptable, decrease in our anticipated return from operating the project.

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

There is a high degree of uncertainty attributable to the calculation of reserves and corresponding ore grades dedicated to future production. Reserve estimates are expressions of judgment based on knowledge, experience and industry practice, and estimates of reserves may prove to have been inaccurate. Estimates which were valid when made may change significantly when new information becomes available. Accordingly, development and mining plans may have to be altered in a way that adversely affects the Company’s operation and profitability. An estimation of reserves and future production from the Nkamouna deposit is included in our Registration Statement on Form 10. These projections are based on a number of existing material facts and certain assumptions. Many of the assumptions are based on future estimates of metal prices and market demands over which the Company will have little or no control. Metallurgical testing on the Cameroon mineralization performed by the Company’s independent consultants has been successful using agitation leach processing; however, there is a risk that full scale production activities may indicate technical and commercial shortcomings. Consequently, actual results may vary materially and adversely affect projected values given to reserves.

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

The mining industry is intensely competitive in all of its phases. As a result of this competition, some of which will be with large established mining companies with substantial capabilities and with greater financial and technical resources than ours, we may be unable to acquire financing, or sell mined and processed products on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for qualified employees, our exploration and development programs may be slowed down or suspended. We also compete with other minerals companies for capital. If we are unable to raise sufficient capital, our exploration and development programs may be jeopardized or we may not be able to develop or operate our projects. Also, the quality of our reserves and our costs of producing cobalt and nickel may determine our future ability to meet price competition in world markets.

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

Future sales of substantial amounts of our common stock or equity-related securities in the public or private markets, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and warrants and could impair our ability to raise capital through future offerings of equity or equity-related securities. Future sales of our common stock, or the availability of our shares for future sale, may adversely affect the trading price of our common stock. As of September 30, 2007, holders of approximately 39,559,763 outstanding shares of our common stock are subject to restrictions which prohibit transfer or resale for various periods. (See “Item 11, Description of Registrant’s Outstanding Securities—Voluntary Pooling (Re-Sale) Restrictions.”) The availability for resale into the market of these shares at various times through December 1, 2008 could have a depressive effect on the market price for our common stock and our warrants.

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

We intend to continue to acquire properties or mineral rights in the United States. The Bureau of Land Management (BLM) requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the U.S. National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or EIS prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project Geovic Mining undertakes on federal land in the United States.

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

Many factors beyond our control could adversely affect our future profitability.

The costs, timing and complexities of mine construction and development are increased by the remote location of the GeoCam properties. It is common in new mining operations to experience unexpected problems and delays during construction, development, mine start-up and ramp-up to full designed commercial production. Also, ongoing cost and expense increases being faced throughout the mining and natural resources industries are beyond our control. Accordingly, our activities may not result in timely or profitable mining operations, and we may fail to successfully establish mining operations or profitably produce metals at any of our properties. In addition, the progress of ongoing exploration and development, the results of consultants’ analysis and recommendations, the rate at which operating losses are incurred, and the Company’s acquisition of additional properties will also impact the magnitude of the cost and timing of Company expenditures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 16, 2007 Geovic Mining issued 793,125 shares at $2.25 per share to four persons upon exercise of warrants held by such persons. On June 15, 2007 Geovic Mining issued 31,334 shares at $2.25 per share to one person upon exercise of warrants held by such person. Total cash paid upon exercise of the warrants was $1,855,033. No underwriter was involved in the exercise. The shares were exempt from the registration requirements of the Securities Act under Section 4(2) and Regulation S, as the purchasers were non-U.S. persons as defined in Regulation S not present in the United States.

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

During the nine months ended September 30, 2007 Geovic Mining issued 5,810 shares to two persons upon exercise of outstanding options at the exercise price of $1.72 per share, for total consideration of $9,944. No underwriter was involved in the exercise. The shares were exempt from the registration requirements of the Securities Act under Section 4(2) and Regulation S, as the purchasers were non-U.S. persons as defined in Regulation S not present in the United States.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

As part of its diversified exploration strategy, the Company is presently acquiring mining claims and leases that the Company considers prospective for gold and uranium in southwestern Arizona and for uranium in parts of north central Colorado and southern Wyoming.

ITEM 6. EXHIBITS.

(a)	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVIC MINING CORP. Registrant

November 13, 2007	By:	/s/ John E. Sherborne
John E. Sherborne Chief Executive Officer

November 13, 2007	By:	/s/ Greg Hill
Greg Hill Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002