Form 10-K
period 2007-12-31
GEOVIC MINING CORP.
filed 2008-03-31
CIK 1398005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 000-52646

GEOVIC MINING CORP.

(Exact name of registrant as specified in its charter)

Delaware	20-5919886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

743 Horizon Court, Suite 300A Grand Junction, Colorado	81506
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (970) 256-9681

Securities to be registered pursuant to Section 12(b) of the Exchange Act:

None

(Title of Class)

Securities to be registered pursuant to Section 12(g) of the Exchange Act:

Title of each class to be so registered

Common Stock, par value $0.0001

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer (do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates, computed by reference to the closing price of the common stock as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $264,481,758.

At March 24, 2008, there were 101,680,486 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K

In this Annual Report on Form 10-K, all dollar amounts are in United States Dollars unless otherwise indicated.

i

CAUTIONARY LANGUAGE ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-K (including the exhibits hereto) contains “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “projects,” “likely,” “will,” “would,” “could” and similar expressions or phrases identify forward-looking statements.

All forward-looking statements involve risks and uncertainties. The occurrence of the events described, and the achievement of the expected results, depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from expected results.

CAUTIONARY NOTE REGARDING DISCLOSURE OF MINERAL PROPERTIES

Geovic Mining Corp. is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and applicable Canadian securities laws. Certain portions of this Form 10-K contain disclosure that has been prepared in accordance with the requirements of Canadian securities laws, which differ from the requirements of the Exchange Act. Without limiting the foregoing, this Form 10-K uses the terms “measured,” and “indicated” resources. U.S. investors are cautioned that, while such terms are recognized and required by Canadian securities laws, rules adopted by the Securities and Exchange Commission (the “SEC”) do not recognize them. Under U.S. standards, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. U.S. investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into reserves. The SEC permits issuers to report “resources” as in place tonnage and grade without reference to unit measures. Information concerning descriptions of mineralization and resources included in this Form 10-K may not be comparable to information made public by U.S. companies subject only to the reporting and disclosure requirements of the SEC.

National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) is a rule developed by the Canadian Securities Administrators that establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects. Unless otherwise indicated, all reserve and resource estimates contained in Form 10-K have been prepared in accordance with NI 43-101 and the Canadian Institute of Mining, Metallurgy and Petroleum Classification System. These standards differ significantly from the requirements of the SEC, and reserve and resource information contained herein may not be comparable to similar information disclosed by other U.S. companies.

PART I

ITEM 1.	BUSINESS

CORPORATE AND BUSINESS DEVELOPMENT

Geovic Mining Corp. was incorporated under the Business Corporations Act (Alberta) on August 27, 1984. The Company continued into Ontario on November 8, 2001. On November 21, 2006, we became domesticated as a Delaware corporation and changed our name to “Geovic Mining Corp.” In this Form 10-K, the “Company,” “Geovic Mining,” “we,” “our” and “us” refer to Geovic Mining Corp. and its subsidiaries.

Intercorporate Relationships

On December 1, 2006, we completed a reverse take-over transaction (the “RTO” or the “Acquisition”) with the result that we hold 100% of the issued and outstanding shares of Geovic, Ltd., a Cayman Islands corporation (“Geovic”) and Geovic Finance Corp. (“Finco”). The RTO involved Geovic and Finco securityholders exchanging their securities for securities issued by us on similar terms. Finco was voluntarily liquidated and dissolved on January 23, 2008. Geovic owns 60% of Geovic Cameroon PLC, a private corporation existing under the laws of the Republic of Cameroon (“GeoCam”) and which controls a Nkamouna mining prospect in Cameroon. The Acquisition was completed pursuant to an agreement (the “Arrangement Agreement”) dated as of September 20, 2006, as amended October 31, 2006, entered into between the Company, Geovic, and William A. Buckovic (“Buckovic”), the founder of Geovic and Finco.

The holders of outstanding securities of Geovic voted to approve the RTO and a court in Cayman Islands approved the exchanges of securities transactions described in the Arrangement Agreement under which the RTO was completed. The Arrangement Agreement provided a means to acquire Geovic and to transfer control of the Company to persons who had been the controlling shareholders of Geovic, thus effecting the RTO.

For financial reporting purposes, Geovic is treated as the acquiring entity in the RTO. Geovic is our principal operating subsidiary, and employs all our employees. The following chart illustrates the intercorporate relationships among the Company and its subsidiaries as of December 31, 2007.

Note:

(1)	GeoCam minority interest owners are described below under “Recent History—GeoCam Shareholders Agreement.”

Recent History

Our principal business since completion of the RTO in December 2006 is operating the business of Geovic. Below is a summary of the recent development of our business.

Geovic, Ltd.

Geovic was organized in 1994 as an international mineral exploration company. Geovic, based in Grand Junction, Colorado, is focused on acquiring specialty and strategic metals properties, from project conception to production. The principal asset of Geovic is its 60% ownership in GeoCam, which holds rights to several cobalt-nickel-manganese deposits in the Republic of Cameroon, Africa. GeoCam entered into its Mining Convention with the Republic of Cameroon in 2002, and subsequently received a Mining Permit (the “Mining Permit”) in 2003 granting exclusive mining rights to develop the Nkamouna, Mada and other cobalt-nickel-manganese deposits (the “Cameroon Properties”) within a 1,250 square kilometer area. Geovic’s principal business focus since 1994 has been to advance its interest in the Cameroon Properties.

Qualified independent consulting firms retained by GeoCam completed engineering pre-feasibility study and technical reports in 2006 and a final feasibility study in December 2007 and related technical report in January 2008. The latter study supports construction of a cobalt-nickel-manganese mine and adjoining ore processing plant, and is summarized in Item 2 Properties.

GeoCam entered into a contract effective December 10, 2007 with three prominent global engineering firms that are experienced in building projects in Africa, collectively referred to as the alliance (“Alliance”) to perform an optimization study:

•	Bateman International Projects BV headquartered in South Africa with an office in Brisbane, Australia;

•	Roberts & Schaefer Australia Pty. Ltd., a U.S. based engineering company with an office in Brisbane, Australia; and

•	Group Five Projects Pty. Ltd., a construction company headquartered in South Africa which has worked with Bateman on other projects.

The Alliance is collaborating with GeoCam’s group of experienced personnel with a goal to reduce capital and operating costs and further improve project economics to optimize the feasibility study estimates. The optimization study will also evaluate expected benefits from the addition of processing circuits to produce manganese carbonate and scandium in view of recent substantial price increases in these commodities. GeoCam anticipates that the Alliance will finish the optimization study by mid-2008.

GeoCam has initiated construction to expand its self-contained field compound to accommodate part of the construction workforce expected to arrive starting in mid-2008. The site has been cleared and graded and construction of 34 housing units is expected to be completed in the next few months. Engineering has also commenced to construct additional housing facilities in the nearby town of Lomie and onsite to accommodate the complete construction work force of Cameroonian and expatriate personnel that will be needed to build the Nkamouna Project.

GeoCam has also entered into negotiations for access road improvements and a major communication upgrade at the Nkamouna Project. A permit application has been submitted to the Cameroon government for installation of a private airstrip to service critical requirements during construction and operations. Engineering and design of the facility is nearly complete and discussions are underway to secure a contract for its construction.

GeoCam continues to negotiate a contract for engineering, procurement and construction management (EPCM) services for building the Nkamouna Project. Contract negotiations are expected to be completed within the next few months to facilitate an efficient transition from the optimization study to the further development and construction of the project. Many aspects of final engineering and design are expected to be performed concurrently with the optimization study to expedite the project construction schedule. Production from the project is expected to begin in late 2010.

Geovic, acting on behalf of GeoCam, completed a draft Environmental and Social Assessment (“ESA”) and related documents in 2004. Based on anticipated locations of mining, ore processing, transportation, administration and employee housing operations, Geovic identified environmental safeguards that will be included in the construction and operation of the Nkamouna Project. The ESA included undertakings regarding water and regional habitat protection, mitigation of social impacts and future remediation of mined areas. Geovic completed the ESA in 2006 and GeoCam submitted the ESA and related documents to the Government of Cameroon. GeoCam completed 16 public hearings on the environmental aspects of the project in Cameroon. On May 29, 2007, the Ministry of

Environment and Protection of Nature of the Republic of Cameroon approved the ESA and issued a Certificate of Environmental Compliance with respect to GeoCam’s March 2007 revisions to the ESA, thereby providing the necessary environmental approval to advance the Nkamouna Project in the manner described in the ESA. In January 2008, GeoCam received final approval and permits authorizing stream diversion for mining operation and approving water reclamation for the project.

Financing Transactions

From inception through 2005 Geovic raised approximately $16 million from private investors and in 2006, Geovic raised an additional $4.5 million of capital from private investors.

In connection with the RTO, on December 1, 2006 we issued 6.0 million units to Finco unitholders. The units were previously issued by Finco for total proceeds of Cdn$11.7 million ($10.2 million). Each unit consisted of one common share and one-half of one transferable common share purchase warrant. Each warrant has an exercise price of Cdn$2.75 per share and is exercisable until November 3, 2011.

On March 6, 2007, we closed a public offering outside the United States (the “First Offering”) of 21.6 million units at a price of Cdn$2.50 ($2.13) per unit for gross proceeds of Cdn$54 million ($45.9 million). Each unit consisted of one common share and one-half of one transferable common share purchase warrant. Each warrant has an exercise price of Cdn$3.00 and is exercisable until March 6, 2012.

On April 27, 2007 we closed a public offering outside the United States (the “Second Offering”) of 8.75 million units at a price of Cdn$4.00 ($3.59) per unit for gross proceeds of Cdn$35 million ($31.4 million). Each unit consisted of one common share and one-half of one transferable common share purchase warrant. Each warrant has an exercise price of Cdn$5.00 and is exercisable until April 27, 2012. In connection with the Second Offering, the Company granted the underwriters an option, exercisable for 30 days from closing, to purchase an additional 1,312,500 units on the same terms as those offered in the Second Offering, to cover over-allotments, if any (the “Over-Allotment Option”). Subsequent to the closing of the Second Offering, the underwriters exercised the Over-Allotment Option and purchased an additional 834,200 units of the Company. With the exercise of the Over-Allotment Option, the Second Offering consisted of an aggregate 9,584,200 units resulting in total gross proceeds of Cdn$38.3 million.

GeoCam Shareholders Agreement

On April 9, 2007 Geovic entered into a shareholders agreement with the other GeoCam shareholders, Societe Nationale d’Investissement du Cameroun (“SNI”) (the owner of 20%), four Cameroon individuals (collectively, the owners of 19.5% and represented by SNI), and Buckovic (the owner of 0.5%) (the “Shareholders Agreement”). The Shareholders Agreement reflects the historic arrangement between the shareholders and sets forth the terms, conditions and fiscal arrangement for continued participation by the shareholders in GeoCam. The Shareholders Agreement includes undertakings in accordance with Cameroon business laws by all shareholders to contribute their proportionate share of future GeoCam capital required to meet its annual operating budgets, as approved by the GeoCam Board of Directors, a majority of which is appointed by Geovic. The Shareholders Agreement provides that beginning in 2007, GeoCam is to operate as an independent entity and Geovic employees and consultants will provide management and operating services to GeoCam at negotiated rates. Following the signing of the Shareholders Agreement and effective at the beginning of 2007, Geovic and GeoCam entered into a Contract for Professional and Technical Services (the “Technical Services Contract”), under which Geovic provides its management and staff to GeoCam to perform services and management to carry out GeoCam’s budgeted work program at rates set forth in the Technical Services Contract.

We believe that the Shareholders Agreement and the Technical Services Contract are consistent with international mining industry standards and compliant with Western Africa (OHADA) business law.

Additionally, in December 2007, Geovic and GeoCam, with approval of GeoCam minority shareholders, resolved treatment of past advances from Geovic to GeoCam. Since the incorporation of GeoCam, the advances made by Geovic to GeoCam had been preliminarily treated as loans by Geovic. As at December 31, 2006, Geovic had made expenditures benefiting, or had advanced to GeoCam, approximately $31 million. The parties agreed that approximately $23 million of the advances would be credited toward Geovic’s share of future capital increases of GeoCam. Effective January 1, 2007, GeoCam also agreed to pay approximately $9.0 million, plus an amount equal to the interest that would have been accrued at two percent above the Banques de Etats de l’Afrique Centrale (“BEAC”) interest rate to Geovic, such as payments to be made over a four-year period, beginning one year after commencement of commercial production, and subordinated to all GeoCam debt and subject to approval by holders of GeoCam’s debt.

In accordance with the Shareholders Agreement, a 2007 GeoCam operating budget of $13.5 million was adopted, funded by an increase in share capital, which was taken on by GeoCam shareholders proportionally to ownership interest. We paid 60% of this amount, representing our ownership interest in GeoCam. Future increases in share capital will be funded entirely by the minority shareholders until such time as their contribution equals 40% of the total paid in capital. This will occur after their cash contribution of approximately $15 million. During this period, Geovic will be credited for its $23 million initial investment.

BUSINESS OPERATIONS

Summary

Cameroon Properties

We are taking steps to advance the development of the Cameroon Properties held by GeoCam to maximize value for all stockholders. These steps include optimization of the final feasibility study, project financing, initial mine and facilities construction and planning for future production in a socially responsible manner. Our business plan is to use our best available management, technical expertise and talent to develop our interests in the Cameroon Properties into a high quality mining and mineral production operation. Initially, we will focus on the Nkamouna Project where our present plan is to begin mining operations during 2010. We also plan to continue a drilling program to evaluate already identified targets in the other six deposits with the potential to increase reported mineral reserves and mineral resources in the Cameroon Properties.

During 2007, the total operating expenditures by GeoCam in Cameroon were approximately $8.3 million. These expenditures were used for GeoCam corporate general and administrative expenses, final feasibility studies, initial construction and pre-mine opening activities on the Nkamouna Project, and exploration activities for the Mada deposit and related activities in Cameroon and the United States.

We presently have no current revenue from operations and we expect to continue to generate losses and negative cash flows until mine and milling operations begin on the Nkamouna Project.

Corporate general and administrative costs for Geovic Mining are expected to be approximately $4 million during 2008, representing expenditures for strategic direction and management as well as those activities and expenditures required to operate a public company. These include costs associated with executive management wages and benefits, office rent and operating costs, public company stock exchange listing fees and securities regulatory authority filing fees, legal, audit and other professional fees, Sarbanes-Oxley compliance and general tax matters.

Other Mineral Properties

We are also evaluating other mineral properties, prospects and interests in the United States and elsewhere to diversify our portfolio of mineral properties. We believe that opportunities exist to acquire property interests suitable for uranium, cobalt, nickel, copper and gold exploration and development. We presently hold interests in uranium leases in Colorado and Wyoming and mining claims and state mineral leases for gold and uranium in Arizona. In 2007 we acquired uranium leases covering approximately 60,557 net acres on federal and state lands. We will regularly review all of our property interests, with the goal to establish the best approach to bring value to our portfolio of property interests and other assets.

Competitive Conditions

We expect that we will compete with other cobalt and nickel producers around the world, including projects now under development by others. As world prices for cobalt and nickel have increased significantly in recent years, world production is expected to increase to meet the growing demand. Other producers, with ongoing operations have established production and demonstrated feasibility, and have greater financial strength than us. These competitors include such current producers as Xstrata-Falconbridge, CVRD-Inco and Murrin Murrin (Minara). Significant new producers and those with operations expected to begin producing in the next few years include Ambatovy (Sherritt Gordon), Weda Bay (Eramet), Ravensthorpe (BHP), Goro (CVRD-Inco), Tenke Fungurume (Freeport) and others. Costs of operations, reserve quantities and qualities, operating efficiencies, and location may affect long-term success of all competing producers, including Geovic.

Environmental Protection

Applicable environmental protection requirements affect the financial condition and operational performance and earnings of the Company as a result of the capital expenditures and operating costs needed to meet or exceed these requirements. These expenditures and costs may also have an impact on our competitive position to the extent that our competitors are subject to different requirements in other governmental jurisdictions. In 2007 the effect of these requirements was limited due to the early development stage of Cameroon Properties, but they are expected to have a larger effect in future years as we move toward and commence production at the Nkamouna Project.

Employees

All of our employees are employees of Geovic and our executive officers are also officers of Geovic. Geovic has 12 full time employees in its offices in the U.S., and GeoCam employs approximately 20 full time employees in its administrative offices in Yaoundé and operations in East Province in the Republic of Cameroon.

Social or Environmental Policies

In 2004 Geovic, on behalf of GeoCam, commissioned a site-specific environmental study of the Nkamouna area, which was performed by the consulting firm Knight Piesold. The findings from the study were summarized as an Environmental and Social Assessment including an Environmental and Social Impact Assessment, and Environmental and Social Action Plan for the Nkamouna area. We will also be required to develop a similar, site-specific environmental study of the Mada area before any development is started on that deposit. See “Item  2 – “Properties” for additional information about our planned mineral development activities in Cameroon.

ITEM 1A.	RISK FACTORS

We consider the risks set out below to be the most significant risks facing the Company since completing the Acquisition. If any of these risks materialize into actual events or circumstances or other possible additional risks and uncertainties of which we are currently unaware or which we consider not to be material in relation to our business, actually occur, our assets, liabilities, financial condition, results of operations (including future results of operations), business and business prospects, are likely to be materially and adversely affected.

We are an exploration stage company and have no operating history as an independent company. Our future revenues and profits are uncertain.

We are in the exploration stage without significant operating history as an independent company. We have no history of producing metals and none of our properties is currently producing cobalt or nickel. There can be no assurance that the Cameroon Properties, or others that may be acquired in the future, will produce minerals in commercial quantities or otherwise generate operating earnings. Even if we commence mining activities on the Nkamouna Project during 2010 as planned, we may continue to incur losses beyond the period of commencement of such activity. There is no certainty that we will produce revenue, operate profitably or provide a return on investment in the future. If we are unable to generate revenues or profits, our stockholders might not be able to realize returns on their investment in our common stock. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly, annual or sustaining basis.

Historically, Geovic incurred losses, on an annual basis, since its inception and it is expected that the Company will incur losses unless and until such time as the Nkamouna Project is placed into commercial production and generates sufficient revenue to fund continuing operations. The development of the Nkamouna Project will require the commitment of substantial financial resources. The amount and timing of expenditures will depend on a number of factors, some of which are beyond the Company’s control.

We will be subject to all of the risks associated with establishing new mining operations and business enterprises including: timing and cost of the construction of mining and processing facilities; the availability and costs of skilled labor and mining equipment; the availability and cost of appropriate processing materials and equipment; the need to obtain in a timely manner additional governmental approvals and permits; the availability of off-take agreements or metal sales contracts; and the availability of funds to finance construction and development activities. Further, the costs, timing and complexities of mine construction and development are increased by the remote location of the Cameroon Properties. Accordingly, our activities may not result in profitable mining operations and we may fail to successfully establish or maintain mining operations or profitably produce metals at any of our properties.

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

Geovic owns 60% of GeoCam which holds the rights to exploit the cobalt-nickel-manganese deposits in Cameroon. However, through 2006 Geovic provided all of the funds necessary to carry out the activities of GeoCam, totaling about $31 million. Until April 9, 2007, there was no written shareholders agreement among the GeoCam shareholders. In December 2007 we agreed with the minority interest owners that the Geovic investment would be reduced to about $23 million, which amount will be credited to Geovic as its share of future equity contributions when the GeoCam shareholders vote to increase share capital. In addition, GeoCam has agreed to pay Geovic approximately $9 million, plus an amount equal to the interest that would have been accrued at two points above the BEAC interest rate accruing from 2007, as a subordinated obligation of GeoCam, with payments beginning one year after GeoCam begins commercial production from the Nkamouna Project.

Under the Shareholders Agreement, minority interest owners agreed to fund their share of operating costs in 2007 and thereafter, subject to certain stipulations of Cameroon business law. However, it is possible that the minority shareholders will be unable to provide their respective share of future GeoCam funding, and we may, once again, be required to advance all the funds necessary to place the Cameroon Properties into production, in the form of some type of loan agreement or other arrangement between Geovic and GeoCam. Under Cameroon law all of the financial statements of GeoCam must be approved and certified by an accredited Cameroon state auditor. All or a portion of the funding previously advanced by Geovic may not be certified and approved by the state auditor and therefore we may not be credited for all our previous investments in GeoCam.

Our lack of operating experience may cause us difficulty in managing our growth.

Geovic has owned a majority interest in GeoCam since its inception more than a decade ago. Geovic employees have managed the exploration of the GeoCam deposits and negotiated the terms of the required Cameroon government approvals and permits, the RTO and financings we have completed. Under the Technical Services Contract we will continue to provide nearly all such services. Our ability to manage our continued growth will require us to improve and expand our management and our operational and financial systems and controls. If our management is unable to manage our growth and the development of the Cameroon Properties effectively, our business and financial condition could be materially affected.

Our dependence on many outside service providers to place the Nkamouna deposit into production may delay mine opening or operation.

Our ability to place the Nkamouna deposit and other deposits located on the Cameroon Properties into production will be dependent to a large part upon using the services of appropriately experienced personnel or contractors working under our supervision and purchasing equipment or entering into agreements with other major resource companies that can provide such expertise or equipment. We expect to recruit and train a significant local work force, few, if any, of whom have any related experience. We may not have available to us, or we may be unable to acquire on satisfactory terms, the necessary expertise or equipment to build the GeoCam facilities and place our mineral properties into production.

Our acquisition, exploration and evaluation activities may not be commercially successful.

We currently have no producing properties. Substantial expenditures are required to develop our existing reserves on the Nkamouna deposit, to drill and analyze for ore reserves on our Mada deposit, to construct facilities to implement the metallurgical processes to extract metal from the mined ore and to develop the mining and processing facilities and infrastructure at each deposit site chosen for mining. Our existing cobalt-nickel-manganese reserves or mineralized material acquired or discovered may not be in sufficient quantities to justify commercial operations, and future financing required to commence mining operations may not be obtained on a timely or cost-effective basis.

The prices of cobalt and nickel are subject to fluctuations, which could adversely affect the realizable value of our assets, future results of operations and cash flow.

Our principal assets are reserves of cobalt, nickel and manganese in the Nkamouna deposit and six other deposits over which we have rights, but in which we have not established proven or probable reserves. All of these rights are held by GeoCam in the Republic of Cameroon. Our potential future revenue is expected to be, in large part, derived from the mining, processing and sale of cobalt and related minerals from the Cameroon Properties or from the outright sale or joint venture of some or all of these properties. The value of these cobalt, nickel, and manganese reserves and deposits, and the value of any potential cobalt and nickel production therefrom, will vary in proportion to significant changes in cobalt and nickel prices. The prices of cobalt, nickel, and manganese have fluctuated widely, and are affected by numerous factors beyond our control, including, but not limited to, international economic and political trends, realized or expected levels of inflation, currency exchange fluctuations, central bank activities, interest rates, global or regional consumption patterns and speculative activities. The effect of these factors on the prices of cobalt and nickel, and therefore the economic viability of any of our projects, cannot accurately be predicted. Significant drops in the prices of cobalt and nickel, and to a lesser extent, manganese, would adversely affect our asset values, cash flows, potential revenues and profits.

The Company may not be able to produce and sell our mineral products at prices at which the Company will be profitable. Neither Geovic Mining nor GeoCam has, as yet, entered into forward sales arrangements to reduce the risk of exposure to volatility in commodity prices. Accordingly, our future operations are exposed to the impact of any significant decrease in commodity prices if we do not enter into such forward sales arrangements. Conversely, forward sales contracts limit potential upside market swings by setting price ceilings. Such upside price swings can have a significant benefit to companies taking added market risk by selling on the open spot metals market. As yet, there is no futures market for cobalt as a commodity. If cobalt or nickel prices decrease significantly at a time when our properties are producing, we would likely realize reduced revenue. We may enter into forward sales arrangements in the future.

The actual capital costs and mine operating costs to be incurred in connection with opening the Nkamouna Project may be significantly higher than anticipated.

At the time our preliminary feasibility study was completed in March 2006, we expected to experience increasing capital and operating costs at moderately rising rates. However, capital and anticipated operating expenses for mining and processing operations have increased significantly faster than we or others in the mining industry anticipated. The Feasibility Study completed for GeoCam in December 2007, indicated significantly higher initial capital and future operating costs for the Nkamouna Project than those estimated by the preliminary feasibility study. These increases are, in part, due to much higher demand for mining and processing equipment brought on by escalating world-wide demand and commensurate increases in mining and related projects being brought into production, or enlarged. These and similar cost and expense increases are beyond our control, and will require significantly more capital to bring the Nkamouna Project into production and result in a decrease in our anticipated return from operating the Nkamouna Project. Commodity prices for cobalt and nickel have generally increased at a higher rate than our estimated capital and operating cost estimates. We expect that this trend is not likely to continue.

Our mining exploration, planned development and operating activities are inherently hazardous and may not be insured or insurable.

Mineral exploration involves many risks and hazards that even a combination of experience, knowledge and careful evaluation may not be able to overcome. The business of mining is subject to certain types of risks and hazards, including reserve and resource estimates, processing risks, environmental hazards, metallurgical and process risks, industrial accidents, flooding, fire, metal theft, personal injuries, accidents, and periodic disruptions due to force majeure events and inclement weather. Workers are subject to risks associated with large mining equipment operations, slope instability, exposure to indigenous disease, steam and hazardous chemicals, as well as local social unrest. Disruption of exploration, development and production operations may occur. Operations in which we have direct or indirect interests will be subject to all the hazards and risks normally incidental to exploration, development and production of minerals, any of which could result in work stoppages, damage to property and possible environmental damage. The nature of these risks is such that liabilities might exceed any liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or, that we could elect not to insure Geovic Mining or GeoCam against such liabilities due to high premium costs or other reasons, in which event, we could incur significant costs that could have a material adverse effect on our financial condition.

Our present reserve estimates may be inaccurate which could adversely affect our future mining activities.

There is a high degree of uncertainty attributable to the calculation of reserves and corresponding ore grades dedicated to future production. Reserve estimates are expressions of judgment based on knowledge, experience and industry practice, and estimates of reserves may prove to have been inaccurate. Estimates which were valid when made may change significantly when new information becomes available. Accordingly, development and mining plans may have to be altered in a way that adversely affects the Company’s operation and profitability. An estimation of reserves and future production from the Nkamouna Project is included in Item 2 Properties. These projections were made in the final feasibility study and are based on a number of existing material facts and certain assumptions. Many of the assumptions are based on future estimates of metal prices and market demands over which the Company will have little or no control. Metallurgical testing on mineralization at the Cameroon Properties performed by the Company’s independent consultants has been successful using agitation leach processing; however, there is a risk that full scale production activities may indicate technical and commercial shortcomings to that method. Consequently, actual results may vary materially and adversely affect projected values given to reserves.

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

The mining industry is intensely competitive in all of its phases. As a result of this competition, some of which will be with large established mining companies with substantial capabilities and with greater financial and technical resources than ours, we may be unable to obtain financing, or sell mined and processed products on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for qualified employees, our exploration and development programs may be slowed down or suspended. We also compete with other minerals companies for capital. If we are unable to raise sufficient capital, our exploration and development programs may be jeopardized or we may not be able to develop or operate our projects.

There presently is a lack of required infrastructure in Cameroon which could delay or prevent completion of our mine development activities or increase operating costs.

Completion of the development of the Cameroon Properties is subject to various infrastructure requirements, including the availability and timing of acceptable arrangements for power, water, housing, transportation, air services and other facilities. The lack of availability on acceptable terms or the delay in the availability of any one or more of these items could prevent or delay development. There can be no assurance that the development will be commenced or completed on a timely basis, if at all, that the resulting operations will achieve the anticipated production or that the construction costs and ongoing operating costs associated with the development will not be higher than anticipated.

Unless we obtain significant additional external financing we may be unable to complete development of the Nkamouna Project.

The Cameroon Properties that we plan to develop require significant future capital expenditures. We will need external financing to fund the development and to construct mining and processing facilities on the Nkamouna Project and to explore or develop the unproven deposits of GeoCam and any other properties we may acquire in the future. The sources of external financing that the Company may use for these purposes include project debt incurred by GeoCam, convertible debt of the Company or GeoCam and equity placements by GeoCam or the Company. In addition, we may consider a sale of an interest in one or more of the mineral properties, we could enter into a strategic alliance with a complementary company or we may utilize some combination of these alternatives. We intend that GeoCam will seek financing from international institutions with significant experience in financing large natural resource ventures in remote locations such as southeastern Cameroon. Such financiers could require GeoCam and its owners to comply with costly conditions as a requirement to completion of project financing. The financing options chosen may not be available on acceptable terms, or at all. The failure to obtain adequate financing on a timely basis could have a material adverse effect on our growth strategy, results of operations and financial condition.

Future sales of our securities in the public or private markets could adversely affect the trading price of our common stock and our ability to continue to raise funds in new stock offerings.

Future sales of substantial amounts of our securities in the public or private markets, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and warrants and could impair our ability to raise capital through future offerings of securities. As of March 30, 2008, holders of approximately 15,716,312 outstanding shares of our common stock are subject to restrictions which prohibit transfer or resale for various periods. After the restrictions lapse, the resale of these shares into the market could have a depressive effect on the market price for our common stock and our warrants. All restrictions will lapse by December 1, 2008.

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

There may be challenges to title to the Cameroon Properties and other mineral properties that we currently control or which we may acquire in the future. If there are title defects with respect to any of our properties, we might be required to compensate other persons or perhaps reduce our interest in the affected property. Also, in any such case, the investigation and resolution of title issues would divert our management’s time from ongoing exploration and development programs.

Our exploration and development operations are subject to continuously evolving environmental regulations, which could result in incurrence of additional costs and operational delays.

All phases of our operations are subject to environmental regulation. Environmental legislation is evolving in countries and local jurisdictions in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Future changes in environmental regulation, if any, could adversely affect our projects.

Acquisition of mineral rights from governmental agencies in the United States requires compliance with applicable regulations and could add costs and delays to future development.

We intend to continue to acquire properties or mineral rights in the United States. The Bureau of Land Management (BLM) requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the U.S. National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or EIS prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements or changes in these requirements could add significant additional cost and delays to any mining project we undertake on federal land in the United States.

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

The costs, timing and complexities of mine construction and development are increased by the remote location of the Cameroon Properties. It is common in new mining operations to experience unexpected problems and delays during construction, development, mine start-up and ramp-up to full designed commercial production. Also, ongoing cost and expense increases being faced throughout the mining and natural resources industries are beyond our control. Accordingly, our activities may not result in timely or profitable mining operations, and we may fail to successfully establish mining operations or profitably produce metals at any of our properties. In addition, the progress of ongoing exploration and development, the results of consultants’ analysis and recommendations, the rate at which operating losses are incurred, and the Company’s acquisition of additional properties will also impact the magnitude of the cost and timing of Company expenditures.

If we are unable to comply readily with present or future laws and regulations of the Republic of Cameroon, development activities could be delayed and profitability not achieved or reduced.

The current and future development of the GeoCam deposits requires permits from various Cameroon governing authorities. Future operations will be subject to a number of existing laws and regulations such as labor standards, environmental reclamation, land use and safety. GeoCam is, to the best of our knowledge, in compliance with all material laws and regulations that currently apply to its activities in Cameroon or, if not in present compliance, we believe that it will be able to promptly comply. However, additional permits required to construct and operate a mining and processing facility may not be obtained by GeoCam in a timely manner or if obtained by GeoCam, they may contain terms and conditions that are difficult or expensive to meet. Such laws and regulations may adversely affect the profitability of GeoCam’s operations.

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

The political risk in sub-Saharan Africa is significant. GeoCam’s rights to explore and develop mineral deposits in Cameroon are always subject to the continued political stability of the Republic of Cameroon and its government. In March 2008 Cameroon experienced some domestic strikes and political unrest that subsided within weeks. Also, political unrest or upheaval in adjoining countries could adversely affect our mining and development activities, and, if significant, would likely increase the costs of long term financing of the mining and processing activities. Further, GeoCam may not be able to finance or operate the Cameroon Properties at all if future state or regional political upheavals occur in Cameroon.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Glossary of Certain Terms

Attitudes of foliation. Strike and dip measurement of metamorphic fabrics in deformed basement rocks such as schists, serpentinites, gneisses and amphibolites in geologic metamorphic terrain.

Counter-current decantation. Part of a hydrometallurgical circuit in which leached solids (tailings) are separated from the pregnant leach solution (PLS) using a series of thickening tanks.

CCD leach tails. The spent waste solids, or tailings remaining after dissolving valuable recoverable metals.

Ferralite. Limonitic laterite, sometimes pulverulent, mottled, with varied shades of black, yellow, brown and red. Often foliated, reflecting relict serpentinite textures. Thickness varies from a few meters to tens of meters, averaging near 8 meters. Main ore unit, consistently mineralized with good metal grades near the top where black manganese zones occur, moderate to low cobalt grades lower in the unit.

Ferricrete Breccia. Beneath the Upper Laterite is a nearly ubiquitous horizon of iron-rich concretions, ranging in size from one or two centimeters across, to blocks larger than a meter across. The ferricrete breccia averages 6 to 8 meters thick, and was often divided into two or three units by project geologists. A unit can contain very high cobalt grades, particularly at the base.

Hydrometallurgical processing. One of several metallurgical processes that uses water and other liquids for the leaching and recovery of soluble metals from ore.

Lateritic Soil. A soil containing laterite, or any reddish tropical soil developed by intense tropical weathering.

Maghemite. Strongly magnetic mineral of the magnetite series in the spinel group.

Manganese precipitate. Manganese compounds produced by precipitation from leach solutions.

Nickeliferous laterite deposit. A nickel-bearing laterite deposit, occurring beneath the cobalt-nickel deposit at the Nkamouna Project.

Proterozoic granite-gneiss-schist. Proterozoic age (Pre-Cambrian) rock units of igneous granite, metamorphic gneiss and schist, or the terrain found in the vicinity of the Nkamouna laterite deposits.

Saprolite zone. Composed of green, sticky clay with less than 50% fragments of partly weathered serpentinite, grading downward into foliated, fractured serpentinite. Relatively poor in cobalt, often rich in nickel. Averages 1.5 meters thick.

Serpentinite. Bedrock, olive green to dark green, may be fractured and fissile, with silica-filled fractures. Uniformly low metals grades except in rare cases where garnierite-like nickeliferous silicates fill fractures.

Silcrete. This highly-discontinuous unit is composed of subhorizontal plates of white to grey silica, intercalated with varicolored clays. Usually 0.5 meters thick or less, and often absent. Commonly has a low metal content.

Tailings dam. A compacted, earthen structure or dike that is used to contain solid and liquid tailings.

Tailings disposal. A method for disposing tailings, or waste rejects from a processing operation.

Terrain or terrane. A term applied to a general geologic unit or grouping with no specific definition or formal designation.

Upper Laterite. A purplish-red, highly magnetic, powdery clay-like soil. Ubiquitous, normally 4 to 8 m thick, except where removed by erosion at the borders of laterite plateaus.

Water Table. The depth below the surface where the rocks are water saturated. Geovic recorded a water table depth in several test drill holes which varied from approximately 12 to approximately 25 meters below surface at the Nkamouna Project site.

Description Of Mineral Projects

THE NKAMOUNA PROJECT

Unless stated otherwise, information in this section is summarized, compiled or extracted from the Technical Report, Nkamouna Cobalt Project, Feasibility Study dated January 18, 2008 (the “Technical Report”) prepared for Geovic Mining and Geovic by Richard Lambert and Alan Noble, and NI 43-101 Technical Report Nkamouna and Mada Cobalt Projects, Cameroon, dated March 12, 2007 (the “Mada Technical Report”) prepared for Geovic and GeoCam by Richard Lambert, Alan Noble and Fred Barnard, each a “Qualified Person,” as defined in National Instrument 43-101 (“NI 43-101”). Messrs. Lambert and Noble are currently employees or associates of Pincock, Allen & Holt (“PAH”), and are independent of Geovic. Mr. Barnard was previously an associate of PAH. The Technical Reports were prepared in accordance with the requirements of NI 43-101.

Portions of the following information are based on assumptions, qualifications and procedures which are set out only in the full Technical Report. For a complete description of assumptions, qualifications and procedures associated with the following information, reference should be made to the full text of the Technical Report which is available electronically from the Company’s website at www.geovic.net and on SEDAR at www.sedar.com. References to “Geovic” in this section entitled “Mineral Projects of the Company” include GeoCam, as applicable.

Project Description and Location

Geovic, through its 60% owned subsidiary GeoCam, has exclusive rights to a large cobalt-nickel laterite province in southeastern Cameroon (the “Nkamouna Project”). There are seven laterite plateaus within the Nkamouna Project: Nkamouna, Mada, Rapodjombo, North Mang, South Mang, Messea and Kondong (collectively, the “Plateaus”).

The Nkamouna Project (the “Nkamouna Project”), one of the Plateaus, is located in southeastern Cameroon, approximately 640 road kilometers east of the port city of Douala and 400 road kilometres east of the capitol of Yaoundé and is the only area where we have established reserves. The Mada Project (the “Mada Project”) is another one of the Plateaus, approximately 10 kilometers north of the Nkamouna Project.

The mineral rights are held by GeoCam under the Mine Permit and administered under the Mining Convention. Figure A shows the Mine Permit boundary. Although the Mining Permit decree states the area of the Nkamouna Project as 1,250 square kilometers, the area within the coordinate boundary of the Nkamouna Project measures approximately 1,600 square kilometers of “multiple use” forestlands, while the Plateaus within the Nkamouna Project constitute over 300 square kilometers of known mineralized or potentially mineralized terrain within lands designated as “mineral exclusive lands.”

Figure A

Location Map and Mine Permit Area

N
S
W
E
Rapodjombo
Mada
Nkamouna
North Mang
South Mang
Messea
Kondong
Zoulabot
Kongo
Lomie
Echiambor
Messok
Edje River
Ndu River
Dja River
Lea River
3°20'
3°10'
3°0'
2°50'
2°40'
0
10
20
30km
Cameroon
Douala
Yaounde
Lomie
Detail
Legend
Road
Waterway
Mining Permit Boundary
Geologic Legend
Serpentinites
Meta Sandstones
Meta Volcanics
Meta Volcanic Sediments
Meta Pelites
Intrusive Center

Geovic’s Nkamouna Project is located in the Haut Nyong district, East Province of Cameroon, Africa. The Project’s site is 640 kilometers by road from the seaport of Douala, and about 400 kilometers from the capital city of Yaoundé. The closest town to the Project site is Lomie, at approximately 26 kilometers to the west – southwest. The closest railroad transport to the Project is at the town of Belabo, at a distance of approximately 250 kilometers. Transportation from Yaoundé to the Project is by paved highway to Ayos, improved public road to Abong Mbang and private logging roads or public roads to the project site.

Fifty-nine percent of the Eastern Province, where the Nkamouna Project is situated, is dominated by forests zoned “multiple-use.” Over 64 logging concessions are designated in the province that surround GeoCam’s “mineral exclusive zone.” A significant portion of the area is also dedicated to protected forests, wildlife reserves and general “evergreen forest” habitat (22%) that are located well away from planned operations. A small proportion of the district is zoned for mineral development (1.6%), part of which includes “mineral exclusive lands” (0.35%). Indigenous community lands dominated by subsistence gardening and “community forest” developments form the remainder of the district lands which covers about 18% of the province. These lands are located principally along the main access routes developed when the province was first opened to plantation farming in the late 19th Century.

The Mining Convention was signed on July 31, 2002 by the Ministry of Mines, Water, and Power of the Republic of Cameroon. On April 11, 2003, GeoCam was issued the Mining Permit, granting GeoCam the exclusive rights to exploit the deposits within the Nkamouna Project. The Mining Permit will remain in force for the duration of the mineable resource and has an initial term of 25 years. The Mining Permit and Mining Convention are renewable every 10 years thereafter until the depletion of resources.

In 1999, GeoCam was granted an Exploration Permit, PDR 67, on an area of 4,876 square kilometers. A Mining Convention was entered into between GeoCam and the Republic of Cameroon in 2002. In 2003, Mine Permit 33 was issued by decree granting an exclusive right to Geovic to exploit the deposits within the permitted area. Geovic’s program was initially based entirely on manually-dug test pits, and later incorporated drilling and limited trenching. The program began at Nkamouna and was later extended to the other Plateaus, which were identified by satellite images and air photos. Geologists from the Cameroon Ministry of Mines, Water and Energy participated in the work initially to provide government oversight as well as training.

Lands held within the Mining Permit are designated “multiple-use,” with the principal mineralized areas set aside for “exclusive mine” development. Mining Permit lands were specifically established to exclude village lands in order to avoid conflicts with local communities.

Specific sites that will be impacted by mining and mine related activities will be leased under a government prescribed expropriation process and will have “site specific” environmental plans designed and approved by governing agencies prior to mining. This inventory, valuation and registration process requires local government approval, following a review of each site by district leaders.

The principal remaining permits required by GeoCam before the initiation of construction at Nkamouna include:

1)	Land Lease for development sites.

2)	Water Use Permit.

The land lease will be registered and issued to GeoCam. GeoCam will pay for the cost of leasing the land and compensation for the loss of alternative resources.

GeoCam will have the right to occupy, build roads, remove vegetation and mine and process cobalt, nickel and associated substances covered in the Mining Convention once the land is leased, in accordance to the GeoCam Mining Convention of August 1, 2002.

The Mine Permit area is totally contained in areas zoned for logging concessions and “multiple use.” All planned mine developments are in logged over areas and are exclusive of “primary forest” designations. Geovic’s mining operations will result in partial deforestation during the mining phase, which represents less than 0.5% of the annual deforested area within the region.

A comprehensive Environmental and Social Assessment (ESA) will meet the laws of Cameroon, and IFC and World Bank standards for financing international projects. Baseline data for the ESA was collected in 2004 and included a consolidation of data from previous environmental studies. Mining, processing and reclamation operations are fully integrated in a manner that minimizes environmental impacts and risks. All permits necessary to construct and operate the project are scheduled for approval by early 2007.

Principal legislative, regulatory and policy considerations relating to the Nkamouna Project are as follows:

A)	Environmental Protection: Law No. 96/12 relating to environmental management outlines the general legal framework for environmental management in Cameroon. The law requires that any development must carry out an “impact assessment study.” The new mining code specifies that bonds are required before mine development can commence. The project’s proposed environmental mitigation and rehabilitation practices are reviewed once every four years to determine if the bond is sufficient to cover annual impacts caused by mining activities. The bond is based on an estimated annual cost of environmental impact mitigation of disturbed sites.

B)	Law 94/01(Decree No. 94/436) pertains to forest developments. Article 9 prescribes that cutting trees in a state forest can be performed only after an impact study has been conducted. This study will be carried out as part of Geovic’s “site specific” environmental impact assessment report and environmental rehabilitation plan.

C)	Law No. 81-13 regulates fishing, hunting and the issuance of related licenses. Also, the law controls the possession or trade in wild animals and trophy hunting and provides for the protection of endangered species. Enforcement measures and penalties are defined in this law, as described in the Geovic environmental plan.

D)	Law No. 89/027 addresses specific waste disposal regulations. It pertains to storage, transportation and disposal of hazardous waste. Businesses must declare the volumes and nature of each waste product and ensure elimination of waste without undue risk to people and the environment.

E)	Law 84/13 regulates water resources. The government manages and protects state waters such as rivers, lakes and groundwater. Non-state waters include spring, well and drill holes not used by the public, and rainwater falling on private land or collected artificially from roof systems. The use of water for commercial purposes may be sold by the State authority and is subject to permitting, exploitation and conservation taxes.

F)	Decree No. 85/758 regulates water use by committee. This committee provides advice in implementing the water code that will include issues such as inventory, conservation, protection, use, effluent treatment and taxation.

Taxes and Royalties

The current statutory income tax rates in Cameroon are 38.5% for corporations. Dividend tax rates are 16.5% for residents and 25% for non-residents. Thus, the effective income plus dividend tax rate is 53.875% for non-residents and 48.648% for residents.

Among other specific benefits, GeoCam’s Strategic Enterprise Regime awarded on December 16, 2002, provides a 50% reduction to these two tax rates for five years during the installation phase, plus 12 years during the exploitation phase. As a result, GeoCam’s tax rates are 19.25% for corporation and 12.5% dividend (8.25% for residents), or a net 29.34% overall tax for the first 17 years of full production. Since approximately 40% of the shareholders are Cameroon residents, the weighted average dividend tax rate for the first 17 years is 10.8% and the effective rate is 27.97%. Dividend tax is based on cash flow after the initial capital is repaid. Pursuant to provisions in the Strategic Enterprise Regime, 25% of the base salaries and wages paid to Cameroonian employees is credited to GeoCam to further reduce taxable income and provide incentives to employ local workers.

In addition, Article 144 of the Mining Code now in effect calls for an ad valorem tax of 2.5% on metals. This is treated as a production tax expense and reduces net income for income tax purposes.

Based on interpretations of the Strategic Enterprise Regime by Geovic and its Cameroonian attorneys, value-added taxes will not be applied to Geovic’s operations. If they apply at a later date, value added taxes are usually recovered against exports and are not expected to have a major impact on the project economics.

Accessibility, Climate, Local Resources, Infrastructure, And Physiography

The closest town to the Nkamouna Project site is Lomie, at approximately 26 kilometers to the west – southwest. The closest railroad transport to the Nkamouna Project is at the town of Belabo, at a distance of approximately 250 kilometers. International airports and modern telecommunication facilities exist at Yaoundé and Douala. Suitable shipping and receiving facilities exist at the international seaport of Douala. Driving from Yaoundé to the Nkamouna Project takes approximately 8 hours.

Access to the Nkamouna Project site is from the seaport of Douala by a well-maintained provincial highway via Yaoundé and Ayos. After Ayos and across the Nyong River, the highway to Central African Republic deteriorates rapidly to a well-traveled 90-kilometer per hour two-lane gravel road to Abong Mbang , however, this road segment has been widened and is being surfaced with asphalt. Completion is scheduled by early 2009. This section of the road is currently prepared for paving. Abong Mbang is the provincial Division headquarters of the Prefect and main administrative and commercial center for the Hyaut Nyong Division. The town hosts a local trade school, service stations, hotels, restaurants and phone service. It is the main administrative center for the Ministry of Environment and Protection of Nature and the Ministry of Industry, Mining and Technological Development. Turning south from Abong Mbang towards Lomie, the road narrows and is frequented by log and lumber trucks over the next 127-kilometer distance to Lomie. The road from Lomie to Kongo village, the site of the GeoCam field camp, supports heavy log and lumber transports, as does the road from Kongo village to the project site.

Lomie is the Subdivision administrative center that hosts the Nkamouna Project and has been the staging area for Geovic’s activities. Lomie has about 3,500 inhabitants, a limited local electrical supply, and very basic services and supplies. There is new telephone service, but no airstrip or approved heliport, and only rudimentary medical facilities. Geovic’s field operations are based from the Kongo Camp, a fully-contained compound near the village of Kongo. The compound has adequate working and sleeping quarters, a diesel generator, satellite-phone facilities, diesel fuel storage, a kitchen with refrigerators, repair shop and sample preparation and storage facilities.

At present it takes about one hour to drive the 40 kilometers between Lomie and the Nkamouna Project site. The economy of Lomie is largely undeveloped, except for a large sawmill and surrounding timber harvesting operations. Local businesses include the Lomie Subdivision’s government headquarters of the sub-prefecture, police station, hospital, parochial schools, shops, three general mercantile stores and the Raffia Motel. Most business activity centers around logging and the local saw mill that is located east of town. Other activities include road maintenance, palm oil production, limited agricultural activities and general commerce. Lomie’s municipality has provided diesel electric power (200kW) to those who can afford it, since 1997. Lomie is the site of a number of domestic and international non-governmental organizations that monitor the 1.3 million acre World Heritage Dja Biosphere reserve and other reserves within the region.

From Lomie, the road passes east to the village of Echiambot where it branches northeast to the Edje River and Kongo village. The first mine site at the Nkamouna Project is located 10 kilometers north of this village. The Mada Project mining plateau is located 20 kilometres north of the Kongo village. The trip from Yaoundé to Kongo village takes about 8 hours by vehicle.

Transport infrastructure in Lomie includes the Huat Nyong Express that carries people four times per day to Yaoundé (18 per bus) and 10 busses per day to Abong Mbang. Motorcycle taxis transport individuals in the Lomie area. Geovic intends to provide, or arrange, scheduled bus and van service between the project and main towns and villages around the project site. Geovic will improve the existing roads and a small, private airstrip will be constructed to service project needs.

The climate of the region is classified as an “Equatorial Guinea” sub-type characterized by two main seasonal types, namely the “main wet” season and “main dry” season, and two minor seasonal types designated as “mini wet” and “mini dry.” The site is located on the northwestern margin of the Congo River tropical zone. The annual maximum monthly temperature ranges from 24° to 33° centigrade. The lowest daily minimum temperature recorded is 12° centigrade, but temperatures normally do not fall below 18° centigrade.

The average annual precipitation over a 32-year period is 1,580 millimeters (62.2 inches) and the humidity is typically high and evaporation rates high on an annual basis. Maximum annual precipitation measured to date totals 2,200 millimeters (86.6 inches). The main wet season occurs between September and early November, and the main dry season occurs from November to May. The mini wet season lasts about eight weeks in March to May, and the mini dry season extends from June to mid-September. Limited amounts of rainfall occur throughout the year, except during the months of December and January, which are typically dry. The average number of rain-free days at site was 229 and days receiving a total of at least 25 mm of precipitation at Nkamouna are 28 per year. Average monthly evaporation rates exceed rainfall during the two dry seasons. Data for 2004 show total precipitation at 1,820 millimeters (71.7 inches), evaporation at 1,951 millimeters (76.9 inches), for a net evaporation of 131 millimeters (5.2 inches). The prevailing wind direction is from the south and southwest, and averages less than 4-kilometers per hour. Wind gusts rarely exceed 8 kilometers per hour, and are commonly undetectable beneath the tree canopy near the proposed Plant site. The operating season is year-round.

As currently envisioned, there are four waste and low-grade streams generated from the tailings disposal process. The two main waste streams from the metal recovery plant (the “MRP”) are manganese precipitate and the counter-current decantation (the “CCD”) leach tails. The manganese precipitate will be stored in a segregated area of the mine (557 tonnes per day (“tpd”)) and the CCD leach tails (1,824 tpd) will be co-disposed with the physical upgrades (the “PUG”) tails in the Napene Creek tailings storage facility (the “TSF”).

Knight Piésold concluded that the water balance for the NCTSF will operate in a water deficit condition. The 2007 design minimizes the water pumping requirements from the Edje River, as the Edje River was viewed as a more abundant water source during the 2006 design. Diversion ditches around the tailing basin have not been included in the 2007 design, as the facility may be in a water deficit condition. Diversion ditches could be incorporated to divert water around the facility or into the facility depending on the water needs at the time. Additional requirements regarding water quality and potential uses or discharges will be finalized based on the results of additional waste characterization during the detail engineering phase of the project.

Approximately 839 m3/h of return water is needed for process plant operations and will be obtained from the Edje River floodplain about 2 km west of the plant site, water reclaimed from the NCTSF, or diversion of water around the NTCSF.

Abundant water is available from shallow wells to be completed in the Edje River floodplain; however, much of the process water will be recycled from the TSF. Mining, processing and housing facilities will each be provided with sewage collection and treatment systems.

To support the mining and milling operations at Nkamouna, a number of ancillary facilities will be required. These include energy generation, a mobile equipment maintenance shop, warehouse, reagent storage building, laboratory, and administration offices.

Combined Heat and Power (“CHP”) units fuelled by locally harvested wood are expected to produce total project requirements of electrical energy. A temporary construction camp will be installed and used until permanent housing can be obtained to meet project operating requirements. On-site accommodations will be provided for expatriate staff, most of who will be scheduled for about six weeks on site and two to three weeks to their destination of choosing. Housing and other community assistance will be provided to local employees, who will be drawn from nearby villages.

The vegetation in plateau areas is typical of an “evergreen equatorial forest” characterized by diverse endemic plant species. The forest area is stratified in three layers, including the 40-meter tall tree canopy characterized by broad-crown diameters and straight limbless trunks; shorter, more slender, fast-growing, narrow crown-diameter, fragile trees form the intermediate layer; and the scanty undergrowth layer consisting of vines, brush and ferns. Trees of local economic importance include Ayos, Sapelli, Wengive, Iroka, Bubinga, Azobe, and Obeche. Other diverse species occur in swamplands and patches of dense wet-substrate dominated valley floors.

Recent logging has occurred throughout most of the mineralized areas within the Mine Permit. The extent of this logging is documented on satellite images and by ground surveys. These logging activities are independent of Geovic’s operations and were part of pre-existing timber leases within the Mine Permit area.

The central part of the Nkamouna mineral district is dominated by a series of rolling upland plateaus that are isolated by several river systems that feed into the main Congo River drainage basin. Elevations in the province range from about 450 meters along the lower Dja River to 927 meters above sea level at Mount Guimbiri, located east of Abong Mbang. The local upland plateau in the vicinity of the Nkamouna mine site presents an elevation of about 700 meters.

The Nkamouna ore deposit is relatively flat and has an average depth of 15 meters. The majority of the deposit is situated downslope from the process plant site and has a natural grade of approximately 5 % with upper elevations around 760 meters and lower elevations near 610 meters. The deposit is a crescent shape about 4 kilometers from east to west and 2 kilometers from north to south. The process plant site is adjacent to the mine and near the top of a saddle at an approximate elevation of 700 meters above sea level.

History

The Nkamouna Project consists of an enriched cobalt-nickel-manganese-iron lateritic deposit located within an extensive mineral province in southeastern Cameroon, Africa. Nickeliferous laterite deposits in southeast Cameroon were first discovered and investigated by the United Nations Development Programme (the “UNDP”) during 1981-1986, in a cooperative project with the Cameroon Ministry of Mines, Water and Energy to evaluate mineral potential in southeastern Cameroon. Following a regional stream sediment geochemical survey which indicated the likely presence of laterite nickel mineralization, the UNDP project drilled eleven core holes in the Nkamouna area.

Several of the UNDP holes intersected laterite and saprolite with interesting nickel and cobalt values. Due to the remote location and the low nickel prices at the time, the discovery did not draw much attention.

William Buckovic, Geovic founder, became aware of the nickel discovery in 1988, subsequent to submitting a proposal in 1986 to explore for minerals to the Cameroon Ministry of Mines. No recorded exploration or mining had taken place on the property since the UNDP work. After assaying samples he was able to obtain from the area, Mr. Buckovic noted in 1994 a higher than typical nickel/cobalt ratio characterizing the Cameroon deposits. This high ratio was confirmed by the assay results from the UN coring program. Mr. Buckovic was also aware of recent advances in Australia and elsewhere in the hydrometallurgical processing of previously sub-economic nickel laterite deposits. As a result, in 1995 he helped form GeoCam to investigate these unusual but potentially promising deposits and in this regard, the company was granted a 19,600 square kilometer prospecting permit covering the mineral province.

By 2004, Geovic had largely completed the reconnaissance sampling and had undertaken pitting and drilling patterns of varying spacing at Nkamouna where access was greater due to recent logging operations, with an eye toward defining deposit parameters for an eventual feasibility study.

Most of the work at Nkamouna has been performed by Geovic employees and consultants on behalf of GeoCam. Early geological and sampling oversight was provided by Mr. Buckovic and various consultants. Metallurgical and other testing has been performed from time to time by Bateman Engineering, Inc of Tucson, Arizona, METCON Research, Inc. of Tucson, Pittsburgh Metallurgical and Environmental Inc. (“PMET”) of Pittsburgh, Pennsylvania, The Consultant Research of Golden, Colorado, Knight Piesold of Denver, Colorado, and others.

The Nkamouna property is undeveloped, as are the adjacent laterite Plateaus.

Geology Setting

Regional Setting

Southeastern Cameroon lies within a region of metamorphosed Proterozoic rocks ranging in age from 1800 to 600 million years and extending across parts of several west-central African countries. In southeastern Cameroon, several assemblages of such metamorphic rocks have been mapped and named. In the Nkamouna Project area, the Mbalmayo-Bengbis Series, one of several “series” comprising the Intermediate Series, consists principally of chloritic and sericitic schists and quartzites. Also included in the series are extensive metamorphosed felsic, mafic volcanic and volcaniclastic rocks. These rocks are post-Eburnean (i.e. younger than 1800 million years) and are cut by basic dikes. The original depositional age of the sediments was probably 1800 to 1400 million years, with metamorphism to almandine-amphibolite facies occurring about 1200 million years ago, likely coincident with the Kibaran Orogeny.

The schists and quartzites contain inliers of ultramafic rock, which were probably emplaced long after deposition of the original sedimentary rocks. Due to poor exposures, the contact relations are unclear, but the ultramafic bodies appear to be emplaced along north-trending regional fractures, which apparently allowed emplacement of ultramafic rocks of deep-seated origin.

Local Geology

The region within a 300-km radius of the Nkamouna Project Area in Cameroon, Gabon, Congo, and Central African Republic has few producing mineral deposits and few with near-term production potential. Most of this region of west-central Africa is underlain by Proterozoic granite-gneiss-schist terrains, broadly similar to the rocks in the Nkamouna Project Area. Within the region, ultramafic rocks, the original source of the cobalt and nickel, are confined to the Nkamouna Project Area. There has been no previous production of minerals from the Nkamouna Project Area.

Alluvial gold is exploited on a small scale from stream gravels in various parts of Cameroon, Gabon, Congo, and Central African Republic. Few statistics are available because all production in the region is from artisanal sources. In the southwest part of the Central African Republic, alluvial gold is accompanied by small quantities of alluvial diamonds in streams which drain Cretaceous sandstone and conglomerates exposed further east. The Cretaceous formations do not extend into Cameroon.

Deposits of iron ore are reported to exist in south-central Cameroon, north of the Gabon border, but little information is available about these deposits. The UNDP also evaluated several iron ore and limestone deposits. At Belinga in northeast Gabon, a stratiform iron deposit contains several hundred million tonnes of 64% iron, but with high phosphorus content (+0.1% P). This deposit has not been exploited on an appreciable scale.

Small amounts of alluvial tin and rutile are extracted from streams in the region, also in quantities that are locally important to village economies but are not industrially significant. Limestone deposits occur in the Proterozoic rocks, about 50 km southeast of Lomie. These deposits were drilled by the UNDP in 1981, but they have not been exploited on a large scale.

Elsewhere in Cameroon, mining of non-fuel minerals is in its infancy, with one cement plant being the only sizeable mineral producer. Occurrences or resources of bauxite exist in northern and western Cameroon. An aluminium smelter near Douala processes only imported alumina. There is little in the way of a mining culture or infrastructure in the country at present.

Property Geology

The cobalt-nickel deposits are hosted in residual laterites which have formed by prolonged tropical weathering of serpentinites. Large areas of mineralized laterite, each several square kilometers in extent, have been preserved on low-relief mesas or plateaus underlain by ultramafic rocks that stand above the surrounding dissected lowlands. Nkamouna and Mada are two such plateaus. Most of the plateaus are underlain by ultramafic rocks, with some areas of schist, phyllite, and quartzite. The surrounding lowlands are underlain by schists, phyllites, quartzites, and meta-volcanics of the Intermediate Series. The bedrock geology at Nkamouna has been mapped by Geovic geologists through a combination of natural exposures, soil mapping, and, most importantly, observation of weathered or fresh rock encountered in pits and drillholes. Mapping of detailed structures, attitudes of foliation or fractures, etc. is generally not practical except in the deeper pits. Rock from pits, drillholes, and rare exposures indicate that the fresh underlying rock at Nkamouna is a pervasively-sheared serpentinite.

Most serpentinites form from parental ultramafic rocks, as a result of hydration and shearing at moderate temperatures, either during emplacement of the ultramafic or during post-emplacement tectonism. At Nkamouna, petrographic evidence suggests that the parent rock to the serpentinite was probably a dunite (rock containing +90 percent olivine). Minor amounts of chrysotile asbestos, a common accessory mineral in serpentinites, are reported from one pit in the Mada area located beneath the mineralized zone. Metasedimentary rocks (quartz-muscovite schist, phyllite, and quartzite) occupy the borders of the serpentinite, and also occur as inliers within the serpentinites. Locally, lateritic soils with schist fragments overlie serpentinite bedrock due to the gravity-induced creep of soils down-slope.

Exploration

Nickeliferous laterite deposits in southeast Cameroon were first discovered and investigated by the UNDP during 1981-1986, in a cooperative project with the Cameroon Ministry of Mines, Water and Energy. Following a regional stream sediment geochemical survey which indicated the likely presence of laterite nickel mineralization, the UNDP project drilled eleven core holes in the Nkamouna area, which was the most accessible laterite area at that time.

Several of the UNDP holes intersected laterite and saprolite with interesting nickel and cobalt values. The first hole, KG-S-1, traversed 56 meters of lateritic profile and fresh serpentinite, with nickel values up to 1.00% and cobalt values up to 0.19%. Due to the remote location and the low nickel prices at the time, the discovery did not draw much attention.

The UNDP holes were undertaken several years prior to Geovic’s investigations. The drill apparatus, technical personnel, sampling procedures, and assaying practice were entirely different from those used subsequently by Geovic. Therefore, PAH believes that inclusion of the UNDP drillhole data is unwarranted for resource calculations. These 11 holes represent less than one percent of the total sample openings at Nkamouna. In any case, the sites of most of the UNDP holes were subsequently surrounded by gridded Geovic drillholes and pits, and the effective influence of the UNDP holes on resource tonnage calculations is negligible.

In January 1999, GeoCam received an Exploration Permit, PDR 67, that covered 4,876 square kilometers and specifically allowed exploration drilling. Geovic’s program initially was based entirely on manually-dug test pits, and later incorporated drilling and limited trenching. The program began at Nkamouna and was later extended to Mada and the other Plateaus, which were identified by satellite images and air photos.

Geologists from the Cameroon Ministry of Mines, Water and Energy participated in the work to provide government oversight as well as training. Geovic’s core-drilling program began in 1999, after many hundreds of pits had been completed. A total of 23 holes were drilled in the northeast part of West Nkamouna, on an approximate 100-meter grid.

A Mining Convention was signed on July 31, 2002 by the Ministry of Mines, Water, and Power of the Republic of Cameroon that defined the general, legal, financial, tax, economic, administrative, customs, social, land and environmental conditions under which GeoCam shall undertake the mining of cobalt, nickel, and their associated substances within GeoCam’s Exploration Permit area. On April 11, 2003, Mining Permit No. 33, which replaced the Exploration Permit, was issued by decree granting an exclusive right to GeoCam to exploit the deposits and the area was reduced to 1,250 square kilometers, which includes approximately 337 square kilometers of cobalt-nickel mineralized lands.

In 2002, Geovic imported an Australian-designed, truck-mounted machine. Holes drilled with this machine are referred to in Geovic reports as “air core” holes, but intact core is not produced, only drill cuttings typical of reverse-circulation drilling. Reverse-circulation holes were drilled between May 2002 and September 2003, when 176 holes totalling 3,690 meters were drilled at Nkamouna. Most of these holes were drilled as fill-ins on a series of lines which had already been sampled by pitting, generally at distances greater than 100 meters between drillholes. Several of these were twins (within 5 meters) of previous pits, and several others were later twinned by pits sunk on the drillhole collar. Twenty-two holes were drilled on a tight grid of approximately 15 x 15 meters in West Nkamouna, to test the short-term variability between holes.

By 2003, Geovic had largely completed the pitting program at Mada. Much more intensive work was carried out on the nearby Nkamouna Project, due to the better access there utilizing recent logging roads.

By 2004, Geovic had largely completed the reconnaissance sampling and had undertaken pitting and drilling programs of varying densities at Nkamouna where access was greater due to recent logging operations, with an eye toward defining deposit parameters for an eventual feasibility study.

Mineralization

Cobalt-nickel mineralization in the Geovic deposits occurs within the weathering profile overlying sheared, serpentinized ultramafic rocks. The lateritic weathering profile averages about 20 meters thick, but exceptionally extends to 40 meters near ridge crests or in fracture zones. The mineralized laterite forms lenses which average a minimum of about 10 meters thick. The lenses often lie generally parallel to the rolling topography of the Nkamouna plateau. They are relatively smooth on top, but irregular on the bottom, where weathering has penetrated downward into fractures and shear zones in the underlying serpentinite.

Most of the economic mineralization in each deposit is in one interval containing about 1 meter of ferricrete breccia and 4 meters of ferralite. The ore types are characterized geologically by their mineral content, bulk composition, and texture, as described below. The deposit’s unusual concentration of the coarsely aggregated ore mineral asbolane is highly significant, as is the thick ferricrete breccia and abundant maghemite.

The Cameroon laterite profiles, similar to those elsewhere in humid tropical environments, show a strong vertical zonation, which reflects the transition from unweathered host rock at the base, to highly-leached residues at the surface. The Cameroon laterites depart from the norm somewhat, in possessing two layers of iron-rich laterite, between which lies ferricrete breccia. The lower portion of the profile under the breccia includes the limonitic ferralite and underlying saprolite zones which are more typical of humid tropical laterite profiles.

Descriptive details about these units are below, modified slightly from Geovic descriptions. Most of the Geovic reports refer to Nkamouna material, but perusal of logs from Mada show a similar stratigraphy.

Upper Laterite (UL). A purplish-red, highly magnetic, powdery clay-like soil. Ubiquitous, normally 4 to 8 m thick, except where removed by erosion at the borders of laterite plateaus. This unit will be easy to excavate for completing test shafts and for mining.

Ferricrete Breccia. Beneath the Upper Laterite is a nearly ubiquitous horizon of ferruginous concretions, ranging in size from pisolites one or two cm across, to blocks larger than a meter across. Large blocks have complex structures, characterized by multiple stages of brecciation, with vesicular, tubular structures, and amoeboid shaped cavities. They are composed of agglutinated pisolites and angular ferricrete fragments, with some limonitic matrix. Ferricrete fragments are typically dark red outside and varicolored on fresh surfaces. Where the blocks were large enough to impede deepening of pits, the ferricrete breccia was formerly referred to as “Hardpan” (“HP”). The ferricrete breccia averages 6 to 8 meters thick, and was often divided into two or three units by project geologists.

The Upper Ferricrete Breccia (“UB”) is typically pisolitic and relatively low in cobalt and nickel except locally where stained with black manganese oxides.

HP is the most highly-cemented ferricrete breccia and is very difficult to penetrate with hand tools. It forms outcrops in some areas, particularly at the borders of the lateritic plateaus, and averages 2 meters thick. Where present, it grades upward and downward into UB and LB, respectively.

The Lower Ferricrete Breccia (“LB”) consists of reddish concretions, with abundant black manganese oxides, texturally similar to UB, with a matrix of Ferralite (“FL”). It is typically 1 to 2 meters thick, and +2% cobalt may occur at the base, especially where concretion-like aggregates of asbolane occur. It is hard to dig with hand tools.

Ferralite (FL). Limonitic laterite, sometimes pulverulent, mottled, with varied shades of black, yellow, brown and red. Often foliated, reflecting relict serpentinite textures. Local maghemite occurs near top. Thickness varies from a few meters to tens of meters, averaging near 8 meters. Consistently mineralized with good metal grades near the top where black manganese zones occur, moderate to low cobalt grades lower in the unit. The MgO content is very low, averaging about 0.5% MgO, part of which is present as non-reactive MgO in spinel (i.e., magnesian chromite). This unit is easy to moderately easy to excavate for completing test shafts and for mining.

Silcrete (SI). This highly-discontinuous unit may lie at the boundary between the Ferralite and the upper Saprolite. It is composed of subhorizontal plates of white to grey silica, intercalated with varicolored clays. Usually 0.5 meters thick or less, and often absent. Commonly has low metal contents and is very hard to dig. It is generally interpreted to mark a former water table, and often occurs just above the current water table.

Saprolite zone (SP). Composed of green, sticky clay with less than 50% fragments of partly weathered serpentinite, grading downward into foliated, fractured serpentinite. May have silica-filled steep fractures. Relatively poor in cobalt, often rich in nickel. Averages 1.5 meters thick. Moderate to hard digging. Saprolite typically contains less than 40% iron and elevated MgO (15 to 30%).

Serpentinite (SE). Bedrock, olive green to dark green, may be fractured and fissile, with silica-filled fractures. Uniformly low metals grades except in rare cases where garnierite-like nickeliferous silicates fill fractures. Relatively hard. Rarely encountered in pits, mainly in drillholes. Magnesium grades are typically greater than 35% and iron contents are usually less than 10%.

Water Table. The depth to the water table was recorded in 32 of the Geovic reverse-circulation drill holes. In all but seven of these holes, the water table was between 12 and 25 meters below surface, and was usually within the Ferralite or at the upper limit of Serpentinite.

The minerals of economic interest in the Nkamouna laterites occur in general, as fine-grained clay-like or concretionary masses, and are only occasionally identifiable as discretely visible mineral specimens. One exception is gibbsite, which may occur as mammilary masses or vug-fillings of radiating transparent to milky white crystals several millimeters long. Of great significance is the size of asbolane agglomerates and wad that host the cobalt and almost all of the manganese.

The key mineral in the Geovic deposits, which hosts the cobalt, most of the manganese, and a significant part of the nickel, is asbolane. Between one-third and one-half of the deposit’s nickel is hosted in asbolane.

This mineral is sometimes referred to as “asbolan” or “asbolite” in the scientific literature, or “wad” or “cobalt wad” as field terms. Asbolane is widespread in nickeliferous laterites, but elsewhere is usually present in very small amounts and is normally inconspicuous as black blebs on fractures. Individual asbolane crystals have hexagonal symmetry, a Mohs hardness of 6, and are very dark in color. Typically, individual crystals are rarely visible to the naked eye or a hand lens; rather, the mineral forms blackish patches or crusts on fractures and cavities. The asbolane occurrence at Nkamouna is unusual in that it occurs as both discrete platy crystals and in larger and coarser crystal aggregates and fine-grained wad up to 5 cm in diameter, sometimes as concretion-like nodules with chromite and goethite. It also occurs as a fine intergrowth with chromium and iron oxides and hydroxides.

Asbolane is critical to the Nkamouna Project economics, because it occurs as coarser aggregates of microscopic crystals, the aggregates being separable by crushing and wet screening from the pulverulent iron-oxide minerals and clays. The resulting coarse fraction contains most of the cobalt and manganese, and a significant portion of the nickel in the raw material, resulting in a significantly upgraded concentrate prior to leaching.

Drilling

Because the GeoCam deposits are secondary, which represent the decomposition products of bedrock, they present the data-generation issues which are typical of laterites: sampling of intermixed material which ranges from very soft to very hard, and which varies greatly in metal grade from one particle to the next, especially in the ferricrete breccia lithologies.

The only drilling on the properties has been at Nkamouna. The majority of all samples have been obtained by developing pits or shafts of a nominal 1.2 meter diameter.

Most of the sampling at Nkamouna, and nearly all sampling in the other laterite areas, has been by pitting, with a lesser amount from drilling. Direct sampling of outcrops and trenches is almost entirely limited to Trench 1 at Nkamouna.

The majority of Geovic’s resource sampling has been hand-dug pits. Geovic has historically referred to the pits as both “pits” or “shafts.” In the Nkamouna area, Geovic has excavated 1,099 pits. The pit sampling program continued during drier weather in East Nkamouna, the area east of the Kongo-Ndu road, until September 2004. Pits are numbered from 101 to 1400 (with gaps). The density of pitting varies from about 50 x 50 meters to 150 x 200 meters, but is not uniformly gridded.

Two trenches have been excavated at Nkamouna. The first extending 20 meters east from the site of Pit 923. Dug by hand, it is up to 8.5 meters deep, and has a 5-meter north-to-south extension in the middle. The trench is located on the western edge of the Nkamouna plateau, west of some natural exposures of ferricrete, at a location where the Upper Limonite has apparently been removed by erosion. Thus most of the trench exposes ferricrete, not reaching the ferralite or saprolite. The trench site was selected by Geovic primarily to determine whether blasting is necessary in the ferricrete. The second trench was excavated in the southeast part of Nkamouna. This trench was excavated with bulldozers and included deepening by hand dug pits. Results from this trench have not been completed and no data from the second trench been used in the resource estimation.

United Nations Drillholes. The first documented samples ever taken at Nkamouna were the eleven holes drilled by the UNDP in the mid 1980s. The UNDP used a J.K. Smit Model 300 diamond-drill rig. PAH examined the original drill log for hole KG-S-1, at Nkamouna. This hole was collared with a BQ bit (36.5 mm core OD) to 6.0 meters, then deepened to 53.5 meters with an AW bit (30.0 mm core OD), and finished to sound serpentinite at 56.75 meters with an AG (28.5 mm core OD) bit size. The recovery in hole KG-S-1 was only about 50% in the top 6 meters, but increased with depth as more competent laterite was encountered, averaging about 90% below 6 meters.

The UNDP holes were undertaken several years prior to Geovic’s investigations. The drill apparatus, technical personnel, sampling procedures, and assaying practice were entirely different from those used subsequently by Geovic. The sites of most of the UNDP holes were subsequently surrounded by gridded Geovic drillholes and pits, and the effective influence of the UNDP holes on resource tonnage calculations would be negligible.

Geovic Core Drillholes. No further drilling was undertaken at Nkamouna until Geovic’s core-drilling program in 1999, after many hundreds of pits had been completed and an exploration permit was obtained over the mineralized areas. The first rig used was a trailer-mounted 20-horsepower core drill which could be hand-pushed along forest trails to minimize environmental impacts in prospective areas. A total of 23 holes were drilled (NKM-21 to NKM-43) in the northeast part of West Nkamouna, on an approximate 100-meter grid. The maximum depth reached was 33 meters, with an average hole depth of 26.1 meters, for a total of 600 meters drilled.

Recovery was generally good. In the limonite horizons (upper and lower), it was 90% on average, and 40 to 90% in breccias. In the saprolite, it was consistently below 70% with values of 30% recorded in zones containing serpentinite fragments. Since most of the economically-mineralized material at Nkamouna is lower ferricrete breccia or ferralite, the recovery in these zones of interest was probably near 90%.

Reverse-Circulation Drillholes. In 2002, Geovic imported an Australian-designed, truck-mounted machine. Holes drilled with this machine are referred to in Geovic reports as “air core” holes, but intact core is not produced, only drill cuttings, typical of reverse circulation drilling.

This machine uses three chisel-type or finger-type tungsten carbide bits to cut the laterite, and recovers material by air or water flushing through the inner pipe of a double-walled reverse-circulation recovery system, from the bit to the surface. The outer tube has an external diameter of 74.4 mm, while the inner tube has an internal diameter of 36.6 mm. The drill uses compressed air or water with Baroid mud at 150 psi as the drilling fluid. Water was used to flush the drill stem, bit, and cyclone between one-meter sample runs. The drill pipe is in 3-meter sections.

A two-person drill crew and three labor assistants attend the drill, plus a geologist. Set-up time and tear-down time is 5 to 10 minutes. A 30-meter hole can typically be drilled in 2 hours, when no drilling difficulty is encountered.

The reverse-circulation drill was used between May 2002 and September 2003, when 176 holes (NKM 1010 to 1185, plus NKM-3.3) totalling 3,690.25 meters were drilled at Nkamouna. Most of these holes were drilled as fill-in holes on a series of lines which had already been sample by pitting, generally at distances greater than 100 meters between drillholes. Several of these were twins (within 5 meters) of previous pits, and several others were later twinned by pits sunk on the drillhole collar. About 20 holes were drilled on a tight grid of approximately 15 x 15 meters in West Nkamouna, to test the short-range variability from one hole to the next.

Sampling and Analysis

Geovic maintains a sample-preparation facility at the Kongo Camp, where samples are prepared for assay. PAH reviewed the procedures in detail, and photographed each stage. The sample bags normally used by Geovic are white double-thickness polyester, with a drawstring at the neck and a label sewn inside the neck. The geologist writes the sample identifier on the inside label and on the outside of the bag, with a permanent marking pen.

Most of the sample points were exposed and sampled by test pits, dug using simple hand tools by local labor crews. A gasoline-driven air blower and 20 meters of vinyl tubing are normally available to provide air when a pit is poorly ventilated, usually at a depth of more than 13 meters. Each pit is normally circular in section and 1.2 meters in diameter, although the diameter may vary slightly.

Spoil not included in the sampling program from the pit is deposited in piles around the pit, but is not rigorously segregated by depth interval. Changes in texture (breccia, limonite) or conspicuous changes in color warranted segregation. A sample is collected each meter by cutting a rectangular groove in one wall of the pit, measuring 10 by 5 cm. When more than one sample is collected from an interval concurrently, these are oriented following the main cardinal compass points. Each pit is visited once or several times daily by a geologist to log geology, check channel progress, collect the samples from the intervals extended in his absence, and to decide whether to continue digging.

The trench in Nkamouna West was intensively sampled after excavation, by channel samples. Since the trench represents effectively only one sample point in a previously-pitted area, and because the main purpose of the trench was for geotechnical information, the trench samples were not used in the resource calculations.

Sample intervals generally varied between 0.5 and 1.65 meters. Each interval was logged by color and texture, and by mineralogy where noted. All samples were analyzed for nickel, cobalt, manganese, chromium, copper, zinc, lead and MgO. Composites representing 5 to 10 meters were analyzed for Fe2O3.

The Geovic diamond-drill holes drilled in 1999 were sampled at 1.0- or 1.5-meter intervals generally, although there were many exceptions due to geological breaks and coring intervals. Core from the laterite zone (earthy) was air-dried, crushed, split and halved, with one half sent for assay. The core from the partly weathered, hard serpentinite was cut into two equal parts along the vertical axis of the core, and one part was forwarded for assay while the other was left as backup in the sample store.

Geovic’s reverse-circulation holes, drilled during 2002 and 2003, were almost invariably sampled at one-meter intervals. The reverse-circulation pathway, including the cyclone and collection buckets, was flushed with water after collection of each one-meter interval, to prevent cross-contamination. The sample expelled by the cyclone, including the water used to flush the sample pathway, was logged by the drill geologist for geology, and drilling parameters (for example, wet vs. dry, hardness, and unusual sample volume).

After the sample-recovery bucket has stood until most fines had settled, the clear water at the top was decanted, and the wet sample placed in a previously-labelled bag. At the end of the day, the bags were transported to Kongo Camp.

As is typical of reverse-circulation drilling, precise measurement of the recovery percentage was not possible.

Water-soluble polymer (“Baroid EZ Mud”) was used to maintain recovery in clay-rich intervals in the lowermost ferralite and upper saprolite horizons. It is recognized that sample recovery in these intervals was unsatisfactory, but these horizons are rarely of economic cobalt grade.

Geovic commissioned a careful study of potential down-hole contamination. The prominent “manganese spike” typically present near the base of the breccia in drillhole assays revealed that vertical cross-contamination is negligible, since the “manganese spike” in drillholes is just as sharp as it is in channel samples taken from pits.

Upon arrival from the field in polyethylene woven bags, the samples are stored in a sheltered locality until processed. Each bag is opened, the sample placed in a steel tray for drying, and an aluminium tag bearing the information on the sample bag placed on the tray. After drying, the sample is quartered, placed in a clearly labelled plastic bag, with the location and interval. Another aluminium tag is prepared which accompanies the sample, all the way to arrival and re-coding of samples in the U.S. The aluminium tag placed in the steel tray before oven drying remains with the back-up sample on the shelves in the warehouse.

Drying of samples is accomplished in a wood-fired oven. The temperature is not recorded, but appears to be in the vicinity of 100 degrees C, plus or minus 20 degrees. Samples are examined manually from time to time to determine the degree of dryness, and normally after six or seven hours are judged to be sufficiently dry for further processing.

Upon removal from the oven and cooling, each sample is inspected visually for oversize material (coarser than approximately 2 cm). Oversize material is manually crushed in a mortar and pestle and returned to the sample tray. At this point, the dried sample is reviewed again by a geologist to ensure that the on-site logging did not miss important features due to excessive mud in the case of RC drilling samples or poor light.

The sample is then split in a Jones-type riffle splitter with openings measuring 10 mm. Normally a 200-gram dried sample is weighed and bagged for shipment to the assay lab. All remaining reject is bagged and stored at Kongo Camp.

The shipment of samples follows the Australian Code for Reporting of Minerals and Ore Reserves (the “JORC Code”) procedures regarding chain of custody. Samples are shipped by vehicle to Geovic’s office in Yaoundé, whence they are delivered to a common carrier for air-freighting to North America.

From 1995 until early 1999, Geovic contracted the Ministry of Mines’ geologists and engineers to oversee the Quality Assurance/Quality Control (the “QA/QC”) for Cameroon samples. All but the later 64-samples were sent to Bondar-Clegg (Intertec Testing Services, No. Vancouver, British Columbia) for assaying cobalt, nickel and some chromium and manganese. Bondar-Clegg pulverized the samples to minus-150 mesh, then inserted duplicates and standards into the sample stream before analysis. The last 64-samples were handled by Mintec.

From 2002 until early 2004, Geovic, on behalf of GeoCam contracted Mintec, to oversee the QA/QC for Cameroon samples. Mintec provided new 4-digit sample numbers to each sample, before sending the samples to Actlabs Inc. (“Actlabs”) in Tucson. Actlabs then pulverized the samples to minus-150 mesh and returned the pulps to Mintec. Mintec then inserted duplicates, standards, and blanks into the sample stream prior to returning the pulps to Actlabs for analysis.

It is apparent to PAH that Geovic personnel, R.K. Duncan & Associates, and Mintec have paid close attention to sampling and sample-processing techniques, and have varied the techniques from time to time, based on careful analysis of results, including comparisons between different methods. PAH believe that Geovic’s collection and handling of samples meet or exceed industry standards for laterite projects, and that any limitations on precision and accuracy of samples are those limitations inherent in the laterite deposits themselves and in assaying technology.

Bondar-Clegg initially used 3-acid digestion of samples (HF, HCl, and HNO3) and “low-level” AAS in 1995. Later, Bondar-Clegg used 4-acid digestion (HF, HCl, HNO3, and HClO4) with ICP analyses (1999-2001). Actlabs used 3-acid digestion and ICP analyses. Geovic switched to Actlabs in 2002 in order to pay for one-half of the analyses with a U.S. Trade and Development Agency (USTDA) loan, requiring a certified, U.S. based laboratory.

Between January 2003 and January 2004, a total of 3,359 sample results were shipped to Actlabs for processing at an assaying cost of US$11.90 per sample. Of these, 3,095 were original samples from Nkamouna, plus 39 second splits and 162 standards included with Nkamouna samples. (The remaining 63 samples during this period were from the Mada deposit, north of Nkamouna.) Altogether, more than 14,000 Nkamouna samples were assayed for cobalt and nickel during 1995-2004. Many of these samples were also assayed for manganese and other elements and compounds.

The samples received at Bondar-Clegg and Actlabs in Tucson were dried for 24 hours at 150°C. According to the mineralogical literature on asbolane, there should be no loss of chemically combined water or hydroxyl ions below 150°C. Thus the subsequent assays reflect intact dry asbolane, which is lacking only any loosely-bound water that is not included in the calculated dry tonnes of mineral resource.

Actlabs’ facilities are accredited to ISO/IEC-17025 and CAN-P-1579 (Canadian) standards, and are thus as fully accredited as a commercial mining assay laboratory.

Following the drying at Actlabs facilities, as discussed above, pulps of Geovic samples were digested in a 3-acid solution and 4-acid solutions and analyzed primarily by the ICP-OES (Inductively Coupled Plasma Optical Emission Spectrometry) method for Co, Ni and Mn. The 3-acid digestion is normally sufficient to dissolve all minerals typically present in the Nkamouna samples.

Various other appropriate methods were used for occasional analyses of 34 other elements (Pb, Zn, Cu, Cr, V, Mg, Al, Sc, Zr, MgO, SiO2, etc.) for bulk samples and other specialty samples.

Security of Samples

Various inter-laboratory checks have been undertaken by Geovic on behalf of GeoCam throughout the life of the project.

In 1999, K.D. Engineering Co Inc. (“Global Engineering”) of Tucson, Arizona, visited Nkamouna and undertook to re-sample eight exploration pits. Samples were taken separately from one-meter intervals in channels in the east and west wall of each pit. Splits of each crushed sample were sent for pulverizing and assay to three different laboratories: International Plasma Laboratories (Vancouver); Bondar Clegg Intertek Testing Services (“Bondar Clegg”) (Vancouver); and, Genalysis Laboratories (“Genalysis”) (Perth, Australia). The laboratories did not include Actlabs, which subsequently assayed the greater bulk of Nkamouna samples. K.D. Engineering’s report indicates that Genalysis and Bondar Clegg agreed closely on cobalt assays (difference of less than 2% relative, and a Coefficient of Determination (“R2”) of 0.987), whereas the International Plasma results averaged more than 10% low, with R2, of less than 0.95 when compared to either of the other two labs. No further samples were analyzed by International Plasma.

The samples assayed by Actlabs were submitted to both Actlabs’ and Geovic’s independent QA/QC checks. The use of second splits and sample standards are universally recognized methods to provide confidence in the assaying reliability.

The Actlabs laboratory runs assay batches of 24 prepared pulp samples, comprising 20 samples plus repeats on the 1st and 20th samples of each batch, in addition to two in-house standards. One sample per client’s submitted batch of 20 is reweighed along with both an in-house and a certified reference standard of known cobalt-nickel-manganese content. Actlabs’ internal checks allow for a maximum acceptable variance of 2% for duplicates and standards.

Geovic undertook a comprehensive program of comparing second sample splits from Nkamouna. The pairs of samples extracted from the same sample intervals show a high degree of correlation for cobalt, nickel and manganese, providing confidence in the ability of Actlabs to generate reproducible assay results from similar sample material. Although the sample-split campaign did not include Mada, there is every expectation that similar results would accrue, given the similarities in geology, sampling methods, and analytical methods.

The 39 second splits for which assay results have been received, distributed throughout 35 sample submission shipments, were extracted from the same sample rejects stored at the Project Camp (Kongo) as the original samples. Once an original 200 gram sample was drawn, the reject was remixed (further ensuring complete homogenization) and a second sample was drawn and had a “D” added to the sample number. After sample preparation by Actlabs, all sample pulps were assigned an individual number by Mintec prior to the actual assaying at Actlabs.

At the request of Geovic on behalf of GeoCam in 2003, Mintec fabricated five sample control standards of known cobalt, nickel and manganese value from on-hand Nkamouna material, thereby ensuring that there was no visual difference between the standards and regular samples. The results of 165 analyses of these five standards, distributed throughout 35 sample submission shipments, were received by January 2004.

Perusal of the results strongly suggested that some of the standards had been mislabelled or switched in 32 of the 165 submitted. Mintec personnel therefore examined the anomalous assays of standards, and were able to reassign most of them to the proper standard, according to the cobalt, nickel and manganese assays received. Three submitted standard samples did not match any of the five original standards, and it is likely that these three samples were switched with ordinary production samples at the laboratory. Three of 168 is about 2% probably not an atypical error rate for switching of samples in production runs. Nevertheless, given that Actlabs are an ISO-certified facility, PAH is prepared to accept the general veracity of the assays on Nkamouna samples.

Mineral Resource and Mineral Reserves

This Section describes the resource and reserve model for the Nkamouna Project.

Nkamouna Resource and Reserve Model

A mineral resource estimate was prepared for the Nkamouna area using a three-dimensional block model to estimate cobalt, nickel, and manganese grade for individual blocks with dimensions of 10 by 10-meters horizontal by 1-meter vertical. In addition, lithology codes and resource classification codes were defined for each block. This estimate updated the prefeasibility model with additional data, including: 162 deepened pits, five additional pits, and revised topography data. The 2007 assay database contains 4 percent greater assay intervals than the 2005 database. The updated resource estimation was done with Datamine Studio 3.0 geologic modeling software, although the methodology remains essentially the same.

Resources by definition are in-situ mineral occurrences that are quantified based on geological data, but may not necessarily be economic. The Company classification was established for each block based on the sample grid spacing model. Determination of the appropriate grid size for each resource class was based on the continuity of cobalt above a cut off rate of 0.10%. The mineral resource is summarized by class in Table 1. The cut off grades vary based on processing characteristics of each of the three main lithologic units.

TABLE 1

Geovic Mining Corp.

Nkamouna Project, Cameroon

Mineral Resource Statement

Lithology	Resource Category	Cutoff (% Co)	Tonnes (1,000’s)	Average % Co	Average % Ni	Average %Mn
Upper Laterite	Measured	0.12	42	0.301	0.318	1.569
Upper Breccia	Measured	0.23	229	0.468	0.490	2.190
Ferricrete Breccia	Measured	0.23	1,447	0.527	0.550	2.689
Lower Breccia	Measured	0.23	2,905	0.448	0.545	2.228
Ferralite	Measured	0.12	26,839	0.226	0.689	1.178

Total	Measured		31,462	0.263	0.667	1.352

Upper Laterite	Indicated	0.12	44	0.272	0.291	1.371
Upper Breccia	Indicated	0.23	157	0.326	0.401	1.812
Ferricrete Breccia	Indicated	0.23	604	0.461	0.474	2.242
Lower Breccia	Indicated	0.23	1,588	0.426	0.480	2.059
Feralite	Indicated	0.12	27,475	0.207	0.673	1.087

Total	Indicated		29,869	0.224	0.657	1.166

Total	M+I		61,331	0.244	0.662	1.262

The general procedure used for resource estimation was as follows:

In the prefeasibility estimate, the depth to the bottom of Upper Laterite (granular), breccias, and the Lower Limonite (ferrilite) were extracted from the geologic logs of pits and drill holes and edited to correct for partial-depth pits and holes. The prefeasibility model depths were used as the starting point for this estimate.

A triangulated DTM model was created to represent the depth from surface to the bottom of each geologic unit. The depths to the bottom of each surface were edited interactively in Datamine to add data for the new pits and to adjust for deepened pits. In addition, estimated depths below pits and drill holes that did not penetrate the bottom of some horizons were entered as needed. An improvement to the prefeasibility model is that extrapolation outside the area of pits/drill holes was limited to 150 meters using a 3-dimensional polygon that also controlled the limiting depth of the surface.

Based on cross-section plots of cobalt grade in the flattened model, it was observed that cobalt grade could be correlated parallel to the top of mineralization. The depth to the top of mineralized cobalt from the prefeasibility estimate was used as the starting point for the current model.

Based on cross-section plots of cobalt grade in the flattened model, it was observed that cobalt grade could be correlated parallel to the top of mineralization. The depth to the top of mineralized cobalt was extracted from the pit and drill hole assay data.

A top-of-mineralization, or “TOMI,” model was created so that the top of mineralization in each drill hole was at a constant elevation. The advantage of this model is that the optimum correlation between the metal grades is horizontal and the shape and continuity of the mineralization can be viewed directly on plan maps. This model also went through several iterations of editing/remodelling to remove inconsistencies in the data from shallow holes that did not penetrate the top of mineralization and from multiple pits and drill holes within a few meters of each other.

Basic statistics, using the TOMI model, showed that there are three cobalt grade populations, including low-grade (poorly mineralized), mid-grade (mineralized), and high-grade (strongly mineralized). Manganese was found to have grade distributions similar in shape, but higher grade than cobalt, consistent with the strong correlation between cobalt, manganese, and asbolane. Nickel appears to be much more evenly distributed than cobalt and manganese and was found to only have two grade zones, mid-grade (mineralized) and high-grade (strongly mineralized).

Grade zones were defined for each metal as closed shapes in plan maps in the unfolded model.

Basic statistics were run within the grade zones to confirm the grade distributions and variograms were run to confirm continuity of grades within the zones.

Block grades were estimated for cobalt, nickel, and manganese using inverse-distance-power (“IDP”) estimation with grade-zoning controls. IDP estimation parameters were adjusted so the estimated block distributions adequately reflected mining selectivity.

A sample spacing model was prepared in the “unfolded” model system that measured the spacing of samples around each block. This model was used to classify the resources into measured, indicated, and inferred resource classes based on pit and drill hole spacing.

The individual 1-meter thick blocks from the flat model were composited into vertical stacks of blocks over the potentially mineable thickness. This process created a gridded-seam model that was used for estimation of reserves and mine planning.

Economic evaluation criteria are based on supplying a fixed 1,500 tonnes ore per day of product from the PUG plant to the process plant at an average of 1.56:1 Waste:Ore ratio. This yields an average mine production rate of 17,500 tpd with approximately 7,000 tpd of ore, and a maximum of 25,500 tpd for equipment sizing and operating cost estimation.

A net revenue cutoff of $12.00 per tonne ore was used to define the ore. After the estimated economic costs and recoveries were applied to the resource model, a contour map was developed around the profitable blocks to represent the pit floor. This is similar to what a floating cone does in a three-dimensional model, but the Nkamouna resource model is more similar to a two-dimensional seam model.

The Nkamouna mineral reserves presented in Table 2 are classified as a Proven plus Probable. The mineable reserve summary is based on the $12.00/tonne net revenue cutoff. Individual reserves by block include ore tonnes, cobalt grade, nickel grade, manganese grade, interburden and overburden tonnes. The mineral reserve is 53 million tonnes at a cobalt grade of 0.237% and a nickel grade of 0.719%. The economic analysis is positive at the metal prices of $12/lb cobalt and $3.50/lb nickel that were used to develop the mine plan and estimate the tonnages reported in the following table.

TABLE 2

Geovic Mining Corp.

Nkamouna Project, Cameroon

Mineral Reserve Statement

CLASSIFICATION	MINERALIZED ZONE				INTERBURDEN	OVERBURDEN	TOTAL
	kTonnes	% Co	% Ni	% Mn	kTonnes	kTonnes	kTonnes
Proven	28,868	0.264	0.690	1.406	NA	NA	NA
Probable	25,874	0.230	0.683	1.250	NA	NA	NA

TOTAL	54,742	0.248	0.687	1.331	4,327	98,231	157,299

Mining Operations

The Nkamouna Project will be mined as an open-pit utilizing hydraulic shovels and excavators and 54-tonne trucks as the primary mining equipment. The Nkamouna Final Feasibility Study (the “FFS”) considers an average annual mining rate of 8.5 million tonnes over the/ 19-year mine life. This includes 5.6 million tonnes of waste per year and 2.9 million tonnes of ore per year for an average stripping ratio of 1.87 to 1. The mine plan was developed from the resource model by creating blocks around the resource that are approximately 150 meters wide and 500 meters long. The 150 meters wide blocks were developed on logical breaks in the resource model and are not uniform in dimension. The average grade and value of each block was then determined.

Design of the ultimate pit was based on mining the higher valued blocks first with a natural development of the block sequence to allow backfilling of the blocks. The blocks are developed in a direction progressing downhill. This minimizes the haul distance in the early years by first developing the blocks closest to the plant.

Mine design started with the completion of the resource model. The seam model was then diluted to represent the thickness expected to be mined using reasonably selective equipment and methods. The dilution is based on a minimum of one meter of ore so that less than one meter is considered waste and if the inter-burden between ore layers is less than 2 meters it is taken with the ore. There were many areas where the inter-burden was 1 to 2 meters in thickness with some low grade values and it was determined that it would be easier to mine this with the ore than try to segregate the waste, thereby simplifying the mining method. The ore zones become much more uniform by allowing 2 meters of low grade interburden to the mined as ore.

All major access and haul roads will be crowned with sufficient thickness of screened ferricrete breccia mine waste and compacted to create road surfaces that will minimize interruptions to project operations during rainy seasons.

Mine equipment requirements were developed from the annual mine production schedule, based on the mine operation schedule, equipment availability, and equipment productivities. Mine production was based on an equipment fleet which includes 6.5-m3 hydraulic excavators and shovels, 6.9-m3 wheel loaders, 54-tonne haul trucks, and 152-mm diameter truck-mounted auger drills. The location of the PUG plant and waste dumps or backfill repositories were used to calculate truck cycle times and estimate production capacity. The mining fleet is sized for a nominal 8 million tonnes per year mining rate. Production planning was based on matching truck fleets to the loader/shovel fleet based on respective cycle times.

Mine personnel includes all the exempt and non-exempt employees in operations, maintenance, engineering, and geology departments. The salaried mine staff comprises a maximum of 16 people during mine production which will include a maximum of 8 expatriates. Expatriates are expected to be replaced over time with a reduction to six by Year 2, four by Year 3, two by Year 4, and down to the Mine Manager from Year 5 through Year 19.

Plans are for the Nkamouna mine to operate two 12-hour shifts per day, 7 days per week for a total of 14 shifts per week. The mine operation schedule allows for 26 shifts per year being lost due to weather delays in the mine. It is envisioned that mining of ore would occur on both shifts in order to minimize stockpiling and re-handling.

Various independent consultants prepared a composite sample from the test concentrates produced by Mountain States Research and Development Inc. (“MSRDI”). The consultants completed a comprehensive series of bench-scale tests investigating the dissolution of the asbolane concentrate, purification of the resulting leach solution, solvent extraction and production of cobalt, nickel and manganese products. The consultants also completed a prefeasibility study of the Metals Recovery Plant (“MRP”). This study concentrated solely on the leaching and metals recovery operations. It included a conceptual design, preliminary equipment selection and capital and operating costs of several alternative scenarios.

Processing this unique ore starts with crushing, attritioning and particle sizing to produce a high-grade, coarse concentrate. The PUG plant will be fed from stockpiles using a wheeled loader and direct dumping from ore haulage trucks. The plant basically consists of a receiving hopper and two stages each of crushing, attritioning and particle classifying to produce coarse, high-grade concentrates (-1 inch x +48 mesh), low-grade middlings (-48 mesh x +200 mesh) and fine tailings (-200 mesh). The concentrate will be conveyed to a receiving bin at the process plant. As 64% of the cobalt is concentrated in only 21.5% of the ore weight, the process plant size is much smaller and financial performance is dramatically improved compared to processing run-of-mine ore.

The PUG plant throughput at a nominal 7,000 tpd will generate 4,700 tpd of fine tailings, 800 tpd of middling concentrates and 1,500 tpd of feed to the MRP. The PUG tailings will be disposed of in the Napene Creek TSF. The middling concentrate will be backfilled and stored in separate areas of the mine.

The average annual mining rate is 8.5 million tones over the 19 year mine life. This includes 5.6 million tonnes of waste per year and 2.9 million tones of ore per year and results in an average stripping ratio of 1.87 to 1. Conventional truck and shovel mining methods will be utilized with the processing of ore at 9,000 tonnes per day yielding an average annual production of 9.2 million pounds of cobalt and 7.0 million pounds of nickel.

Processing operations are designed to produce high purity cobalt and nickel oxide products that are directly marketable or readily converted into cathodes or other chemical compounds. Plant operations during the initial 19 years are estimated to recover 158 million pounds of cobalt and 129 million pounds of nickel.

The total initial capital is approximately $397 million, with an additional $51 million of sustaining capital required over the 19-year mine life. The 24-month construction period also includes $18 million of costs that are treated as expenses for tax purposes. The cash operating cost per pound of cobalt produced is $3.12 after by-product credits, including direct and indirect costs and production taxes.

Several economic models were prepared, including a Base Case, a Reserve Case, a Leveraged case, and a High Price Case. The reserve case used prices per pound of $15.55 cobalt and $3.75 nickel to establish reserves in the mine plan, whereas the base case and the leveraged case used three-year average metal prices and the High Price case uses $35.00 per pound of cobalt and $12.00 per pound of nickel. The base case economic analysis generates an estimated after tax net present value (“NPV”) of $695 million (at an 8% discount rate), and an internal rate of return (“IRR”) of 33.0%. Project payback is estimated at 2.9 years based on these assumptions. Total before-tax cash flow is $2.53 billion.

Additional sensitivity models were prepared that varied the capital and operating costs, metal prices and metal recovery. Table 4 summarizes the project economics for the Nkamouna Project.

TABLE 3

Geovic Mining Corp.

Nkamouna Project, Cameroon

Economic Evaluations

Case:	Reserve	Base	Leveraged	High Price
Cobalt Price ($/pound)	$15.55	$20.08	$20.08	$35.00
Nickel Price ($/pound)	$3.75	$11.16	$11.16	$11.16
Project Economics – Pre-Tax ($ millions)
Cash Flow	794	2,529	2,405	5,185
NPV @ 8%	210	988	965	2,199
NPV @ 10%	139	796	788	1,822
IRR	12.7%	39.5%	63.4%	74.3%
Project Economics – After Tax ($ millions)
Cash Flow	559	1,792	1,721	3,668
NPV @ 8%	129	695	704	1,565
NPV @ 10%	75	555	577	1,295
IRR	10.5%	33.0%	56.1%	61.4%
Cash Operating Cost ($ per pound Cobalt)(1)	$8.50	$3.12	$3.12	$2.87
Payback (years)	5.5	2.9	2.0	1.7

(1)	Note: Net of nickel by-product credit, and including production taxes.

The following table reflects the reported annual average spot price for cathodes for cobalt and nickel as reported by Platt’s Metals Week for Cobalt and London Metals Exchange for nickel for each of the last four years. This information was not included in the Technical Report.

	2007	2006	2005	2004
Price per pound cobalt	$30.55	$17.13	$15.90	$23.93
Price per pound nickel	$16.86	$11.02	$6.69	$6.27

MADA PROJECT

Information in this section is summarized, from the NI 43-101 Technical Report, Nkamouna and Mada Cobalt Projects, Cameroon dated March 12, 2007 prepared by PAH for Geovic and the Company on behalf of GeoCam (the “Mada Technical Report”).

Portions of the following information are based on assumptions, qualifications and procedures which are set out only in the full Mada Technical Report. For a complete description of assumptions, qualifications and procedures associated with the following information, reference should be made to the full text of the Mada Technical Report which is available from the Company’s website at www.geovic.net.

Property Description and Location

The Mada Project is adjacent to and north of the Nkamouna Project. The closest village is Kongo Village, situated more than 8 kilometers (5 miles) from the Nkamouna Project. At present it takes about one hour to drive the 40 kilometres between Lomie and the Mada Project site.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Physical attributes of the Mada Project are essentially the same as for the adjoining Nkamouna Project, described previously. Nevertheless, GeoCam will need to develop a site specific environmental study of the Mada Project, much the same as was produced for Nkamouna.

The Mada deposit is relatively flat. There is a swamp and small depression in the center of the deposit. The deposit is a crescent shape about 8 kilometers from east to west and 14 kilometers from north to south. The perimeter of the deposit has an approximate elevation of 760 meters above sea level, with the lower central depression of 680 meters.

History

Between 1995 and 2003, Geovic carried out extensive pitting at Mada. This work was performed by Geovic employees and consultants on behalf of GeoCam.

The Mada property is undeveloped, as are the adjacent laterite mineralized terrains. Geology of the deposit is similar to the Nkamouna Project, described above.

By 2003, Geovic had largely completed the initial pit digging program at Mada. Much more intensive work was carried out on the nearby Nkamouna Project. No drilling has been conducted at the Mada Project. All samples have been obtained by developing pits or shafts of a nominal 1.25 meter diameter. Accordingly the Mada deposit has not been as extensively sampled as the Nkamouna Project. Between 1995 and 2003, 322 pits were dug in the broader Mada deposit.

Mineralization

Only 13% of the Mada pits were logged as penetrating the entire deposit profile reaching bedrock (schist, quartzite, or serpentinite), and many of these pits were outside the mineralized area. Consequently, sampling density at Mada is sparse. Nevertheless, during 1995-2003, Geovic shipped more than 3,200 Mada pit samples to accredited assay laboratories to determine cobalt, nickel, chromium and manganese content.

Deposits

From a geological perspective, the Mada deposit is essentially indistinguishable from the Nkamouna Project. The only significant difference between the deposits is that the potentially mineralized area at Mada is approximately seven times larger than Nkamouna. A detailed drilling and sampling program began in the second half of 2007 with the object to try to establish ore reserves in the southern part of the deposit.

Mining Operations

If ore reserves can be demonstrated, it is envisioned that the Mada Project will likely be mined as an open-pit similar to Nkamouna. No mine plan has been developed to date, and GeoCam will conduct extensive exploration on the Mada deposit in 2008 and thereafter, before taking steps toward development activities.

UNITED STATES MINING LEASES AND CLAIMS

We are actively engaged in the strategic acquisition, exploration and development of other mineral properties to diversify our portfolio of mineral exploration and development opportunities. To that end, in 2007 we actively leased mineral properties and staked mining claims in the United States through our wholly-owned subsidiary, Geovic Energy Corp.

Arizona Properties

Through geologic mapping and geochemical sampling, the Company has identified several new areas of gold and uranium mineralization in the Whetstone Mountains, located 64-kilometers (40-miles) southwest of Tucson, Arizona. The Company located 51 federal lode claims covering approximately 1,000 acres in the area of expected uranium-gold mineralization in the northern Whetstone Mountains in 2007. In addition to the indicated uranium mineralization in the area, the pre-Cambrian hosted shear zones also appear to contain anomalous fluorite, copper and gold. Based upon its initial findings, the Company leased approximately 16.8 square kilometers (6.5 square miles) of state of Arizona mineral lands in the vicinity of the gold occurrence. The total cost of leasing the state land and staking the mineral claims was about $24 thousand. The work commitment on the state mineral lands is $41 thousand per year. The annual fee to hold the 51 mineral claims on federal lands is approximately $9 thousand.

The Whetstone Mountain area where the claims are located was previously explored in the 1970s and 1980s by Rocky Mountain Energy (Union Pacific Railroad) and Unocal (Union Oil Co of California), at a time when members of the Company’s management were employed by the latter company. Mining claims and other mineral properties held by those entities were abandoned by 1990. Related documentation compiled by those early operators show that the newly acquired properties have significant uranium oxide (U3O8) mineralization. The mineral deposits are hosted in high-angle shear zones within the pre-Cambrian granite complex that forms the core of the Whetstone Mountains. The Company plans to re-drill the historic resource areas, and test for extensions of these zones along the pre-Cambrian hosted structures.

The Company collected 33 rock chip samples at the surface of a previously unexplored area, covering a zone 600’ x 1,800’ (185m x 550m), underlain by quartz stockwork and associated alteration features. These samples assayed up to 1.0 gram gold per tonne (1.0 gm/t), and averaged 0.1 gm/t. Additional sampling is planned, possibly followed by geophysical surveys before a drilling program is designed to test for economic gold concentrations within the indicated epithermal gold-quartz system.

Colorado/Wyoming Properties

We have also targeted and are acquiring fee mineral leases over the known uranium deposits in the Denver-Cheyenne Basin of Northeastern Colorado and Southeastern Wyoming. These 15-year mineral leases cover large portions of the six (6) main known uranium deposits in Weld County, Colorado and Goshen County, Wyoming. As of the end of 2007, we have incurred approximately $2.82 million in leasing costs to acquire approximately 15,500 acres believed to host historical uranium deposits at depths ranging from 120 feet to 600 feet below the surface. The acquired properties are focused on areas of shallow Cretaceous sandstone bearing “roll-front” uranium deposits in the Denver-Cheyenne Basin. These deposits are believed to average in excess of 7 feet of uranium mineralization, with average grades between 0.07 to 0.20% U3O8, as established by other operators in the 1970s, including Union Oil of California, by whom several members of management of the Company were then employed. Through the leases it now holds, Geovic has control over much of the known mineralized area in Eastern Weld County, Colorado and Goshen County, Wyoming. We incurred $923 thousand of exploration costs related to these properties.

In addition to leasing private lands, we have applied for leases on federal lands containing expected uranium mineral trends in the Basin.

Geovic Energy Corp. is planning an extensive development-drilling program to re-confirm the historical resources, in preparation for establishing reserves. This will be followed, as soon as practical, with the completion of environmental (12-month water studies), and related engineering studies.

ITEM 3.	LEGAL PROCEEDINGS

We know of no legal proceedings, contemplated or actual, in which we are involved which could materially affect our business or the business of any of our subsidiaries.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

The Company’s common shares previously traded on the TSX Venture Exchange (the “TSXV”) under the symbol “REQ.” Trading in the common shares of the Company on the TSXV was halted effective August 8, 2006 pending receipt and review by the TSXV of acceptable documentation regarding the Acquisition. From December 4, 2006 until November 16, 2007, the Company’s common shares traded on the TSXV under the symbol “GMC.” On November 16, 2007, the Company’s common shares commenced trading on the Toronto Stock Exchange (the “TSA”) under the symbol “GMC” and its common shares were delisted from the TSXV. The following table sets out the reported high and low sale prices on the TSXV and the TSX for the periods indicated as reported by the exchanges:

Year	Period	(Cdn$)
		High	Low
2006	1st to 3rd quarters (1)	n/a	n/a
	4th quarter(2)	3.25	2.27
2007	1st quarter	4.62	2.00
	2nd quarter(2)	4.40	2.80
	3rd quarter	3.58	1.90
	4th quarter(3)	3.38	1.30
2008	1st quarter (4)	1.73	1.21

Notes:

(1)	During this period, trading would be for shares of Resource Equity Ltd. (“Resource Equity”). Prior to the completion of the RTO, Resource Equity had no relationship with Geovic or GeoCam.

(2)	Trading on the TSXV under the symbol GMC, commenced December 4, 2006.

(3)	The Company graduated from the TSXV to the TSX on November 16, 2007.

(4)	Through March 18, 2008.

As of March 18, 2008 the last reported sales price of the share on the TSX was Cdn$1.30.

As of March 24, 2008 there were 101,680,486 Common shares issued and outstanding. On that date we had 551 registered stockholders of record.

Price Range of Warrants

We have three outstanding classes of publicly-traded warrants. In connection with the RTO, we issued 2,999,996 transferable warrants that were listed on the TSXV under the symbol GMC.WT beginning December 7, 2006. We issued 10,800,000 warrants in connection with our First Offering and those warrants were listed on the TSXV under the symbol GMC.WT.A. We also issued

4,792,100 warrants in connection with the Second Offering (including those issued in connection with the Over-Allotment Option) and those warrants were listed for trading on the TSXV under the symbol GMC.WT.B. All three series of warrants were delisted from the TSXV and were listed on the TSX on November 16, 2007. The following table sets out the reported high and low sales prices for the warrants for the periods indicated, as reported by the TSXV and TSX.

Series and Year		(Cdn$)
		High	Low
Warrant GMC.WT
2006	4th quarter	1.60	0.20
2007	1st quarter	2.87	1.15
	2nd quarter	2.81	1.65
	3rd quarter	2.39	1.08
	4th quarter(1)	2.85	0.80
Warrant GMC.WT.A
2007	1st quarter	2.25	0.75
	2nd quarter	2.25	1.52
	3rd quarter	1.55	0.69
	4th quarter(1)	1.65	0.76
Warrant GMC.WT.B
2007	2nd quarter	1.50	0.80
	3rd quarter	1.10	0.35
	4th quarter(1)	1.20	0.37

Note:

(1)	Reflects TSXV prices until November 17, 2007, and thereafter, reflects TSX prices.

On March 18, 2008, the last reported sale prices of the warrants on the TSX were: Warrant GMC.WT: Cdn$0.75; Warrant GMC.WT.A: Cdn$0.60 and Warrant GMC.WT.B Cdn$0.325. On that date there were outstanding 2,999,996 million GMC.WT Warrants, 10,800,000 GMC.WT.A Warrants and 4,792,100 GMC.WT.B Warrants.

Transfer Agent for Shares and Warrants

The registrar and transfer agent for the Company is Pacific Corporate Trust Company, 2nd floor, 510 Burrard Street, Vancouver, British Columbia, V6C 3B9.

Dividends

Since the RTO, we have never paid cash dividends. While the payment of any future dividends will be determined by our directors after consideration of our earnings, financial condition and other relevant factors, it is currently expected that our available cash resources will be utilized in connection with development and opening of the Cameroon Properties and the ongoing acquisition, exploration and evaluation programs which we expect to undertake. Therefore, we do not anticipate that we will declare or pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2007 five holders of 37,158 warrants exercised the warrants for a total exercise price of $65 thousand to purchase a like number of shares of common stock. The shares issued were restricted from transfer except in accordance with applicable United States and state laws and certificates representing the shares issued bear a restrictive legend to that effect.

Performance Chart

The following chart compares the total cumulative Shareholder return, assuming dividend reinvestment, for $100 invested in shares of Geovic Mining on December 4, 2006 with the cumulative total return, assuming dividend reinvestment, of the S&P/TSX Composite Index and the S&P TSX Canadian Mining Index for the period from December 4, 2006 to December 31, 2007. The shares of Geovic Mining began trading on the TSX-V on December 4, 2006. The share performance as set out in the graph does not necessarily indicated future price performance.

	December 4, 2006	December 31, 2006	December 31, 2007
Value based on $100 invested in Geovic Mining Corp.	100.00	106.00	67.60
Value based on $100 invested in S&P/TSX Composite Index	100.00	100.46	107.66
Value based on $100 invested in S&P/TSX Canadian Mining Index	100.00	99.52	117.80

Note:  All figures in this table are in Canadian dollars.

Exchange Controls

There are no governmental laws, decrees or regulations in Canada, where our common shares and warrants are publicly traded, that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest or other payments to nonresident holders of the securities of Geovic Mining.

ITEM 6.	SELECTED FINANCIAL DATA

Set forth below is selected consolidated financial information for each of the five years ended December 31, 2003 through 2007. The financial statements from which this information is derived reflect the financial position and results of Geovic, Ltd., which was the acquiring entity in the RTO for financial reporting purposes.

We selected the balance sheet data and statement of operations information as of and for the four years ended December 31, 2007 from our audited financial statements. The Company has prepared the financial information for 2003 from the consolidated financial statements for the year ended December 31, 2003, which has not been audited. You should read the information presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Geovic Mining and related notes included under Item 8 in this Annual Report on Form 10-K.

Selected Financial Data

(in thousands, except share amounts)

	December 31,
	2007	2006	2005	2004	2003
Exploration costs	$9,189	$3,465	$872	$1,273	$1,435
Head office and management	3,276	1,593	909	637	628
Stock based compensation	2,111	1,052	959	1,655	2.041
Interest and bank charges	59	9	2	2	3
Depreciation	76	39	78	149	140
Interest income	(3,235)	(176)	(1)	(25)	(13)
Minority interest	(3,214)	—	—	—	—
Income tax expense (benefit)	(414)	860	—	—	—
Net loss for the year	(7,848)	(6,842)	(2,819)	(3,691)	(4,235)
Weighted average outstanding shares(1)	92,047	44,009	38,242	37,760	35,086
Loss per share	(0.09)	(0.16)	(0.07)	(0.10)	(0.24)
Total assets	82,936	9,732	1,171	290	1,232
Total long-term liabilities	241	241	241	241	1,457
Stockholders’ equity (deficiency)	79,264	7,718	650	(580)	(224)

(1)	Outstanding shares through 2005 have been adjusted to reflect the effect of the 2 for 1 stock split in connection with the RTO.

The exploration costs in the table above relate to the Cameroon Properties.

Summary of Quarterly Results

The table below sets forth quarterly results for the last eight quarters ending December 31, 2007:

	2007				2006
	Fourth	Third	Second	First	Fourth	Third	Second	First
Exploration costs	$3,588	$2,172	$1,982	$1,447	$955	$1,565	$597	$348
Head office and management	566	791	991	928	595	294	517	186
Stock based compensation	1,603	162	162	184	126	926	—	—
Interest and bank charges	49	8	1	1	8	1	—	—
Depreciation	35	14	15	12	9	8	11	11
Interest income	(1,256)	(900)	(840)	(239)	(120)	(43)	(7)	(6)
Minority interest	(1,600)	(714)	(901)	—	—	—	—	—
Income tax expense (benefit)	(1,028)	242	338	34	226	395	161	78
Net loss for the period	(1,958)	(1,775)	(1,748)	(2,367)	(1,798)	(3,147)	(1,279)	(618)
Loss per share(1)	(0.02)	(0.02)	(0.02)	(0.03)	(0.04)	(0.07)	(0.03)	(0.02)

Note:

(1)	Outstanding shares in 2006 have been adjusted to reflect the effect of the 2 for 1 stock split in connection with the RTO.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This Management’s Discussion & Analysis (“MD&A”) is intended to provide an analysis of Geovic Mining’s financial results for the years ended December 31, 2007 and 2006 compared to the previous years. The consolidated financial statements for the 2006 and 2005 comparative periods are those of Geovic. These financial statements were prepared in accordance with United States generally accepted accounting principles. All amounts presented in the financial statements are in U.S. dollars unless indicated otherwise. Reference should also be made to the Company’s other disclosure materials filed from time to time on, www.sec.gov or the Company’s website at www.geovic.net.

Business

Since its inception our wholly owned subsidiary, Geovic, has been engaged in the business of exploring for nickel, cobalt and related minerals through its majority-owned (60.0%) subsidiary, Geovic Cameroon, Plc (“GeoCam”). Geovic Mining also holds other exploratory mineral properties in the United States.

Our future success is dependent on our ability to source the necessary funds to expeditiously develop the mineral reserves on the Cameroon Properties. We presently expect that GeoCam will finalize commitments for secured debt financing from one or more international institutions in 2008. We plan to utilize our cash resources and those of GeoCam and debt financing proceeds to complete all pre-mining construction and development work, to construct our ore processing facilities, roads, housing and other required infrastructure, and working capital for the Nkamouna Project from which we expect to begin production in 2010. Sourcing of the necessary funds is, in turn, dependent on numerous factors affecting the expected economics of the Nkamouna Project.

We do not expect any firm lending or other financing commitment until the independent bankable feasibility study of the project, finalized in late 2007, has been reviewed and updated by financial consultants retained by GeoCam. The amount of required financing to open the Nkamouna mine and processing facilities will depend in large part on estimated capital costs to build and equip the mine and processing facilities for operation as estimated by the finally approved feasibility studies and a mining plan adopted in accordance with those studies The expected returns from the mining and processing operations and expected repayment of the project financing debt will likewise be subject to the amount and terms of the project financing.

Availability of project financing will be affected by financial market developments regarding the availability and cost of capital, market conditions and demand for cobalt and nickel that would be produced, the ability to arrange sales agreements and the pricing and terms of such agreements, cost trends and availability of capital equipment as well as operating materials and services necessary to develop and operate the properties, existing and required commitments, availability and form of any additional government approvals associated with development and operation of the properties, political unrest, geopolitical developments, and the competitive position of existing and prospective cobalt and nickel projects worldwide. We believe that upward trending of world commodity prices for cobalt, nickel and manganese over the last 18 to 24 months is an indication that we will be able to operate a profitable mine on the Nkamouna Project over the 20 years of anticipated operations. Worldwide prices for these minerals will have the largest effect on our success for the project. In addition, the political stability of the Republic of Cameroon and surrounding sub-Saharan African countries will be relatively important over the long-term operation of the mine, as will our ability to recruit, train and retain a stable local workforce, and meet logistical implications of developing the project in a relatively undeveloped, remote area in Cameroon.

Results of Operations

2007 Compared to 2006:

We have substantially no current revenue and expect to continue to generate losses and negative cash flows from operations for at least the next two fiscal years.

We had a consolidated net loss of $7.8 million for the year ended December 31, 2007 compared to a net loss of $6.8 million in 2006. The increase in the loss in 2007 was primarily due to higher operating expenses, both in Cameroon and in the United States. The Company had significantly more cash resources in all of 2007 as a result of its two public offerings and the capital contribution to GeoCam by the minority shareholders. GeoCam significantly increased property evaluation costs to $4.2 million in 2007 from $1.1 million in 2006, due to the Company’s continued efforts at its Cameroon Properties and the availability of cash in 2007. Office exploration costs in Cameroon increased to $3.4 million in 2007 from $1.6 million in 2006. This increase was primarily due to the hiring of additional personnel, both company and outside contractors and the requisite expansion of the supporting infrastructure to support the advancement of the Nkamouna Project.

As a result of the additional cash, interest income increased to $3.2 million in 2007 from $0.2 million in 2006. The 2007 loss was reduced by the $3.2 million received by GeoCam from the minority shareholders.

During 2007, the Company also began acquiring mineral properties and incurring exploration costs in Colorado, Wyoming and Arizona. The acquisition of these properties was approximately $2.8 million and the exploration costs were $0.9 million in 2007, of which there was none in the prior year. The Company’s General and Administrative expenses also increased to $3.3 million in 2007 from $1.6 million in 2006. The primary components of this increase were accounting, legal and other professional services as a result of becoming a public company, which increased to $2.2 million in 2007 from $0.7 million in 2006.

The Company’s salary expense also increased to $1.5 million in 2007 from $0.6 million in 2006. This increase was due to the hiring of several new employees as well as a salary adjustment for existing officers and key management to make their compensation commensurate with similar sized companies in the mining industry. Stock-based compensation increased to $2.1 million in 2007 from $1.1 million in 2006 due to additional options granted during the year at a higher estimated value. Income tax decreased from $0.9 million in 2006 to nil for 2007. In addition, the Company anticipates a recovery of $0.4 million of taxes paid in the prior year as a result of its loss in 2007.

2006 Compared to 2005:

We had a consolidated net loss of $6.8 million the year ended December 31, 2006, in comparison with a net loss of $2.8 million in 2005. The increase in the 2006 net loss was primarily due to higher operating expenses in 2006. Geovic had more capital available in 2006, enabling Geovic to perform additional exploration activities, which it was unable to do in 2005. We also increased significant legal, accounting and other expenses related to the RTO transaction completed December 1, 2006, and had no such expenses in 2005.

Also, Geovic had $0.9 million of income tax expense in 2006 compared with no such expense in 2005. Operating expenses in 2006 increased approximately $3.3 million from the operating expenses in 2005, due primarily to increases of approximately $2.6 million in exploration costs in Cameroon, again due to increased availability of funds, $0.7 million in increased head office and management expense as we paid salaries in 2006 which had been deferred in 2005 due to lack of funding, and $0.9 million in stock-based compensation to Geovic employees and consultants. The increases were offset in part by a reduction of approximately $0.04 million in depreciation expense. The increase in exploration costs in 2006 was due to increases of approximately $1.3 million in exploration office costs, $0.7 million in property evaluation expenses and $0.6 million in metallurgical studies expenses compared with 2005, as many of those expenditures had been deferred from 2005 until 2006 when funding was available.

Capital Resources and Liquidity

Geovic Mining raised approximately $73 million, net of offering expenses, from two public offerings completed outside the United States during the first four months of 2007. On May 30, 2007 we also received net proceeds of $2.94 million upon the partial exercise of an over-allotment option from the April 2007 offering and in June we received approximately $1.8 million in proceeds from exercise of warrants. When added to the net proceeds received from the Subscription Receipt financing at the completion of the RTO on December 1, 2006 and after expenditures in the ordinary course of our business through 2007, we had approximately $79 million of cash resources as of December 31, 2007, including cash held by GeoCam, representing capital advances made by Geovic and the GeoCam minority shareholders, that are held by GeoCam and budgeted for continued predevelopment and exploration activities during 2008.

The Company generally expects that GeoCam will require significant additional financing beginning in late 2008 to complete the infrastructure at the Nkamouna Project site, build the mine, roads, processing facility and employee housing and to operate the Nkamouna Project until cash flow is established after the mine commences operation, which is expected to occur in 2010. We expect that GeoCam should be able to secure project debt financing from one or more of several international financing institutions which have expressed interest in participation, however there are no commitments. The Company expects that such external debt financing is anticipated to fund approximately 60%-65% of the required capital over the two-year start-up period. The owners of GeoCam will likely be required to contribute significant funds to GeoCam to fund the remaining portion of the project financing arrangements. As Geovic is the 60% owner of GeoCam, we expect that a significant portion of the cash identified above will be required for that purpose.

The Company expects that GeoCam exploration and pre-development activities will significantly increase in 2008, and $6.5 million has been budgeted by GeoCam for those purposes. The Company will continue its focus on bringing the Nkamouna Project closer to production. By summer 2008 GeoCam expects the final studies optimizing the feasibility study to improve project economics and optimize the feasibility study estimates. The optimization study will also evaluate expected benefits from the addition of processing circuits to produce manganese carbonate and scandium. Thereafter GeoCam will proceed diligently to seek commitments for debt and other financing for the Nkamouna Project.

GeoCam has initiated construction to expand its self-contained field compound to accommodate workforce expected to arrive starting in mid-2008. The project site has been cleared and graded, and construction of 34 housing units is expected to be completed by early summer 2008. Engineering has also commenced to construct additional housing facilities in a nearby town and onsite to accommodate the complete construction work force of Cameroonian and expatriate personnel that will be needed to build the Nkamouna Project.

GeoCam expects to complete a contract for EPCM services in 2008 to begin to facilitate an efficient transition from the optimization study to the further development and construction of the project. Many aspects of final engineering and design are expected to be performed concurrently with the optimization study to expedite the project construction schedule.

Cash Flows and Obligations

2007 Compared to 2006:

Our primary source of cash during 2006 was proceeds from the sale of our securities. Geovic received $4.5 million from private placements of equity which were completed on May 24, 2006. We also received net proceeds of approximately $9.5 million from the subscription receipt financing upon completion of the RTO transaction on December 1, 2006.

On March 6, 2007, we closed a public offering outside the United States and received net proceeds of $42.6 million after commissions and related expenses.

On April 27, 2007, the Company completed a follow-on offering and received net proceeds of approximately $29.6 million, after commissions and related expenses.

At December 31, 2007 we had cash and cash equivalents of approximately $79 million. Our cash resources included approximately $76 million of net proceeds we received from the two public offerings we completed in 2007, including an exercise of the over-allotment option on May 30. The funds are or will be invested in one or more U.S. dollar money market funds which invest in short-term investment grade debt and money market securities, and used as described above.

During the fourth quarter of 2006 the Company’s principal source of cash was the RTO transaction that closed on December 1. At December 31, 2006, we had cash and cash equivalents of approximately $9.4 million, and working capital of approximately $7.7 million, compared to cash of $0.9 million and working capital of approximately $0.7 million at December 31, 2005.

Our ability to complete our planned commencement of mining operations on the Nkamouna Project exploration and development activities related to the other Cameroon Properties depends on raising significant additional capital to fund these activities, particularly the significant expenses we expect to incur in connection with opening the initial mine and processing facilities. Raising such capital depends on a number of factors that are partly or wholly outside of our control. As described in Item 1A, Risk Factors, it may not be possible to raise sufficient capital on a timely basis, at an acceptable cost or on reasonable terms.

2006 Compared to 2005:

During the year ended December 31, 2006, we spent approximately $4.3 million for operating activities, an increase of approximately $2.1 million from the amount expended in 2005. This significant increase was possible because we had cash proceeds from private placements available in 2006, and substantially less cash available in 2005. A large majority of the 2006 operating expenditures were made to further explore and bring the Nkamouna and Mada deposits closer to a point where mining would be feasible. As noted above, this increase in operating expenditures led to larger losses in 2006. Our investing activities increased $0.1 million in 2006. Financing activities provided approximately $12.9 million net after expenses in 2006, an increase of approximately $9.8 million over the $3.1 million provided by 2005 financing activities. This increase was largely due to the issuance of common stock and stock purchase warrants in 2006 associated with the RTO transaction completed on December 1, 2006, and the sale of Geovic common stock in May 2006. As a result, our cash balances increased by approximately $8.4 million in 2006 compared to a $0.9 million increase in 2005.

We expect that GeoCam will enter into additional commitments during 2008 and thereafter for significant expenditures related to mining activities that are anticipated and exploration and development of its other properties. Under the Shareholders Agreement the minority shareholders have agreed, among other things, pursuant to certain provisions of Cameroon business law, to pay their respective shares of future capital and related costs expected to be incurred in completing the development and opening the mining and processing facilities necessary for opening the mine on the Nkamouna Project. However, if the minority shareholders are unwilling or unable to fund their obligations in future years we may advance 100% of some or all of such expenditures.

During 2003, the Company applied for and received a grant under an available agency program from the United States Trade and Development Agency (USTDA). The grant would reimburse 50% of the cost up to a limit of approximately $0.7 million of initial feasibility studies for the Cameroon Properties. We drew $0.2 million of the grant in 2005. If the Nkamouna Project is successful, or if project financing is received, we will be required to repay all amounts received by Geovic to the USTDA. If the project is unsuccessful, the proceeds would not be required to be repaid to USTDA. We have recorded a contingent liability of $0.2 million with respect to this arrangement.

The Company has no standby financing arrangements in place. We have no material long term debt shown on our consolidated balance sheet, and no material capital leases, or purchase obligations.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Geovic Mining’s primary market risk exposures are commodity price risks, which affect future revenue from the Cameroon Properties, as well as opportunities to complete necessary project financing by GeoCam, interest rate risk, which will directly impact the cost of project financing and future cash flow from mining operation while such debt is in place, and, foreign currency exchange rate risks, as GeoCam’s Cameroon operations are conducted in Cameroon currency. To date, neither we, nor GeoCam have held any market risk sensitive instruments for trading purposes, nor for purposes other than trading purposes, and we have no plan to acquire such instruments.

We are participating in the development and providing management services for the Nkamouna Project held by GeoCam. In addition, the Company is engaged in the acquisition of mineral projects in other countries, including the United States.

The value of our properties is related to a large extent to commodity prices for cobalt and nickel and for any other minerals which may be produced from the GeoCam Properties or for which we may acquire a property interest. Adverse changes in the worldwide prices of cobalt and, to a lesser extent, nickel could negatively affect GeoCam’s ability to obtain project financing for the Nkamouna Project and ultimately to generate revenue from the Cameroon Properties. Our future financial performance will be materially affected when prices for these commodities fluctuate. Once we are closer to production from the Nkamouna Project, in order to help manage commodity price risk and to reduce the impact of fluctuation in prices, GeoCam may enter into long-term contracts or use various derivative financial instruments.

Cobalt and other metal prices may fluctuate widely from time to time and are affected by numerous factors outside our control, including: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances, governmental policies, and technological developments requiring uses of cobalt or substitute materials. World cobalt and nickel prices have risen significantly in the past several years. As quoted by Platt’s Metals Week, the respective quoted prices were approximately $42 per pound for cobalt and $11.78 per pound for nickel at year end 2007. Cobalt is used for rechargeable batteries, super alloys mainly for jet engines, chemicals, wear-resistant alloys, catalysts and magnets. The largest demand for nickel is for use in stainless steel alloys.

Because we have exploration operations in Cameroon, and may have operations in other countries, we are subject to foreign currency fluctuations. We do not engage in currency hedging to offset any risk of currency fluctuations in part because GeoCam’s reporting currency is the U.S. dollar.

We have no debt outstanding, nor do we have any investment in debt instruments other than highly liquid short-term investments, and we have not held any such instruments since our inception. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial information is included as part of this Annual Report on Form 10-K. The pagination listed below for the Consolidated Financial Statements commences after the “Signatures” page (pg. 89).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Geovic Mining had no disagreements with, or changes of its independent auditors during the last three years. Ernst & Young LLP has been our auditor since the RTO and since the closing of the RTO, we have not had any disagreements with Ernst & Young LLP. Prior to completion of the RTO, Resource Equity’s auditor was Deloitte & Touche LLP.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company adopted and maintained a set of disclosure controls and procedures during the year ended December 31, 2007, designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in applicable reporting requirements. There has been no change in our internal control over financial reporting during the year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In connection with our 2007 audit, we experienced some delays in furnishing information to our auditors, which we attribute primarily to significant additions to our staff and to a large increase in the number of persons employed in Cameroon by GeoCam during the latter part of 2007 and early 2008. The Company expects that these and additional staffing increases in 2008 will result in continued improvement in our disclosure controls and procedures. Geovic Mining and our Audit Committee will continue to develop, maintain, and review the effectiveness of our internal control over financial reporting and will implement changes as necessary or appropriate in connection with our ongoing reporting obligations and the requirements of applicable securities laws.

Geovic Mining’s principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended “Exchange Act”) as of December 31, 2007.

Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by our Company, including consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the SEC rules and forms.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets out the names of our directors and executive officers, their ages as of April 30, 2007, current positions with Geovic Mining and principal occupations during the five preceding years, and periods during which each director has served as a director.

Name, Position and Residence	Principal Occupation During the Past 5 Years	Director Since
Robert J. (Don) MacDonald(1)(3) Age: 53 Director Vancouver, British Columbia	Mr. MacDonald has been the Senior Vice President and Chief Financial Officer of NovaGold Resources Inc. Mr. MacDonald has over 20 years of experience in mine development and financing. Prior to joining NovaGold, Mr. MacDonald was Senior Vice President and Chief Financial Officer for Forbes-Meditech Inc., a public biotech company (2001-2003), De Beers Canada Mining (formerly Winspear Diamonds) (1999-2001), Dayton Mining (1991-1999) and Vice-President of Granges, Inc. (1983-1991).	December 1, 2006

Michael T. Mason(1)(2) Age: 63 Director Garden City, New York	Mr. Mason has been Managing Partner of Mineral Services, LLC, a consulting firm, from 1996 to the present. He is also President and Director of MBMI Resources, a TSXV listed company, President and CEO, Global Gold Corp. He has more than 35 years of experience in the marketing of precious and base metals and other commodities.	December 1, 2006

Wade Nesmith(1)(2)(3) Age: 56 Director North Vancouver, British Columbia	Mr. Nesmith is associate counsel with Lang Michener LLP, where he specializes in corporate governance and regulatory matters. In addition, he serves as a director of several public companies. Prior to rejoining Lang Michener in 2004, Mr. Nesmith was, from 2000 to 2003, Vice President, Strategic Development and President, Westport Europe, with Westport Innovations Inc., a BC-based, TSX-listed technology company.	September 29, 2006

Gregg Sedun(3) Age: 50 Director Vancouver, British Columbia	Mr. Sedun is Chairman, President and Chief Executive Officer of Uracan Resources Ltd. and the President of Global Vision Capital Corp. Mr. Sedun is also an independent venture capital professional based in Vancouver, Canada. He is a former corporate finance/securities lawyer having practiced law for 14 years. Thereafter, for 7 years he was the President of a private venture capital firm, and from June 2003 until December 2005 was President and CEO of Diamond Fields International Ltd., a TSX listed company.	September 29, 2006

John E. Sherborne Age: 63 CEO and Director Grand Junction, Colorado	Mr. Sherborne joined Geovic, Ltd. as Executive Vice President, Corporate Development in 2002 and was previously a consultant to the Company. He was appointed as CEO in March 2004 and was elected Chairman of the Board of Geovic, Ltd. in August 2004. He has been Chief Executive Officer of the Company since completion of the RTO in December 2006. He has held senior management positions in international energy and mineral resources businesses for more than 30 years.	December 1, 2006

Name, Position and Residence	Principal Occupation During the Past 5 Years	Director Since
William A. Buckovic Age: 58 President and Director Grand Junction, Colorado	Mr. Buckovic is the Founder and President of Geovic, Ltd., and has been President since 1994. He became President of the Company upon completion of the RTO in December 2006. Mr. Buckovic has been active for over 33 years in the mineral exploration and development business, including the discovery of several major mineral deposits. He has wide ranging experience in the energy minerals, precious metals, advanced metals and ferro-alloy metals businesses and has worked on projects in North America, South America, Australia-Asia, Europe and Asia.	December 1, 2006

Greg Hill Age 58 Chief Financial Officer Grand Junction, Colorado	Mr. Hill has been CFO for Geovic Ltd. and the Company since October 2007, and he was Acting CFO of Geovic, Ltd. from August 2006 and for the Company from December 1, 2006 until October, 2007. Mr Hill has also been the President of Englewood Capital, LLC a private consulting company from November 2001 to the present.

David C. Beling Age 66 Executive Vice President and Chief Operating Officer Grand Junction, Colorado	Mr. Beling has been Executive Vice President and Chief Operating Officer of Geovic, Ltd since January 2004; Senior Vice President and COO Geovic Mining since, December 1, 2006 to present was an Independent Consultant from January 1997 through January 2004;

Gary R. Morris Age 63 Senior Vice President Grand Junction, Colorado	Mr. Morris has been Senior Vice President, Geovic, Ltd. since January 2001 and Senior Vice President of the Company, since December 1, 2006. Mr. Morris is Managing Director and Chairman of the Board of Geovic Cameroon PLC.

Michael G. Walthall Age 55 Corporate Controller and Principal Accounting Officer Grand Junction, Colorado	Mr. Walthall provided accounting, tax and business consulting services to individuals and small businesses as a consultant for more than five years until he joined Geovic in September 2007 as Corporate Controller. Effective November 1, 2007, Mr. Walthall was appointed Principal Accounting Officer for Geovic.

Shelia I. Short Age 56 Corporate Secretary Grand Junction, Colorado	Ms. Short has been Corporate Secretary since December 1, 2006 and Executive Assistant, Geovic, Ltd. since July 2000.

Notes:

(1)	Current member of the Audit Committee.

(2)	Current member of the Compensation Committee.

(3)	Current member of the Nominating and Corporate Governance Committee.

The term of each of the directors will expire at the close of our next annual meeting of stockholders, or until his successor is duly elected or appointed, unless his office is earlier vacated. The Board of Directors held 6 meetings during 2007 attended by all directors. There are no family relationships among any of the above directors. None of the directors of Geovic Mining are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act), except for Mr. Sedun, who is a director of Luna Gold Corp., and Mr. MacDonald, who is a director of YGC Resources Ltd.

None of the above directors has entered into any arrangement or understanding with any other person pursuant to which he was, or is to be, elected as a director or a nominee of any other person, and there is no family relationship between any director or officer.

Code of Ethics

The Company’s Code of Business Conduct and Ethics requires honest and ethical conduct; avoidance of conflicts of interest; compliance with applicable governmental laws, rules and regulations; full, fair, accurate, timely, and understandable disclosure in reports and documents filed with the SEC and in other public communications made; and accountability for adherence to the Code. The Code of Business Conduct and Ethics can be accessed via the Company’s Internet website at www.geovic.net. Printed copies will be provided upon written request.

Corporate Governance

The Company’s corporate governance principles, Nominating and Corporate Governance Committee charter, Compensation Committee charter, and Audit Committee charter can be accessed via the Company’s Internet website at www.geovic.net.

Board Committees

Our Board has the following committees: Audit Committee of which Messrs. MacDonald, Nesmith and Mason are members, Compensation Committee of which Messrs. Mason and Nesmith are members and Nominating and Corporate Governance Committee of which Messrs. Nesmith, MacDonald and Sedun are members.

Independence of Directors

Our common stock and certain classes of our outstanding warrants are listed on the Toronto Stock Exchange (the “TSX”). Under applicable Canadian securities laws, the Board is required to determine affirmatively which directors are “independent,” meaning a director that has no material relationship with our company that would interfere with the exercise of independent judgment. Our Board has determined that the following directors are “independent” as required by applicable Canadian securities laws: Mr. MacDonald and Mr. Nesmith.

Compliance With Section 16(a) Beneficial Ownership Reporting Compliance

No person who was at any time during the last fiscal year an officer, director or holder of more than ten percent (10%) of our common stock failed to file on a timely basis, reports required by Section 16(a) to be filed during the fiscal year or prior fiscal years.

Audit Committee

Our Audit Committee Chair is Robert J. (Don) MacDonald. The Board of Directors has determined that Mr. MacDonald and Mr. Nesmith qualify as “independent” as defined in Rule 10A-3(b)(1) and as determined under Item 407(a)(1) of Regulation S-K under the Exchange Act. Additionally, the Board of Directors has determined that Mr. MacDonald qualifies as our “Audit Committee Financial Expert” as defined in accordance with Section 407 of the Sarbanes-Oxley Act of 2002 and Item 407(d)(5) of Regulation S-K. Our Audit Committee was formed in January 2007 and held five meetings in 2007, attended by all members.

The Audit Committee, in accordance with the Audit Committee Charter approved by the Audit Committee and adopted by the Board of Directors, assists the Board of Directors in monitoring (1) our accounting and financial reporting processes, (2) the integrity of our financial statements, (3) our compliance with legal and regulatory requirements, (4) the independent auditor’s qualifications, independence and performance and (5) our business practices and ethical standards. The Committee is responsible for the appointment of our independent auditor and for the compensation, retention and oversight of the work of our independent auditor, and approval of the oversight of our accounting and financial reporting processes, including our internal financial controls.

Compensation Committee

The members of Geovic Mining’s Compensation Committee are Wade Nesmith and Michael T. Mason. Only Mr. Nesmith is “independent.” Before 2007 we did not have a Compensation Committee. The Compensation Committee and the Board of Directors adopted a charter for the Compensation Committee which is available on our website (www.geovic.net).

The Compensation Committee’s functions are to review and recommend compensation policies and programs, as well as salary and benefit levels for individual executives, including our Chief Executive Officer. The Committee makes these recommendations to our Board of Directors for final approval on executive compensation matters. The Compensation Committee retained an outside independent consultant to advise the committee, and the Nominating and Corporate Governance Committee on annual compensation for executive officers and directors. The Compensation Committee administers our compensation programs for all our employees, including executive officers, and reviews and approves all awards granted under these programs, reviews the compensation discussion and analysis, reports, drafts and approves the annual report on executive compensation to be included in our annual proxy statement and elsewhere as required under the Exchange Act. Our Compensation Committee was established in January 2007 and held four meetings in 2007, attended by all members.

Compensation Committee Interlocks and Insider Participation

No member of Geovic Mining’s Compensation Committee is presently, nor was at the end of the last fiscal year, an executive officer or employee of Geovic Mining or any of its subsidiaries or affiliates. No executive officer of Geovic Mining is presently, nor was at the end of the last fiscal year, a director or a member of the Compensation Committee of another entity having an executive officer who is a director or a member of our Compensation Committee.

Nominating and Corporate Governance Committee

The Board of Directors established the Nominating and Corporate Governance Committee in June 2007 with Wade Nesmith, Gregg Sedun and Robert J. (Don) MacDonald as members. In October 2007 a Code of Business Conduct and Ethics and a charter for the Committee were adopted by the Committee and the Board of Directors and are available on our website (www.geovic.net).

The Nominating and Corporate Governance Committee recommends criteria for service as a director, reviews candidates and recommends appropriate governance practices for Geovic Mining in light of corporate governance guidelines set forth by regulatory entities and applicable law. The Committee also has adopted guidelines for our disclosure policies and for timing of routine purchases or sales of our securities by officers or directors and employees. From time to time, the Committee may recommend highly qualified candidates who it believes will enhance the strength, independence and effectiveness of our Board of Directors. The Committee will review the size of our Board of Directors annually and recommend persons to be nominated for election as directors at annual meetings of stockholders. The Committee is also responsible for review and approval of transactions with related persons. The Committee met four times in 2007 in telephone meetings attended by all members.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

2007 Executive Compensation

During the fiscal year ended December 31, 2007, our executive officers received the compensation shown in the summary compensation table below. The compensation was paid by Geovic, Ltd., which is the employer of all our executives and other employees totaling 10 persons in 2007. The compensation of our executives (other than the CEO) was established by the Compensation Committee upon the recommendation by the Chief Executive Officer and with approval by the Geovic Board of Directors.

Compensation Policies

Our compensation policies and objectives, were put into effect during 2007, based upon the review and determinations made by our Board of Directors, the Compensation Committee, and our Chief Executive Officer and Chief Financial Officer. No changes to annual compensation of the five executive officers named in the Summary Compensation table below were made from early 2006 until mid 2007. Compensation of our executives was established after the Compensation Committee reviewed a final report and recommendations from a compensation consultant engaged in August 2007 to advise the Compensation Committee regarding executive compensation, including appropriate increases in 2007 compensation. Compensation for the five Named Executive Officers was increased effective July 1, 2007 to amounts recommended by the Compensation Committee after receipt of reports from the consultant, and review of individual contributions.

Compensation Program Objectives

Our Board of Directors established the following long-term goals and objectives for our compensation program for executives and employees:

•

Compensation levels of executives will be compared to the marketplace in which the Company competes for people, taking into account the size and complexity of the Company while recognizing the potential of the development opportunities in Cameroon and other places where the Company has or acquires mineral properties.

•

The compensation strategy shall have reference to a comparable group of mining development companies. The strategy is expected to be reasonable, fair and defensible while recognizing the current need to conserve cash.

•

The strategy should recognize the need to retain existing and future high caliber executives and management (provide reasonably competitive salaries), to reward for performance in achieving pre-determined annual objectives (a bonus plan) and motivate them to remain with the Company and enhance shareholder value (using stock options).

•

Because Geovic is in a critical stage of development operating with expert mine building and financing expertise in a difficult environment (Cameroon), the Company shall follow a higher than average approach to compensation.

•	Based upon this overall strategic approach and recognizing that retention is important, the following specific compensation strategies shall be followed:

•	The compensation marketplace for purposes of determining comparable compensation is mining development companies with international operations.

•	Base salary ranges will generally be established around the 75th percentile of the comparison group of employers.

•

Payments to executives upon a “Change of Control” of the Company shall be consistent with requirements of any exchange upon which the securities of the Company may be listed and generally require both a change of control of the Company and either a termination of the executive within a year following the control change or a substantial diminution of compensation or duties as a result of the control change.

•

Annual bonus awards will be based on performance such that, if performance meets pre-determined objectives, total cash compensation for each executive (base salary plus bonus) will be approximately equal to the 75th percentile of such compensation paid for similar positions by the comparison group of employers. Cash compensation and annual bonus objectives and other terms approved by the CEO and consistent with the compensation strategy described herein shall be set forth in a written employment agreement for each executive; employment agreements shall generally have a term of two years, renewable annually.

•

Long-term awards will be provided in the form of annual issuances of stock options based upon typical market practices of mining development companies. Terms and vesting will be such as to both motivate and retain executives and management. Other long-term awards (restricted stock, deferred or restricted share units) will be considered, as appropriate.

We expect that our compensation policies and programs will assist us to be competitive with similar exploration and mining companies, to recognize and reward executive performance consistent with the success of our business and to attract and retain capable and experienced management. The Compensation Committee’s philosophy and goal is to ensure that our compensation goals and objectives, as applied to the actual compensation paid to our executive officers, are aligned with our overall business objectives and with stockholder interests, and can be readily understood and described to our stockholders.

The Compensation Committee considered a variety of factors when recommending compensation policies and programs and individual compensation levels, including the stockholder interests, our overall financial and operating performance and the Compensation Committee’s assessment of each executive’s individual performance and contribution toward meeting our corporate objectives. The Geovic Mining CEO recommended compensation ranges for our executives to the Compensation Committee, and the recommendations considered the experience and demonstrated talent and effectiveness of each executive in his position. The recommendations included references to: (a) the report from the compensation consultant engaged by the Compensation Committee and (b) the total value of all compensation paid to executives in similar positions, as demonstrated in public summary compensation disclosures made by other similarly situated public TSX traded mining and mineral exploration companies, Anatolia Minerals Dev Ltd., Aurizon Mines Ltd., Baja Mining Corp., Banro Corp., Corriente Resources Inc., Etruscan Resources Inc., Far West Mining Ltd., Frontera Copper Corp., Gabriel Resources Ltd., Glencairn Gold Corporation, Global Alumina Corp., Iberian Minerals Corp., Jaguar

Mining Inc., Metallica Resources Inc., Minefinders Corporation, Nautilus Minerals, Orezone Resources Inc., Rusoro Mining Ltd., Semafo Inc., Skye Resources Inc., Ur-Energy Inc., among others. The consultant based many of his recommendations on comparisons with a similar group of public mining and exploration companies.

Elements of Our Executive Compensation Program

The total compensation plan for our executive officers is comprised of three components: base salary, annual and special performance bonuses and grants of stock options. There is currently no policy or target regarding a percentage allocation between cash and non-cash elements of our proposed compensation program. Any such allocations are determined on an individual basis annually and may be reflected in the employment agreements entered into with our executive officers. Current compensation and long term incentive compensation may be influenced by such factors as level of responsibility, peer group analysis and individual executive performance.

Base Salary

As a general rule for establishing base salaries, the Compensation Committee reviews current compensation levels, and compensation paid in past years along with competitive market information, for each executive and officer. The compensation for each is reviewed annually by the Compensation Committee to reflect performance and achievements and other internal consideration, as well as external factors, such as inflation, Company growth, and financial condition. We believe that base salaries paid to the Geovic executives in 2005 and 2006 were lower than other employers would have paid these executives, because Geovic lacked the cash or other resources to pay higher salaries. The base salary paid to the executives named was increased in October 2007, retroactive to July 1, 2007, to levels which reflect the responsibilities and abilities of the individuals, as determined by our Compensation Committee with input from other Directors, and by the executives.

Performance Bonuses

The Compensation Committee established the practice in 2007 to pay cash performance bonuses under which our executive officers earn annual incentive payments equal to a percentage of individual base salary, based on what the individuals contributed and the Company achieved during the year, and progress by Geovic Mining toward profitable operations and other corporate performance goals. The Committee’s objective was to shift the bonus program to a consistent and responsible annual model that is defensible and in the best interest of stockholder value. For 2007, we paid the executives and other Company employees a cash bonus equal to thirty percent of each person’s salary at the rate being paid at year-end. Our Chief Executive Officer was also paid an annual bonus at the same rate, as recommended by the Compensation Committee. Our Compensation Committee determined individual executive performance goals, and the weight to be given to each, for our Chief Executive Officer. For other executive officers, the Chief Executive Officer determined individual executive performance goals and the weight to be given to each, subject to the review and approval of our Compensation Committee, and ultimately by our Board of Directors.

In 2007 we also paid the following special cash bonuses to three executive officers:

•

Mr. Sherborne, our Chief Executive Officer, $125 thousand for his success in finalizing the shareholder and other agreements with GeoCam and the minority shareholders of GeoCam and in assisting the Company to complete financing goals for 2007;

•

Mr. Beling, our Chief Operating Officer, $100 thousand for his success with completion of financing objectives during 2007 and the basic Nkamouna project research, design, and engineering progress; and

•

Mr. Hill, our Chief Financial Officer, who was Acting CFO from August 2006 until October 31, 2007, $30 thousand for assisting in completion of finance objectives during 2007 , leading Nkamouna project funding initiatives, and structuring of future financing programs.

Corporate performance goals, and the elements of these goals, are established annually by the Compensation Committee in consultation with our Chief Executive Officer and the Board of Directors. These will be based initially, on progress toward commencement of mining operations on the Nkamouna Project, including completion of Company equity financing and progress towards project financing for GeoCam. Other factors such as financial operating goals and targets in the areas of safety and environmental matters and similar regulatory compliance, our share price performance, and future changes in our net asset value may also be considered. However, these other factors were not considered in setting 2007 compensation.

Stock Options

We make annual grants of options to purchase our common stock to our executive officers and key employees and to our non-executive directors. Options are intended to emphasize management’s commitment to our growth and the enhancement of stockholders’ wealth through, for example, improvements in operating results, resource base and share price increments. The Board of Directors in 2007 established a policy, commencing in 2008, of making annual grants of options to executive officers and directors during the first ten days of each year. As discussed below under the heading “Stock Option Plans,” we adopted a stock option plan which will govern options granted to directors, employees, officers and consultants of Geovic Mining and our subsidiaries. At our annual meeting of stockholders held June 9, 2007, our stockholders approved an increase in the number of shares reserved for issuance under our stock option plan to 18,700,000 shares. The Board of Directors recommended this increase so that we would have additional shares available in our option plan to make grants for our executives and directors during 2007 and 2008 in amounts determined by the Compensation Committee and approved by the Board of Directors.

Role of Executive Officers in Determining Compensation

The Compensation Committee reviewed and recommended compensation policies and programs to our Board of Directors, as well as salary and benefit levels for individual executives. In years before 2007, compensation of our executive officers and compensation policies and programs was set by the Geovic, Ltd. Board of Directors made up of Messrs. Sherborne and Buckovic, the Chief Executive Officer and the President, respectively, and one independent director, Mr. MacDonald. Beginning in 2007, the Compensation Committee recommended compensation levels for all executives, subject to approval by our Board of Directors. Our Chief Executive Officer and President were not present during meetings of the Compensation Committee and Directors in 2007 at which their compensation was discussed and established. Our Board of Directors made the final determinations regarding our compensation programs and practices for 2007 and approved all compensation arrangements with our executive officers.

Perquisites and Other Personal Benefits

During the fiscal year ended December 31, 2007, our executive officers received no material perquisites or other personal benefits. Geovic Mining’s executives are generally not entitled to significant perquisites or other personal benefits not typically offered to our employees. We plan to sponsor a qualified tax-deferred savings plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), but we have not yet established such a plan.

Effects of Regulatory Requirements on Executive Compensation

Various rules under current generally accepted accounting practices impact the manner in which we account for grants of stock options to employees, including executive officers, on our financial statements. The Compensation Committee and the Audit Committee review the effect of these rules (including SFAS 123(R)) when determining the form and timing of grants of stock options to the employees, including executive officers; however, this analysis is not the determinative factor in any such decision regarding the form and timing of grants.

Geovic Mining Revised and Restated Stock Option Plan

We adopted our stock option plan in September 2006, in anticipation of the RTO. The plan governs options granted to directors, employees, officers and consultants of Geovic Mining (the “Geovic Mining Stock Option Plan” or “Plan”).

The Plan provides for grants to directors, officers, employees and consultants of Geovic Mining, or its subsidiaries, of options to purchase Geovic Mining shares. These options may be either “incentive stock options” within the meaning of Section 422 of the Code, or stock options that are non-qualified for United States federal income tax purposes. The total number of Geovic Mining shares for which options may be granted pursuant to Plan is limited to 18,700,000 shares, reduced by the 11,870,286 options we exchanged for outstanding Geovic Options upon completion of the RTO and, subject to applicable stock exchange requirements. Geovic Mining shares with respect to which options are not exercised prior to expiration of such option shall again be available to be granted under the Plan, to the fullest extent permitted by law. Under the Plan, unless otherwise permitted by the Board, or a committee thereof, options may be exercised by the payment in cash of the option exercise price. All options granted under the Plan will be subject to the terms and conditions of an option agreement we enter into with each participant at the time an option is granted.

The Plan is administered by the Compensation Committee of the Board or the Board of Directors, which will have full and final discretion to determine, subject to final approval of the Board of Directors and applicable laws: (i) the total number of optioned shares to be made available under our Plan, (ii) which of our, or our subsidiaries’ directors, officers, employees and consultants are eligible to receive Options under the Plan (“Optionees”), (iii) the time when and the price at which such stock options will be granted, (iv) the time when and the price at which such stock options may be exercised, and (v) the conditions and restrictions on the exercise of such options. The Compensation Committee will consider other compensation arrangements with all Optionees and grants of options will be consistent with compensation policies of the Compensation Committee for executive officers.

Pursuant to the terms of the Plan, the exercise price of any option must not be less than the closing price of the Geovic Mining shares on the TSX on the date immediately preceding the grant and the term of any such option may not exceed ten years from the date of grant; provided that as to grants of incentive stock options, with respect to any participant in the Plan who owns stock representing more than 10% of the voting rights attributable to the outstanding capital stock of Geovic Mining, the exercise price of any incentive stock option may not be less than 110% of the fair market value of such shares on the date of grant and the term of such option may not exceed five years from the date of grant. Incentive stock options may be granted under the Plan only to employees who are, at the time of grant, our employees and not a consultant, advisor, service provider or independent contractor. To the extent that the aggregate fair market value of our shares (determined at the time of grant) exceeds $100 thousand on the amount of incentive stock options exercisable for the first time by an Optionee during any calendar year, any excess over that amount shall be considered “non-qualified options.” Options will become exercisable only after they vest in accordance with the respective stock option agreement.

If an Optionee ceases to be an officer or employee of Geovic Mining, or its subsidiaries, as a result of termination for cause, all unexercised options will immediately terminate. If an Optionee ceases to be a director, officer or employee of Geovic Mining, or its subsidiaries, or ceases to be our consultant for any reason other than termination for cause, or as a result of the Optionee’s disability or death, the Optionee shall have the right to exercise his or her options at any time up to but not after the earlier of 120 days from the date of ceasing to be a director, officer or employee, or the expiry date. In the event of the disability of an Optionee, the Optionee has the right to exercise the options at any time up to but not after the earlier of twelve (12) months from the date of cessation of Optionee’s employment with Geovic Mining or its subsidiary as applicable, or the expiry date. In the event of death of an Optionee, the legal representatives of the Optionee have the right to exercise the options at any time up to but not after the earlier of 90 days (or twelve months in the case of an incentive stock option) from the date of death, or the expiry date.

Options granted under the Plan are non-transferable and non-assignable other than on the death of a participant. An Optionee will have no rights whatsoever as a Geovic Mining Stockholder in respect of unexercised options.

As of December 31, 2007, Options to purchase 2,778,600 shares have been granted under the Geovic Mining Stock Option Plan, of which 40,810 options have been exercised, and options to purchase up to 10,830,118 shares are held by former option holders of Geovic, Ltd. On January 3, 2008 options to purchase an additional 1,500,000 shares were awarded to executive officers and directors under the Plan.

Compensation of Non-Employee Directors

We provide cash compensation to directors for their services as directors or members of committees of the board of directors. We have reimbursed and will continue to reimburse our non-employee directors for their travel, lodging and other reasonable expenses incurred in attending meetings of our Board of Directors and Committees of the Board of Directors. On October 26, 2007, upon the recommendation of our Nominating and Corporate Governance Committee, we established the following compensation guidelines for non-executive directors:

Annual Retainer: $25 thousand, payable quarterly in advance, commencing effective October 1, 2007;

Committee Chair Fees: The Chair of the Audit Committee receives $15 thousand annually; other chairs each receive $5 thousand annually, all paid quarterly in advance.

Meeting Fees: Annual meeting of directors and each in-person meeting and any other meeting lasting longer than two hours: $1.5 thousand per meeting; Telephonic meetings of two hours duration or less: $500 per meeting;

Travel Expenses: Daily fees of $1.5 thousand for each day or part thereof, of travel reasonably required for in-person meetings of directors when travel is on a day other than the meeting date;

Reimbursement of Expenses: All reasonable travel and related expenses incurred for attending meetings of directors, including committees, shall be reimbursed in accordance with the Company’s usual procedures for reimbursements, other reasonable expenses approved by the Board or the Chair, if selected, or the CEO shall also be reimbursed; and

Stock Options: Initial Grant: Upon appointment or election to the Board, a new Director will be granted 200,000 options upon taking office, or as soon thereafter as the grant may be completed; with annual grants of 100,000 options to each director to be made before January 10, all options to be granted under the Company’s 2007 Amended and Restated Stock Option Plan. Annual awards vest 40% upon date of grant, and 30% annually thereafter.

Our four non-employee directors received initial grants of nonqualified stock options to purchase up to 200,000 shares under the Geovic Mining Stock Option Plan.

For the most recently completed financial year, non-employee directors were granted options by the Company as follows: options to purchase 200,000 Shares granted to Robert J. (Don) MacDonald; options to purchase 50,000 Shares granted to Wade Nesmith; options to purchase 50,000 Shares granted to Gregg Sedun; and options to purchase 50,000 Shares granted to Michael Mason.

Director Compensation Table

The following table shows compensation paid to our non-employee directors during our fiscal year ended December 31, 2007 (dollars in thousands):

Name	Fees earned or paid in cash	Stock awards	Option awards (non-cash)		Non-equity incentive plan compensation	Pension value and nonqualified deferred compensation earnings	All other compensation		Total
R. J. MacDonald	$8	nil	$330	(1)	nil	nil	nil		$338
Gregg Sedun	$6	nil	$309	(1)	nil	nil	$1		$316
Wade Nesmith	$5	nil	$309	(1)	nil	nil	$1		$315
Michael Mason	$6	nil	$309	(1)	nil	nil	$44	(2)	$359

(1)	The amount shown reflects the value of options vested at year-end. The estimated value of all options granted using a Black-Sholes option pricing model is approximately $234 thousand for each person. See Note 8 to the Consolidated Financial Statements for assumptions made in reaching the valuations.

(2)	Consulting fees paid by Geovic, Ltd. to Mr. Mason’s natural resources consulting firm, Mineral Services LLC.

Compensation of Officers

The following table summarizes compensation for our Chief Executive Officer, our Chief Financial Officer and for the three highest paid executive officers (the “Named Executive Officers”):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock awards(s) ($)(1) (non-cash)	Options/ SARs ($)(2) (non-cash)	Non-equity incentive plan compensation	Change in pension values and non- qualified deferred compensation earnings	All other compensa- tion(3)	Total ($)
John E. Sherbone, Jr	2007	191,500		207,500	155,082	165,000			4,672	723,754
Chairman, CEO	2006	100,000		18,000	123,493	97,670	—	—	4,072	343,235
	2005	127,232		—	—	181,233	—	—	3,912	312,377
Greg C. Hill	2007	188,200	(4)	87,600	—	264,000			1,400	541,200
CFO	2006	20,500	(4)	20,000	—	—	—	—	—	70,500
	2005	—		—	—	—	—	—	—	—
William A. Buckovic	2007	141,000		54,000	161,882	99,000			17,006	472,888
President, Director	2006	100,000		16,000	125,908	77,500	—	—	15,067	337,475
	2005	145,408		—	—	235,560	—	—	12,048	393,016
David C. Beling	2007	180,000		172,000	309,249	107,402			6,000	832,299
Exec VP, COO	2006	116,000		20,000	246,293	277,500	—	—	5,700	665,493
	2005	160,554		—	—	280,860	—	—	4,800	446,214
Gary R. Morris	2007	150,500		54,000	86,806	64,441			5,842	396,148
Senior Vice President	2006	100,000		16,000	60,703	101,101	—	—	3,912	281,716
	2005	140,561		—	—	191,872	—	—	4,338	306,771

(1)	Restricted shares issued in 2006 in connection with increasing exercise prices of options granted in 2005 and 2006. See Note 7 to the Consolidated Financial Statements for a description of these adjustments. Mr. Sherborne received 164,110 shares, Mr. Buckovic 171,306 shares, Mr. Beling 327,300 shares and Mr. Morris 91,858 shares after adjustment for the RTO. The shares vest 50% in each of 2007 and 2008, depending on certain condition. In 2006 we valued these shares at 70% of the estimated value of the shares at the date granted, which we estimated to be $1.075 per share based on a previous private placement at that price. Upon vesting of a portion of the shares on August 15, 2007, we estimated the value of the vested shares as equal to the reported market value of the shares on the date of vesting, which was the amount taxable to each person.

(2)	See Note 6 to the Consolidated Financial Statements for assumptions made in reaching the above valuations shown.

(3)	Includes automobile allowance (for Mr. Buckovic, at $4,800 annually) and amounts paid directly or reimbursed for family medical insurance policy premium payments.

(4)	Mr. Hill was a consultant and Acting CFO until October, 2007 when he was named CFO and became an employee. Consulting fees paid to Mr. Hill. Does not include $13 thousand in reimbursements of travel and related expenses in 2006 and 2007 while a consultant, respectively.

(5)	None of the Named Executive Officers, nor any other person, received any other benefits or perquisites.

Employment Agreements

Geovic had employment agreements with our executive officers (excluding Mr. Hill, our CFO). Each agreement provided for continued employment through December 31, 2007, with provisions for annual extensions thereafter upon mutual agreement. The agreements of Messrs. Sherborne, Beling and Buckovic provided that within ninety (90) days of completion of a transaction deemed to be a change in control of Geovic under circumstances deemed to be unacceptable to the executive, the executive shall be entitled to a severance payment equal to two years base salary plus any accrued bonus or vacation through the date of termination. The public offerings completed in 2007 were not deemed to be change of control events. The employment agreements were not renewed at the end of 2007, and are expected to be revised and amended under the supervision of the Compensation Committee of our Board of Directors during 2008.

Grants of Plan Based Awards

The following table sets forth information regarding individual grants of options to purchase or acquire securities Geovic or any of its subsidiaries made during the year ended December 31, 2007 to each of the Named Executive officers.

Name	Grant Date		Non-equity and equity incentive plan awards ($)	All other stock awards (#)	All other option awards (#)(2)	Exercise or base price ($Cdn/Share)(1)	Grant date fair value of stock and option awards(3)	Expiration Date
John E. Sherborne, CEO	10/26/2007	(3)	nil	nil	250,000	$2.36	$412,500	10/25/2017
Greg C. Hill, CFO	10/26/2007	(3)	nil	nil	400,000	$2.36	$660,000	10/25/2017
David C. Beling	10/26/2007	(3)	nil	nil	250,000	$2.36	$412,500	10/25/2017
Gary R. Morris	10/26/2007	(3)	nil	nil	150,000	$2.36	$247,500	10/25/2017
William A. Buckovic	10/26/2007	(3)	nil	nil	150,000	$2.36	$247,500	10/25/2017

(1)	On the date of grant, equivalent to $2.44.

(2)	The options vest 40% at date of grant in 2007, and 30% in each of the two years following

(3)	See note 8 to the Consolidated Financial Statements for assumptions made in reaching the above valuations.

Aggregated Option Exercises During the Most Recently Completed Financial Year and Financial Year-End Option Values

The following table sets forth information regarding each exercise of options to purchase or acquire securities made during the most recently completed financial year by each Named Executive Officer and the financial year-end value of unexercised options, on an aggregated basis:

	Option Awards		Stock Awards		Unexercised Options at FY-End	Value of Unexercised In- the-Money Options at Year-
Name	Securities Acquired on Exercise	Aggregate Value Realized	Number of Shares Acquired on Vesting	Value Realized on Vesting	Exercisable/ Unexercisable	End Exercisable/ Unexercisable(1)
John E. Sherborne, CEO	nil	nil	82,054	nil	2,050,862/150,000	$3,296,957/nil
Greg C. Hill, CFO	nil	nil	nil	nil	160,000/240/000	$270,400/nil
David C. Beling	nil	nil	163,650	nil	864,000/150,000	$1,291,160/nil
Gary R. Morris	nil	nil	45,929	nil	560,400/90,000	$845,676/nil
William A. Buckovic	nil	nil	85,652	nil	2,315,120/90,000	$3,811,153/nil

(1)	Based on a reported closing price on TSX of Cdn$1.69 on December 31, 2007, on which date the exchange rate was Cdn$1.00 to $1.02

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price (US$)(1)	Option Exercise Date		Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested (non-cash) (US$)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable	Unexercisable
John E. Sherborne	2,200,862	nil	nil	$0.49		(2)	82,056	141,136	nil	nil
Greg Hill	400,000	nil	nil	$2.44		(2)	nil	Nil	nil	nil
David Beling	1,014,000	nil	nil	$1.13		(2)	163,650	281,478	nil	nil
Gary R. Morris	650,400	nil	nil	$0.98		(2)	45,929	78,998	nil	nil
William A. Buckovic	2,405,120	nil	nil	$0.34		(2)	85,654	147,325	nil	nil

(1)	Weighted average exercise price.

(2)	Ranges from December 31, 2013 to December 31, 2017, except for Mr. Hill, for which the expiration is October 25, 2017.

(3)	Shares of common stock subject to forfeiture.

(4)	Based on a reported closing price on TSX of Cdn$1.69 on December 31, 2007, on which date the exchange rate was Cdn$1.00 to $1.02

OPTION EXERCISES AND STOCK VESTED

Name	Option Awards Number of Shares Acquired on Exercise	Stock Awards Number of Shares Acquired on Vesting	Value Realized on Vesting
John E. Sherborne	Nil	82,054	$155,082
Greg Hill	Nil	Nil	Nil
David Beling	Nil	163,650	$309,299
Gary R. Morris	Nil	45,929	$86,806
William A. Buckovic	Nil	85,652	$161,882

Option Repricing During the Most Recently Completed Fiscal Year

During the financial year ended December 31, 2007, Geovic did not reprice any of the stock options previously granted.

Securities Reserved for Issuance under Equity Compensation Plan

The following table sets out information relating to Geovic Mining’s equity compensation plan as at December 31, 2007. Our only equity compensation plan is the Revised and Restated Stock Option Plan, first adopted September 29, 2006. The Plan was amended pursuant to a vote of stockholders on June 9, 2007 to increase to 18,700,000 shares the number of securities available for issuance under the Plan.

Plan Category	Number of securities to be issued Upon exercise/conversion of Outstanding options, warrants And rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding Securities reflected herein)
Equity compensation plans approved by security holders	13,567,908	$0.61 per share	4,031,114
Equity compensation plans not approved by security holders	Nil	N/A	Nil

Total	13,567,908	N/A	4,031,114

Pension Benefits Plan

The Company does not have a defined benefit or actuarial plan or any other pension, retirement or similar plan, and no qualified or non-qualified deferred compensation arrangements for any employees, including the persons named in the above tables, including any plans under which benefits are determined primarily by final compensation (or average final compensation) and years of service.

Indebtedness of Directors and Senior Officers

None of the directors or officers, nor any individual who was at any time during the most recently completed financial year a director or senior officer, nor any associates or affiliates of the foregoing persons is as of the date hereof indebted to Geovic Mining or Geovic, and none have been indebted during the last two fiscal years

Directors and Officer Liability Insurance

Geovic Mining has purchased and maintains insurance in the amount of $20 million for the benefit of the directors and officers of the Company and its subsidiaries against liabilities incurred by such persons as directors and officers of the Company and its subsidiaries, except where the liability relates to such person’s failure to act honestly and in good faith with a view to the best interests of the Company and its subsidiaries. The annual premium paid by the Company and its subsidiaries for this insurance in respect of the directors and officers as a group is $93 thousand. No premium for this insurance is paid by the individual directors and officers. The insurance contract underlying this insurance does not expose the Company and its subsidiaries to any liability in addition to the payment of the required premiums.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of Geovic Mining common stock, as of February 29, 2008, by (i) each of our directors and executive officers, (ii) each person who holds, of record, 5% of our common stock with such person’s address, and (iii) our executive officers and directors, as a group. Beneficial ownership is based on the number of shares and percentage of issued shares beneficially owned, directly or indirectly, or that are subject to control or direction by that person. For purposes of table, and in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended, the applicable percentage of ownership for each listed person is based on the total outstanding shares, plus any securities held by such person exercisable for, or convertible into, common stock within 60 days.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (3)		Percentage of Outstanding Common Stock
William A. Buckovic	14,181,500	(2)	13.62%
Robert J. (Don) MacDonald	602,000	(12)	0.59%
Michael T. Mason	260,000	(13)	0.26%
Wade Nesmith	240,000	(11)	0.24%
Gregg Sedun	3,972,768	(4)	3.87%
John E. Sherborne	2,324,972	(5)	2.24%
Greg Hill	240,000	(10)	0.24%
David C. Beling	1,298,900	(6)	1.27%
Gary R. Morris	755,369	(7)	0.74%
Michael Walthall	32,000	(9)	0.03%
Shelia I. Short	245,536	(8)	0.27%
All Officers and Directors as a Group (11 Persons)	24,185,045		21.97%

(1)	The address of such person is c/o Geovic Mining Corp., 743 Horizon Court, Suite 300A, Grand Junction, Colorado 81506.

(2)	Includes 8,509,356 shares held jointly with his wife, 1,335,662 shares by himself, exercisable options to purchase up to 2,375,120 shares, 85,654 shares which are subject to forfeiture upon occurrence of certain conditions, 1,800,000 shares held by Sabina Resources Pty. Ltd., of which Mr. Buckovic is a controlling shareholder, and 63,160 exercisable options, 6,274 shares and 6,274 shares subject to forfeiture upon occurrence of certain conditions held by his wife, of which he disclaims beneficial ownership. Mr. Buckovic also holds unexercisable options to purchase up to 180,000 shares.

(3)	Includes options which are exercisable within 60 days of March 30, 2008.

(4)	Includes 27,768 shares, 505,000 shares held by GJS Capital of which Mr. Sedun is beneficial owner, exercisable warrants to purchase up to 700,000 shares, and exercisable options to purchase up to 240,000 shares and also includes 200,000 shares held by Mr. Sedun’s wife and 2,300,000 shares held by Alcaron Capital, of which the beneficial owners are Mr. Sedun’s wife and children, and beneficial ownership of which is disclaimed by Mr. Sedun. Mr. Sedun also holds unexercisable options to purchase up to 60,000 shares.

(5)	Includes 92,056 shares, exercisable options to purchase up to 2,150,862 shares and 82,056 shares which are subject to forfeiture upon occurrence of certain conditions. Mr. Sherborne also holds unexercisable options to purchase up to 300,000 shares.

(6)	Includes 171,250 shares, exercisable options to purchase up to 964,000 shares and 163,650 shares which are subject to forfeiture upon certain conditions. Mr. Beling also holds unexercisable options to purchase up to 300,000 shares.

(7)	Includes 89,040 shares held directly, exercisable options to purchase up to 620,000 shares and 45,929 shares which are subject to forfeiture upon occurrence of certain conditions. Mr. Morris also holds unexercisable options to purchase up to 180,000 shares.

(8)	Includes 12,768 shares, exercisable options to purchase up to 252,000 shares and 12,768 shares which are subject to forfeiture upon occurrence of certain conditions. Ms. Short also holds unexercisable options to purchase up to 48,000 shares.

(9)	Includes exercisable options to purchase up to 32,000 shares. Mr. Walthall also holds unexercisable options to purchase up to 48,000 shares.

(10)	Includes exercisable options to purchase up to 240,000 shares. Mr. Hill also holds unexercisable options to purchase up to 360,000 shares.

(11)	Includes exercisable options to purchase up to 240,000 shares. Mr. Nesmith also holds unexercisable options to purchase up to 60,000 shares.

(12)	Includes 362,000 shares, exercisable options to purchase up to 240,000 shares. Mr. MacDonald also holds unexercisable options to purchase up to 60,000 shares.

(13)	Includes exercisable options to purchase up to 260,000 shares. Mr. Mason also holds unexercisable options to purchase up to 40,000 shares.

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403 of Regulation S-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Parties

Geovic has an agreement with Mineral Services, LLC (“MSL”), owned by Michael T. Mason, a director of the Company. MSL, acting primarily through Mr. Mason, provided services to Geovic during the last fiscal year. Total fees and reimbursements paid to MSL were $43.5 thousand during the year ended December 31, 2007.

Mr. Buckovic holds shares representing 0.5% of GeoCam which are subject to an Option Agreement under which the Company has an option to acquire all the GeoCam shares held by Mr. Buckovic at any time until December 31, 2020 in exchange for the issuance to Mr. Buckovic of 139,000 shares of Company common stock. The Company is obligated under the Option Agreement to make all payments required under the GeoCam Shareholders Agreement, or otherwise to maintain his 0.5% ownership interest in GeoCam. In 2007, the Company paid $68.5 thousand to GeoCam on behalf of Mr. Buckovic in accordance with this obligation.

Procedures for Approval of Transactions with Related Persons

We adopted a written policy relating to the approval of transactions with related persons when the Board of Directors established the Nominating and Corporate Governance Committee in 2007. Such transactions are approved by our Board of Directors in accordance with applicable law. Generally, a contract or transaction between the Company and a director or officer or another entity in which one or more officers or directors have a financial interest is not voidable solely by reason of the interest of the director, officer or other related entity in the transactions if the material facts as to the director’s or officer’s relationship or interest, and as to the proposed transaction are described or known to the Board of Directors or the appropriate committee of the Board, and the Board or committee in good faith authorizes the contract or transactions by the affirmative votes of a majority of the disinterested directors or committee members, even if the disinterested persons constitute less than a quorum.

Our written policy for the review of material transactions with related persons requires review, approval or ratification of all transactions in which Geovic Mining or a subsidiary is a participant and in which a Geovic Mining director, executive officer, a significant stockholder or an immediate family member of any of the foregoing persons, or a person with a similar relationship with a subsidiary of Geovic Mining, has a direct or indirect material interest, subject to certain categories of transactions that are deemed to be pre-approved under the policy. Our policy, the pre-approved transactions, includes employment of executive officers, director compensation (in general, where such transactions are required to be reported in our proxy statement pursuant to compensation disclosure requirements of the Securities Exchange Act), as well as transactions in the ordinary course of business where the aggregate amount involved is expected to be less than $5,000. All related party transactions will have to be reported for review by the Nominating and Corporate Governance Committee of the Board of Directors or the Audit Committee. Transactions deemed to be pre-approved are not required to be reported to the Committee, except that material transactions in the ordinary course of business are required to be submitted to the Committee for review at its next following meeting.

Following its review, the Committee determines whether these transactions are in, or not inconsistent with, the best interests of Geovic Mining and our stockholders, taking into consideration whether they are on terms no less favorable to Geovic Mining than those available with other parties and the related person’s interest in the transaction. If a related party transaction is to be ongoing, the Nominating and Corporate Governance Committee may establish guidelines for our management to follow in its ongoing dealings with the related person.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to the Company for the last two fiscal years by the Company’s independent accountants, Ernst & Young LLP, were:

Fees Paid to the Independent Accountants

	2007	2006
Audit Fees	$242,000	$187,000
Audit-Related Fees	283,000	180,000
Tax Fees	62,000	40,000
All Other Fees	Nil	Nil
Total	$587,000	$407,000

(1)	Audit fees consist of our annual audit fees, on an accrual basis, and fees for review of our quarterly and other reports and quarterly meetings with our audit committee.

(2)	Audit-related fees are fees billed for audit related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and include fees for review of registration statements we filed with the Securities and Exchange Commission, the application for listing on the TSX in 2007 and the TSX-V in 2006, fees incurred in 2006 in connection with the RTO, and in 2007 in connection with two public offerings we completed outside the United States. Also included are other consultations concerning financial accounting and reporting standards, and assistance with documenting formalized internal reporting and financial control requirements.

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice, and tax planning, including assistance with filing our corporate tax returns in 2006 and advice on transfer pricing for years before 2007.

The audit and other services provided by our independent accountants are supervised by the Audit Committee of the Board of Directors. In January 2007 the Audit Committee authorized the engagement of our independent accountants and pre-approved all audit and audit-related fees, all tax fees and other fees anticipated for services authorized to be performed by our independent accountants during 2007, including auditing services for the fiscal year ended December 31, 2006. The fees expended were reviewed and the authorizations renewed, as appropriate, at each quarterly meeting of our Audit Committee. No services were performed in 2007 by our independent accountants that had not been pre-approved by our Audit Committee. Before 2007, we did not have an audit committee and such fees and services were pre-approved by the Geovic Board of Directors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K

1. Financial Statements and Supplementary Data

The pagination listed below for the Consolidated Financial Statements commences after the “Signatures” page (pg. 89).

2. Financial Statement Schedules (not applicable)

(b)	See Exhibit Index below

(c)	Not applicable

Exhibits

The following exhibits are filed as part of this Annual Report:

Exhibit Number	Description

2.1	Arrangement Agreement as Amended dated October 31, 2006, incorporated by reference to Exhibit 2.1 to Form 10 Registration Statement filed May 14, 2007.

3.1	Certificate of Domestication of the Registrant, dated November 21, 2006, incorporated by reference to Exhibit 3.1 to Form 10 Registration Statement filed May 14, 2007.

3.2	Certificate of Incorporation of the Registrant, dated November 21, 2006, incorporated by reference to Exhibit 3.2 to Form 10 Registration Statement filed May 14, 2007.

3.3	Bylaws of Registrant, incorporated by reference to Exhibit 3.3 to Form 10 Registration Statement filed May 14, 2007.

4.1	Certificate of Designation of Series A Convertible Preferred Stock, incorporated by reference to Exhibit 4.1 to Form 10 Registration Statement filed May 14, 2007.

4.2	Warrant Indenture dated December 1, 2006 between Geovic Mining Corp and Pacific Corporate Trust Company, incorporated by reference to Exhibit 4.2 to Form 10 Registration Statement filed May 14, 2007.

4.3	Warrant Indenture dated March 1, 2007 between Geovic Mining Corp and Pacific Corporate Trust Company, incorporated by reference to Exhibit 4.3 to Form 10 Registration Statement filed May 14, 2007.

4.4	Warrant Indenture dated April 20, 2007 between Geovic Mining Corp and Pacific Corporate Trust Company, incorporated by reference to Exhibit 4.4 to Form 10 Registration Statement filed May 14, 2007.

4.5	Geovic Mining Corp. Audit Committee Charter Adopted April 30, 2007, incorporated by reference to Exhibit 4.5 to Form 10 Registration Statement filed May 14, 2007.

4.6	Underwriting Agreement by and among Geovic Mining Corp., Canaccord Adams Limited, Canaccord Capital Corporation and Orion Securities Inc. dated April 11, 2007, incorporated by reference to Exhibit 4.6 to Form 10 Registration Statement filed May 14, 2007.

10.1	Letter Agreement between Registrant, Frank Guistra and William A. Buckovic, Dated February 26, 2007, incorporated by reference to Exhibit 10.1 to Form 10 Registration Statement filed May 14, 2007.

10.2	Finders Fee Agreement Between Geovic, Ltd. (Geovic) and Gregg J. Sedun (Sedun) Effective December 1, 2005, incorporated by reference to Exhibit 10.2 to Form 10 Registration Statement filed May 14, 2007.

10.3	Service Agreement between Geovic, Ltd. and Mineral Services, LLC, effective June 6, 2004, incorporated by reference to Exhibit 10.3 to Form 10 Registration Statement filed May 14, 2007.

10.4	Republic of Cameroon Mining Permit Decree, Dated April 11, 2003, incorporated by reference to Exhibit 10.4 to Form 10 Registration Statement filed May 14, 2007.

10.5	Mining Convention Between The Republic of Cameroon and Geovic Cameroon, S.A., dated July 31, 2002, incorporated by reference to Exhibit 10.5 to Form 10 Registration Statement filed May 14, 2007.

10.6	Geovic Cameroon Plc Shareholders Agreement, dated April 9, 2007, incorporated by reference to Exhibit 10.6 to Form 10 Registration Statement filed May 14, 2007.

10.7	Exclusive Option Agreement between Geovic, Ltd. and William A. Buckovic dated April 24, 2006, incorporated by reference to Exhibit 10.7 to Form 10 Registration Statement filed May 14, 2007.

10.8	Form of Director Compensation Letter, dated December 1, 2006, incorporated by reference to Exhibit 10.8 to Form 10 Registration Statement filed May 14, 2007.

10.9	Extended Employment Agreement of William A. Buckovic, dated April 20, 2006, incorporated by reference to Exhibit 10.9 to Form 10 Registration Statement filed May 14, 2007.

10.10	Extended Employment Agreement of David C. Beling, dated April 20, 2006, incorporated by reference to Exhibit 10.10 to Form 10 Registration Statement filed May 14, 2007.

10.11	Extended Employment Agreement of John Sherborne Jr., dated April 20, 2006, incorporated by reference to Exhibit 10.11 to Form 10 Registration Statement filed May 14, 2007.

10.12	Executive Employment Contract of Gary R. Morris, dated May 1, 2006, incorporated by reference to Exhibit 10.12 to Form 10 Registration Statement filed May 14, 2007.

10.13	Geovic Mining Corp. Amended and Restated Stock Option Plan, as amended May 7, 2007, incorporated by reference to Exhibit 10.13 to Form 10 Registration Statement filed May 14, 2007.

10.14	Agreement for Consulting and Professional Services Between Geovic, Ltd. and Washington Group International, Inc. effective as of June 30.2006, incorporated by reference to Exhibit 4.4 to Form S-8 Registration Statement filed January 24, 2008.

10.16	Patent License Agreement Inco Limited, dated November 8, 2006, incorporated by reference to Exhibit 10.16 to Form 10 Registration Statement filed May 14, 2007.

10.17	Investor Relations Agreement with Vanguard Shareholder Solutions Inc. , dated as of December 1, 2006.

10.18	Form of Compensation Option to Purchase Common Shares of Geovic Mining Corp. , incorporated by reference to Exhibit 10.10 to Form 10 Registration Statement filed May 14, 2007.

10.19	Agreement on Settlement of Governance and past Financial Situation of Geovic Cameroon PLC dated 31 December 2007.

10.20	Contract for Professional and Technical Services between Geovic Cameroon Plc and Geovic, Ltd., effective January 1, 2007, incorporated by reference to Exhibit 10.20 to Amendment No. 2 to Form 10 Registration Statement filed August 14, 2007.

10.21	Code of Business Conduct and Ethics for Geovic Mining Corp.

10.22	Charter of Compensation Committee for Geovic Mining Corp.

10.23	Charter for Nominating and Corporate Governance Committee for Geovic Mining Corp.

10.24	Agreement for Optimization.

21	Subsidiaries of Geovic Mining Corp.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Certification and Consent.

31.1	Rule 13A-14(A) Certification of CEO

31.2	Rule 13A-14(A) Certification of CFO

32.1	Section 1350 Certification - CEO

32.2	Section 1350 Certification - CFO

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on March 30, 2008.

GEOVIC MINING CORP.

Registrant

By:	/s/ John E. Sherborne
Name:	John E. Sherborne
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on March 30, 2008.

Signature	Title	Date

/s/ John E. Sherborne John E. Sherborne	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2008

/s/ William A. Buckovic William A. Buckovic	President and Director	March 30, 2008

/s/ Greg Hill Greg Hill	Chief Financial Officer (Principal Financial Officer)	March 30, 2008

/s/ Michael G. Walthall Michael G. Walthall	Corporate Controller (Principal Accounting Officer)	March 30, 2008

/s/ Robert J. (Don) MacDonald Robert J. (Don) MacDonald	Director	March 30, 2008

/s/ Michael T. Mason Michael T. Mason	Director	March 30, 2008

/s/ Wade Nesmith Wade Nesmith	Director	March 30, 2008

Gregg Sedun	Director

Consolidated Financial Statements

Geovic Mining Corp.

(an exploration stage company)

December 31, 2007

(Stated in U.S. dollars)

Geovic Mining Corp.

(an exploration stage company)

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

To the Stockholders of

Geovic Mining Corp.

(an exploration stage company)

We have audited the accompanying consolidated balance sheets of Geovic Mining Corp. (an exploration stage company) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geovic Mining Corporation (an exploration stage company) at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with United States generally accepted accounting principles.

Vancouver, Canada	/s/ Ernst & Young LLP

March 28, 2008	Chartered Accountants

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$78,479	$9,374
Accounts receivable	240	8
Income tax receivable [note 11]	404	—
Prepaid expenses	161	83
Other	109	—

Total current assets	79,393	9,465

Property, plant and equipment, net [note 6]	664	202
Mineral properties [note 7]	2,822	—
Deposits	57	65

Total assets	$82,936	$9,732

LIABILITIES
Current liabilities:
Accrued liabilities and other payables	$1,553	$913
Income tax payable [note 11]	—	860

Total current liabilities	1,553	1,773

Contingent liability [note 13a]	241	241

Total liabilities	1,794	2,014

Commitments and contingencies [note 13]
Minority interest in subsidiaries [note 10]	1,878	—

STOCKHOLDERS’ EQUITY
Preferred stock, par value of $0.0001, 50 million shares authorized, none and 6 million shares issued and outstanding in 2007 and 2006, respectively	—	1
Common stock, par value of $0.0001, 200 million shares authorized and 101.3 million and 62.1 million shares issued and outstanding in 2007 and 2006, respectively	10	6
Additional paid-in capital	104,000	37,282
Stock purchase warrants [note 9]	15,748	3,075
Deficit accumulated during the exploration stage	(40,494)	(32,646)

Total stockholders’ equity	79,264	7,718

Total liabilities and stockholders’ equity	$82,936	$9,732

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share amounts)

	Years ended December 31,
	2007	2006	2005	Unaudited period from Nov. 16, 1994 (inception) to Dec. 31, 2007
EXPENSES (INCOME)
Exploration costs [note 5]	$9,189	$3,465	$872	$23,431
General and administrative	3,276	1,593	909	8,875
Stock based compensation [note 8]	2,111	1,052	959	13,635
Interest and bank charges	59	9	2	87
Depreciation	76	39	78	780

	14,711	6,158	2,820	46,808

Interest income	(3,235)	(176)	(1)	(3,546)
Minority interest [note 10]	(3,214)	—	—	(3,214)

Net loss before income taxes	(8,262)	(5,982)	(2,819)	(40,048)
Income tax expense (benefit) [note 11]	(414)	860	—	446

Net loss	$(7,848)	$(6,842)	$(2,819)	$(40,494)

Net loss per share	$(0.09)	$(0.16)	$(0.07)

Weighted average shares outstanding	92,046,871	44,008,591	38,241,826

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2007	2006	2005	Unaudited period from Nov. 16, 1994 (inception) to Dec. 31, 2007
OPERATING ACTIVITIES
Net loss	$(7,848)	$(6,842)	$(2,819)	$(40,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	76	39	78	780
Stock-based compensation expense	2,111	1,052	959	13,635
Minority interest spent	(3,214)	—	—	(3,214)
Changes in non-cash operating working capital:
(Increase) decrease in accounts receivable	(233)	24	(15)	(240)
(Increase) decrease in income tax receivable	(404)	—	—	(404)
(Increase) in prepaid expenses	(78)	(23)	(60)	(161)
(Increase) decrease in deposits	(101)	(61)	17	(166)
Increase (decrease) in accrued liabilities and other payables	640	633	(345)	1,553
Increase (decrease) in income tax payable	(860)	860	—	—
Increase in contingent liability	—	—	—	241

Cash used in operating activities	(9,911)	(4,318)	(2,185)	(25,256)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(538)	(101)	(3)	(1,444)
Acquisition of mineral leases	(2,822)	—	—	(2,822)

Cash used in investing activities	(3,360)	(101)	(3)	(4,266)

FINANCING ACTIVITIES
Minority interest contribution	5,092	—	—	5,092
Decrease in bank overdraft	—	—	(3)	—
Cash paid to rescind exercise of stock options	—	(15)	—	(15)
Proceeds from issuance of common stock and preferred stock	67,158	12,523	3,090	95,589
Proceeds from issuance of stock purchase warrants	13,093	3,075	—	16,168
Proceeds from exercise of stock options and stock purchase warrants	2,034	18	—	2,126
Stock issue costs	(5,001)	(2,743)	—	(7,745)

Cash provided by financing activities	82,376	12,858	3,087	108,001
Net increase in cash and cash equivalents	69,105	8,439	899	78,479
Cash, beginning of year and cash equivalents	9,374	935	36	—

Cash, end of year and cash equivalents	$78,479	$9,374	$935	$78,479

SUPPLEMENTAL INFORMATION
Taxes paid	$850	—	—	$850

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY (DEFICIENCY)

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Stock Purchase Warrants	Additional paid-in capital	Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2004	—	$—	18,518,850	$12,892	$—	$9,513	$(22,985)	$(580)

Issuance of common shares	—	—	1,165,854	3,090	—	—	—	3,090
Stock options granted	—	—	—	—	—	959	—	959
Exercise of stock options	—	—	1,000	3	—	(3)	—	—
Net loss for the year	—	—	—	—	—	—	(2,819)	(2,819)

Balance, December 31, 2005	—	—	19,685,704	15,985	—	10,469	(25,804)	650

Issuance of common shares	—	—	194,884	229	—	—	—	229
FG Group financing [note 4(a)]	—	—	2,100,000	4,515	—	—	—	4,515
Restricted stock grants [note 8]	—	—	432,578	643	—	—	—	643
Stock options granted [note 8]	—	—	—	—	—	283	—	283
Stock options exercised [note 8]	—	—	33,300	36	—	(33)	—	3
RTO two-for-one stock split [note 4(a)]	—	—	22,446,466	—	—	—	—	—
Subscription Receipt Financing [note 4(c)]	—	—	6,000,000	7,133	—	—	—	7,133
Share Purchase Warrants Issued [note 4(c)]	—	—	—	—	3,075	—	—	3,075
Shares issued to William Buckovic [note 4(e)]	—	—	1,250,010	—	—	—	—	—
Finco Preferred Share Conversion [note 4(d)]	6,000,000	1	—	—	—	—	—	1
Finco Common Share Conversion [note 4(d)]	—	—	9,000,001	676	—	—	—	676
Shares issued to Resource Equity Ltd. shareholders [note 4]	—	—	1,000,000	—	—	—	—	—
RTO share issue costs	—	—	—	(2,977)	—	—	—	(2,977)
Post RTO stock options	—	—	—	—	—	329	—	329
Reclassification of common stock par value	—	—	—	(26,234)	—	26,234	—	—
Net loss for the year	—	—	—	—	—	—	(6,842)	(6,842)

Balance, December 31, 2006	6,000,000	1	62,142,943	6	3,075	37,282	(32,646)	7,718

Conversion of preferred stock to common stock [note 9]	(6,000,000)	(1)	6,000,000	1	—	—	—	—
Issuance of common stock	—	—	31,184,206	3	—	67,157	—	67,160
Stock purchase warrants issued [note 9]	—	—	—	—	13,093	—	—	13,093
Share issue costs	—	—	—	—	—	(5,001)	—	(5,001)
Stock options exercised [note 8]	—	—	1,100,978	—	—	144	—	144
Stock purchase warrants exercised [note 9]	—	—	862,285	—	(420)	2,307	—	1,887
Stock options granted [note 8]	—	—	—	—	—	2,111	—	2,111
Net loss for year	—	—	—	—	—	—	(7,848)	(7,848)

Balance, December 31, 2007	—	—	101,290,412	$10	$15,748	$104,000	$(40,494)	$79,264

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Geovic Mining Corp. (the “Company”) is the successor corporation to Resource Equity Ltd. (“Target Co”). The Company is incorporated under the laws of the state of Delaware. The Company owns 100% of the shares of Geovic, Ltd. (“Geovic”), a company that has been in the mining exploratory stage since its inception. As described in note 4, the Company acquired all of the shares of Geovic and other entities on December 1, 2006, pursuant to an agreement (the “Arrangement Agreement”) dated as of September 20, 2006, as amended October 31, 2006, entered into among the Company, Geovic, Geovic Finance Corp. (“FinCo”), Target Co and William A. Buckovic (“Buckovic”) with respect to a reverse acquisition of Target Co (the “RTO”) by Geovic. For financial reporting purposes, Geovic is treated as the acquiring entity in the RTO. The historical statements of operations and stockholders’ equity (deficiency) presented include only those of Geovic (the accounting acquirer) and only the deficit of the accounting acquirer carries over consistent with the requirements of reverse acquisition accounting. See note 4 for further details.

Geovic is engaged in the business of exploring for cobalt, nickel, manganese and related minerals through its majority-owned (60%) subsidiary, Geovic Cameroon, PLC (“GeoCam”), a financially dependent public limited company duly organized and incorporated under the laws of the Republic of Cameroon. The Company is an exploration stage company in the process of planning to develop its mineral properties through its subsidiaries and has not yet determined whether these properties contain reserves that are economically recoverable.

The recoverability of any amounts shown for mineral property interests in the Company’s balance sheet is dependent upon the existence of economically recoverable reserves, the ability of the Company to arrange appropriate financing to complete the development of its properties, the receipt of necessary permitting and upon achieving future profitable production or receiving proceeds from the disposition of the properties. The timing of such events occurring, if at all, is not yet determinable.

On March 6, 2007, the Company incorporated a new subsidiary, Geovic Energy Corp., under the laws of the State of Colorado. On March 29, 2007 Geovic Energy Corp. formed a new subsidiary, Pawnee Drilling, LLC, under the laws of the State of Colorado.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their content. These accounting policies conform to United States generally accepted accounting principles (“US GAAP”) and have been consistently applied in the preparation of the financial statements.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Change in accounting policy

In June 2006, the Financial Accounting Standards Board (“the FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s consolidated financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more-likely-than-not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

FIN 48 requires that a liability created for unrecognized tax benefits shall be presented as a liability and not combined with deferred tax liabilities or assets. The Company adopted FIN 48 on January 1, 2007. The cumulative effect of the adoption of FIN 48 had no impact.

Principles of consolidation

The consolidated financial statements include the accounts of Geovic Mining Corp. and its more than 50% owned subsidiaries, which it controls. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in the consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

Exploration and development costs

Exploration costs are expensed as incurred. When it has been established that a mineral deposit can be commercially mined and a decision has been made to formulate a mining plan (which occurs upon completion of a positive economic analysis of the mineral deposit), the costs subsequently incurred to develop the mine prior to the start of mining operations will be capitalized. Capitalized amounts may be written down if future undiscounted cash flows, including potential sales proceeds, related to a mineral property are estimated to be less than the carrying value of the property. To date, no amounts have been capitalized in respect of development activities.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Mineral property acquisition costs

Mineral property acquisition costs are capitalized until the viability of the mineral interest is determined. Capitalized acquisition costs are expensed in the period in which it is determined that the mineral property has no future economic value.

Capitalized amounts may be written down if future cash flows, including potential sales proceeds, related to the property are estimated to be less than the carrying value of the property. Management of the Company reviews the carrying value of each mineral property interest periodically, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Reductions in the carrying value of each property would be recorded to the extent the carrying value of the investment exceeds the estimated future net cash flows.

Stock-based compensation

The Company accounts for its stock options in accordance with FAS 123(R) – Share Based Payments, and related interpretations in accounting for stock-based compensation awards to employees, directors and non-employees. In accordance with FAS 123(R) – Share Based Payments, the Company recognizes stock-based compensation expense based on the fair value of the stock options on the date of grant. The fair value of the stock options at the date of grant is amortized over the vesting period, with the offsetting credit to additional paid in capital. If the stock options are exercised, the proceeds are credited to share capital.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with a maturity of 3 months or less.

Property, plant and equipment

Property, plant and equipment are stated at cost less depreciation. Depreciation is computed on the straight-line method using the following lives:

Machinery and equipment	5 to 7 years
Vehicles	5 years
Furniture and equipment	5 years

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Accrued site closure costs

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development or normal use of the assets with a corresponding increase in the carrying amount of the related long-lived asset. This amount is then depreciated over the estimated useful life of the asset. Over time, the liability is increased to reflect an interest element (accretion expense) considered in its initial measurement at fair value. The amount of the liability will be subject to re-measurement at each reporting period. Currently, the Company has no asset retirement obligations.

Income taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases for such assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Foreign currency translation

The Company and its subsidiaries, all of which are considered to be integrated, use the United States Dollar as their functional currency. The Company accounts for foreign currency transactions in accordance with SFAS No. 52, Foreign Currency Translation. Current assets and liabilities, as well as long-term monetary assets and liabilities denominated in foreign currencies are translated into the currency of measurement at the rates of exchange prevailing on the balance sheet date. Other consolidated balance sheet items are translated into the currency of measurement at the rate prevailing on the respective transaction dates. Transaction amounts denominated in foreign currencies are translated into U.S. dollars at exchange rates prevailing at the transaction dates. The resulting foreign exchange gains and losses are included in operations. As of December 31, 2007, the Company had no foreign currency transactions requiring remeasurement as defined in SFAS 52 paragraphs 10 and 15.

Loss per share

Loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Stock options and warrants will be dilutive when the Company has income from continuing operations and when the average market price of the common shares during the period exceeds the exercise price of the options and warrants. For all periods presented, the stock options and warrants have been anti-dilutive and, therefore, not included in the loss per share calculations.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations, which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company’s fiscal year beginning January 1, 2009 and is to be applied prospectively. The Company is currently evaluating the potential impact of adopting this statement on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

SFAS No. 160 is effective for the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the potential impact of adopting this statement on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for the Company’s fiscal year beginning January 1, 2008. The Company does not expect the adoption of FAS 159 to have a material impact on the Company’s consolidated financial results.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the Company’s fiscal year beginning January 1, 2008. The Company does not expect the adoption of FAS 157 to have a material impact on the Company’s consolidated financial results.

4. REVERSE ACQUISITION

On May 1, 2006 (as subsequently amended on August 17, 2006, August 29, 2006, October 31, 2006 and March 6, 2007, Geovic signed an agreement (the “FG Agreement”) with Frank Giustra on behalf of a group of investors (the “FG Group”) and Buckovic, the founder of Geovic and President of the Company, with respect to a reverse acquisition of Target Co, a TSX Venture Exchange (“TSX-V”) listed company.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

4. REVERSE ACQUISITION (cont’d.)

For accounting purposes, this transaction has been treated as a reverse acquisition of Target Co by Geovic. The historical statements of operations and stockholders’ equity (deficiency) presented herein include only those of Geovic (the accounting acquirer) and only the deficit of the accounting acquirer carries over consistent with the requirements of reverse acquisition accounting. As the former shareholders of Target Co held approximately 1% of the Company following the transaction, the transaction constituted an RTO. Prior to December 1, 2006, Target Co was a public company based in Toronto and listed on the TSX Venture Exchange, the shares of which were suspended from trading between August 6, 2006 and December 1, 2006 and Geovic was a private mining exploration company based in Colorado.

Prior to the RTO, Target Co was a non-operating public enterprise with nominal net non-monetary assets and therefore did not meet the definition of a business according to the SEC Staff Accounting Bulletins Topic 2A and Staff publications. Accordingly, the RTO was treated as a capital transaction rather than a business combination and no goodwill has been recorded. The net monetary assets of Target Co at the transaction date were $33.

On December 1, 2006, the RTO was completed and the Company acquired: (a) all of the issued and outstanding securities of Geovic from the Geovic security holders, (b) all of the issued and outstanding securities of FinCo from the FinCo security holders; and (c) 45 shares, or 4.5% of the issued and outstanding shares of GeoCam from Buckovic. The other key provisions of the Arrangement Agreement and the FG Agreement included:

(a)	The purchase by the FG Group of 4.2 million shares of Geovic at a price of $1.075 per share for gross proceeds of $4.515 million on May 24, 2006;

(b)	The incorporation of Geovic Finance Corp. (“FinCo”), a private Cayman Islands exempt company, with an initial capitalization of 15,000,001 shares (9,000,001 common shares and 6,000,000 preferred shares) and 3,000,000 common share purchase warrants (the “FinCo Performance Warrants”) and identification of Target Co as a party to the RTO;

(c)	As a condition to the Arrangement Agreement, the arrangement by FinCo and Geovic of equity financing of 6,000,000 subscription receipts at a price of Cdn$1.95 ($1.71) per subscription receipt for gross proceeds of Cdn$11.7 million ($10.2 million) (the “Initial Financing”) which was completed on November 3, 2006, in escrow, with the escrowed funds released upon the RTO taking effect on December 1, 2006 (the “Effective Date”). Immediately prior to the Effective Date, each subscription receipt was exercisable, without the payment of any further consideration, into one FinCo common share and one-half of a transferable FinCo warrant, with each full warrant entitling the holder to purchase one FinCo common share at an exercise price of Cdn$2.75 per share at any time for five years following the completion of the Initial Financing;

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

4. REVERSE ACQUISITION (cont’d.)

(d)	The RTO was effected by Target Co issuing (i) 53,892,933 shares to acquire all of the outstanding shares of Geovic and FinCo, (ii) 1,250,010 shares to acquire the Buckovic GeoCam shares and (iii) 6,000,000 shares to acquire the subscription receipts, along with Target Co’s distribution of its non-cash assets and liabilities to its existing shareholders and its continuation from Ontario to the State of Delaware as a domesticated Delaware corporation. As noted above the Consolidated Statements of Stockholders’ Equity (Deficiency) presents the equity continuity of Geovic, the acquirer for accounting purposes in the RTO transaction. For purposes of the Statement of Stockholder’s Equity (Deficit), Target Co’s original outstanding shares have been added to the Geovic shares outstanding before the RTO and the shares issued in connection with the RTO to arrive at the same number of Company shares outstanding following the RTO. The 1,000,000 outstanding shares of Target Co prior to the RTO represent the outstanding shares held by Target Co’s shareholders immediately after the RTO;

(e)	The continuation of Geovic from the State of Wyoming into the Cayman Islands on September 5, 2006 as approved by the Geovic shareholders on August 16, 2006; and

(f)	Geovic, FinCo, Target Co, and Buckovic entering into the Arrangement Agreement whereby Target Co would acquire all of the issued and outstanding securities of Geovic and FinCo and 90% of Buckovic’s 5% interest in GeoCam on the Effective Date.

In consideration:

•

Geovic’s shareholders received 2 post-consolidated common shares of Target Co for each of 22,446,466 common shares of Geovic. Consistent with SAB Topic 4:C this change in capital structure has been applied retroactively;

•

Each outstanding Geovic option was exchanged for 2 Target Co options, with each Target Co option entitling the holder to purchase 1 Target Co post-consolidated common share at an exercise price per share equal to one-half of the exercise price in the outstanding Geovic option;

•

Each outstanding Geovic warrant was exchanged for 1 Target Co warrant, with each Target Co warrant entitling the holder to purchase 1 Target Co post-consolidated common share at an exercise price equal to $1.75 per post- consolidated common share;

•

Common shareholders of FinCo received 1 post-consolidated common share of Target Co for each of 9,000,001 common shares of FinCo and preferred shareholders of FinCo received one non-voting, convertible Target Co preferred share for each of 6,000,000 FinCo preferred shares. Some or all of the Target Co preferred shares become convertible into Target Co common shares upon completion of a subsequent financing (as defined below);

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

4. REVERSE ACQUISITION (cont’d.)

•	Buckovic received 1,250,010 Target Co post-consolidated common shares (27,778 Target Co post-reverse acquisition common shares for each of his 45 GeoCam shares);

•	Holders of FinCo subscription receipts exchanged 6,000,000 FinCo common shares and 3,000,000 FinCo warrants for a like number of Target Co common shares and Target Co warrants with similar rights;

•

The total cash flows resulting from the Initial Financing proceeds ($10.2 million) were allocated among share purchase warrants issued ($3.1 million, valued as described in Note 9), and subscription receipt financing and shares issued to William Buckovic ($5.9 million and $1.2 million respectively, based on the number of shares received by each). Total cash flows resulting from other issuances during the fiscal period ($5.4 million) consisted of proceeds from the issuance of common shares by Geovic ($0.2 million), the FG Group financing ($4.5 million), and the remaining FinCo assets which consisted solely of cash ($0.7 million), not including the proceeds from the Initial Financing, as discussed above;

•	Stock issue costs of $2.98 million were incurred as a result of the RTO including the non-cash fair value of agents stock options in the amount of $233;

•	As contemplated by the RTO, Target Co changed its name to Geovic Mining Corp. (“Geovic Mining”), and Geovic became a wholly owned subsidiary corporation of Geovic Mining;

•

On November 30, 2006, Target Co completed a recapitalization and reverse stock split transaction resulting in reduction of issued and outstanding shares of Target Co. from 2,344,000 common shares into 1,000,000 common shares.

On the Effective Date of the RTO, the Company acquired: (a) all of the issued and outstanding securities of Geovic from the Geovic security holders, (b) all of the issued and outstanding securities of FinCo from the FinCo security holders; and (c) 45 shares, or 4.5% of the issued and outstanding shares of GeoCam from Buckovic. Buckovic continues to hold GeoCam shares, representing 0.5% of all issued and outstanding GeoCam shares. All common shares in the capital of Geovic were transferred to the Company and each holder of Geovic shares received two common shares in the capital of the Company for each Geovic share.

In connection with the RTO, FinCo and Geovic entered into an agency agreement with a syndicate of agents in connection with an offering on a best efforts basis by FinCo of up to 6,000,000 subscription receipts at a price of Cdn$1.95 ($1.71) per subscription receipt for gross proceeds of Cdn$11.7 million ($10.2 million). Each subscription receipt was exchangeable, immediately prior to the completion of the RTO without payment of any further consideration into one FinCo common share and one half of a transferable warrant, each whole warrant entitling the holder to acquire one FinCo common share at a price of Cdn$2.75 per share for a period of five years from the closing of the offering. The Subscription Receipt Financing was completed on November 3, 2006. On the Effective Date of the RTO, all securities issued in connection with the Subscription Receipt Financing were exchanged for similar securities issued by the Company.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

4. REVERSE ACQUISITION (cont’d.)

All options to purchase FinCo common shares, which were issued by FinCo to the agents as part of the agents’ commission in connection with the Subscription Receipt Financing (as defined above) were cancelled and for each such option the Company issued an option to purchase a common share of the Company pursuant to the terms of the RTO. As a result of the RTO, Geovic and FinCo became wholly owned subsidiaries of the Company and the Company subsequently transferred the GeoCam shares to Geovic.

5. EXPLORATION COSTS

The following is a summary of the exploration costs incurred by the Company:

	2007	2006	2005	Unaudited period from Nov. 16, 1994 (inception) to Dec. 31, 2007
Cameroon, Africa:
Property evaluation	$4,245	$1,126	$453	$10,643
Metallurgical studies	469	650	12	2,436
Exploration office costs	3,423	1,564	282	8,924
Property surface area tax	129	125	125	504

	8,266	3,465	872	22,507

Other projects:
Colorado and Wyoming	870	—	—	870
Arizona	46	—	—	46
Other projects	7	—	—	7

	923	—	—	923

Total Exploration Costs	$9,189	$3,465	$872	$23,430

From the inception of the Cameroon project through 2006, Geovic advanced all operating expenditures on behalf of GeoCam. On April 7, 2007 the GeoCam shareholders entered into a shareholder agreement (“Shareholder Agreement”) under which all shareholders agreed that commencing in 2007 shareholders would bear operating expenses in accordance with ownership interest in GeoCam and that share capital of GeoCam would be increased in amounts approved by the Board of Directors of GeoCam. In May 2007 GeoCam increased share capital by approximately $13.5 million to cover anticipated expenditures in 2007.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

5. EXPLORATION COSTS (cont’d.)

Each shareholder paid its proportionate amount of the capital increase. The Shareholder Agreement also provided that beginning in 2007 Geovic would provide services and management to GeoCam at negotiated rates in accordance with a services agreement.

On December 31, 2007 the shareholders of GeoCam entered into an agreement to resolve the issue of past advances from Geovic to GeoCam. Under the agreement, approximately $23.1 million of advances made by Geovic to or for the benefit of GeoCam through 2006 would be credited toward Geovic’s share of future capital increases of GeoCam. GeoCam also agreed to pay approximately $9.0 million, plus an amount equal to the interest that would have accrued to Geovic, beginning one year after commencement of commercial production at the Nkamouna Project, subordinated to all GeoCam debt and subject to approval by holders of senior debt incurred by GeoCam in connection with Nkamouna Project debt financing. See note 10.

GeoCam gained exclusive rights to exploitation of the cobalt and nickel deposits with the granting of a Mining Convention by the government of Cameroon on August 1, 2002. The Mining Convention grants GeoCam the exclusive rights to mine, process, and export cobalt, nickel and related substances from lands subject to a Mining Permit, which was granted by decree on April 11, 2003. The Mining Convention, which has a primary term of 25 years, sets forth all legal and fiscal provisions governing the mining operation. It is renewable under certain conditions in 10-year increments for the life of the resource.

6. PROPERTY, PLANT AND EQUIPMENT

As of December 31, property, plant and equipment consisted of the following:

	2007	2006
Machinery and equipment	$420	$345
Vehicles	452	178
Furniture and equipment	360	172

	1,232	695
Less accumulated depreciation	(568)	(493)

	$664	$202

7. MINERAL PROPERTIES

During the year ended December 31, 2007, the Company, through its wholly-owned subsidiary Geovic Energy Corp. entered into mineral lease agreements with a number of parties in Colorado/ Wyoming for cash consideration of $2.8 million. These lease agreements give the Company the right to explore for, develop and produce uranium and other minerals on these properties for periods specified in the agreements which under certain circumstances can be extended.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

7. MINERAL PROPERTIES (cont’d.)

The lease agreements have an initial term of up to 10 years and are generally fully paid in advance. The Company would be required to make royalty payments if it produces minerals from the properties. The Company also has the option to extend the term of the leases under certain circumstances. The mining claims are renewable annually in accordance with United States mining laws. See note 5 for additional expenses associated with these projects.

8. STOCK BASED COMPENSATION

Stock options

The Company adopted a stock option plan (the “Company Option Plan”) under which 15,000,000 Company shares, less the Company options granted in exchange for Geovic options in the RTO (as described in note 4), were reserved for issuance upon exercise of options granted under the Company Option Plan. Stockholders amended the Company Option Plan in 2007 to increase to 18,700,000 the number of shares reserved for issuance upon exercise of option. Upon completing of the RTO the outstanding Geovic options were cancelled and replaced by options issued under the Company Option Plan.

The Company Option Plan is intended to provide a means whereby the Company and its subsidiaries can attract, motivate and retain key employees, consultants, and service providers who can contribute materially to the Company’s growth and success, and to facilitate the acquisition of shares of the Company’s common stock. The Company Option Plan provides for incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code and nonqualified stock options that do not meet the requirements for incentive stock options. The Company Option Plan requires the option exercise price per share purchasable under the option to be equal to or greater than 100% of the fair market value of a share on the date of grant for all nonqualified stock options or incentive stock options.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

8. STOCK BASED COMPENSATION (cont’d.)

Stock options (cont’d.)

The following table summarizes the Company’s stock option activity and related information for the three years ended December 31, 2007, 2006 and 2005 (as noted above, options granted by Geovic under the Plan were cancelled and replaced by options under the Company Option Plan in the RTO, as described in note 4):

		Options Outstanding
	Options Available for Grant	Number Outstanding	Weighted-Average Exercise Price per Share
Available and outstanding at December 31, 2004	44,478,840	5,373,470	$0.20
Granted	(369,883)	369,883	0.67
Exercised	—	(1,000)	0.15
Available and outstanding at December 31, 2005	44,108,957	5,742,353	0.36

Granted under Geovic Limited Stock Plan	(236,090)	236,090	2.15
Exercised under Geovic Limited Stock Plan	—	(33,300)	0.10
Termination of Geovic Limited Stock Plan	(43,872,867)	(5,945,143)	0.42
Established Company Option Plan	15,000,000	—	—
Two-for-one exchange for Company options	(11,890,286)	11,890,286	0.21
Granted under Company Option Plan	(1,148,600)	1,148,600	1.71

Available and outstanding at December 31, 2006	1,961,114	13,038,886	0.35
Granted	(1,630,000)	1,630,000	2.44
Exercised	—	(1,100,978)	0.51
Increase to Company Option Plan	3,700,000	—	—

Available and outstanding at December 31, 2007	4,031,114	13,567,908	0.61

The following stock option grants were issued by the Company during the years ended December 31, 2007, 2006 and 2005:

The Company granted 1,630,000 options [2006 - 472,180; 2005 -739,766 (both adjusted to reflect the RTO—see Note 4)] to officers, directors and employees of the Company. In accordance with FAS 123(R), the Company recorded compensation expense of $1,539 relating to vesting of this grant [2006 - $283; 2005 - $959].

In 2006, as compensation to agents assisting in the Subscription Receipt Financing, 348,600 agent’s options were granted under the Company Option Plan for which the fair value of $233 was recorded as a share issue cost. Also in 2006 following the RTO the Company granted 350,000 options to an investor relations firm and 450,000 to directors of the Company, for which 2007 compensation expense of $551 was recorded for the options that vested in 2007 [2006 - $96].

The weighted-average fair value of options granted during 2007 was $2.44 [2006 - $0.85; 2005 - $2.59]. Options granted under the Company Option Plan are not available to be granted again under the Company Option Plan upon exercise.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

8. STOCK BASED COMPENSATION (cont’d.)

Stock options (cont’d.)

On October 26, 2007, options to acquire 1,630,000 shares of common stock were issued at an exercise price of Cdn$2.36 per share. Of this amount, 350,000 options were issued to four outside directors and 1,280,000 options were issued to seven members of senior management of the Company. The options granted to outside directors vested upon grant. The options granted to Company management are subject to continued employment, vest and become exercisable on October 26, 2007 (40%), October 26, 2008 (30%) and October 26, 2009 (30%).

The following table summarizes information concerning options outstanding and exercisable as of December 31, 2007:

Exercise Price	Number of Options	Weighted Average Remaining Contract Life (in years)	Weighted Average Exercise Price
$0.050	4,365,500	9	$0.050
0.075	2,145,842	8	0.075
0.225	795,036	9	0.225
0.100	242,244	6	0.100
0.150	1,651,748	6	0.150
0.375	361,176	7	0.375
0.563	90,392	7	0.563
1.075	448,414	9	1.075
1.300	709,766	8	1.300
(Cdn$1.95) 1.713	1,107,790	2	1.713
1.220	20,000	9	1.220
(Cdn$2.36) 2.440	1,630,000	10	2.440

Outstanding	13,567,908	8	0.610

Exercisable	12,799,908	8	0.500

The fair value of all stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended December 31:

	2007	2006	2005
Expected dividend	0.00%	0.00%	0.00%
Risk-free interest rate	4.0%	4.4 - 4.9%	4.4%
Expected volatility*	77.8%	73.3 - 87.7%	92.17%
Expected life (in years)	5.5	1.5 - 3	3

*	The Company’s volatility was based on the volatility of other comparable exploration stage mining companies.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

8. STOCK BASED COMPENSATION (cont’d.)

Stock options (cont’d.)

Option pricing models require the input of highly subjective assumptions, particularly as to the expected price volatility of the stock. Changes in these assumptions can materially affect the fair value estimate and therefore it is management’s view that the existing models do not necessarily provide a single reliable measure of the fair value of the Company’s equity instruments.

Restricted stock awards

During the third quarter of 2006, the Company issued 274,481 shares of restricted common stock to the option holders who received options in 2005 in exchange for the increase in the exercise price of the 369,883 options granted during the year to $1.30. The restricted stock was held in escrow by the Company until one half of the restricted stock shares became vested in 2007 and the remaining will be held subject to vesting in 2008. Also, during the third quarter of 2006, the Company issued 305,004 shares of restricted common stock to holders of 452,180 options granted on August 15, 2006 for which their exercise prices were established at $1.075 per share. The Company recorded 2006 compensation expense of $643 as a result of these restricted stock awards. A discount of 30% was used to determine the fair value of the restricted stock.

The Company granted restricted stock of 11,190 shares to an employee during the fourth quarter of 2006 subject to certain vesting requirements. In 2007, the Company recorded compensation expense of $14 and none in 2006.

9. STOCKHOLDERS’ EQUITY

Stock purchase warrants

The Company issued 10,800,000 stock purchase warrants in connection with a public offering completed March 6, 2007. Each warrant allows the holder to purchase one share of common stock of the Company at an exercise price of Cdn$3.00, and expires March 6, 2012.

The Company issued 4,792,100 stock purchase warrants in connection with a public offering completed April 27, 2007 (includes warrants issued upon subsequent exercise of an underwriter’s over-allotment option). The warrants allow the holder to purchase one share of common stock of the Company at an exercise price of Cdn$5.00 and expires April 27, 2012.

In 2006, the Company issued 2,999,996 stock purchase warrants in connection with the Initial Financing [see note 4(c)]. Each warrant allows the holder to purchase one share of common stock of the Company at an exercise price of Cdn$2.75. The warrants expire November 3, 2011. In addition, the Company issued 3,000,000 stock purchase warrants held by seven persons in exchange for the FinCo Performance Warrants [see note 4] of which warrants to purchase up to 1,174,000 shares of Company common stock became exercisable at $2.25 per share, with an expiration of March 5, 2010, and the balance, which are exercisable at $3.06 per warrant, expire April 26, 2010.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

9. STOCKHOLDERS’ EQUITY (cont’d.)

Stock purchase warrants (cont’d.)

The bifurcated fair value of the stock purchase warrants ($13,093 in 2007 and $3,076 in 2006), was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: expected dividend: 0%; risk-free rate: 4.5 – 4.7%; expected volatility: 73.2 – 75.7%; and expected life: 3 years.

The following table summarizes the Company’s warrant activity and related information for the three years ended December 31, 2007:

	Number Outstanding	Weighted-Average Exercise Price per Share
Warrants outstanding at December 31, 2004	12,600	$1.75
Issued	304,608	1.75
Exercised	—	—

Warrants outstanding at December 31, 2005	317,208	1.75
Issued in Subscription Receipt Financing	2,999,996	2.80
Issued from FinCo Performance Warrant Conversion	3,000,000	2.25 - 3.47
Exercised	—	—

Warrants outstanding at December 31, 2006	6,317,204	2.30
Issued in connection with March 6, 2007 financing	10,800,000	3.06
Issued in connection with April 27, 2007 financing	4,792,100	5.10
Exercised	(862,285)	2.23
Expired	(12,600)	1.75

Warrants outstanding at December 31, 2007	21,034,419	4.02

Preferred stock

The Company is authorized to issue 50 million preferred stock, of which 6 million are designated as Series A convertible preferred stock with a par value of $0.0001. Concurrently, with the financing of the Company completed on March 6, 2007, the holders of 4,175,000 shares of Series A preferred stock exchanged their shares for a like number of newly issued common shares, leaving 1,825,000 shares of Series A preferred stock outstanding. Concurrently with the financing of the Company completed on April 27, 2007, the holders of the 1,825,000 shares of Series A preferred stock exchanged their shares for a like number of newly issued common shares, leaving no Series A preferred stock outstanding as of December 31, 2007.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

10. MINORITY INTEREST

From the inception of the Cameroon project through December 31, 2006, Geovic advanced all operating expenditures on behalf of GeoCam and all such expenditures were consolidated in the accounts of the Company. On April 12, 2007, GeoCam shareholders approved a GeoCam capital increase through the issuance of 650,000 new shares at 10 thousand CFA francs per share, or a total of 6.5 billion CFA francs (equivalent to approximately $13.5 million) to cover anticipated expenditures in 2007. All of the new shares approved for issuance were purchased by or for the accounts of the shareholders of GeoCam, including Geovic, in their respective ownership interests prior to the capital increase. The share purchases were completed by May 12, 2007.

As a result, GeoCam received funds that are being held by GeoCam in US$ and CFA francs accounts in the Cameroon branch of a large international bank. This increase in capital is being used to fund a portion of GeoCam’s future operating costs.

The minority interest balance of $1,878 at December 31, 2007 represents the remaining funds on hand from the capital increase contributed by the minority shareholders described above. The difference between the original amount contributed and the balance at December 31, 2007 represents the minority shareholders’ share of the actual expenditures from January 1, 2007 through December 31, 2007. Prior to 2007, no amounts were recognized for minority interest because there was no obligation for the minority shareholders to share these costs.

During the year ended December 31, 2007, Geovic and GeoCam entered into a one-year services contract that became effective January 1, 2007. The contract covers the professional and technical services that Geovic and outside contractors expect to provide to GeoCam during the contract term to facilitate the Cameroon project. The terms and conditions of the technical services contract are consistent with arm’s length provisions of third party service providers and the Company believes that the contract is consistent with international mining industry standards and is compliant with Western Africa (OHADA) business law.

On December 31, 2007 the shareholders of GeoCam entered into an agreement to resolve the issue of past advances from Geovic to GeoCam. Under the agreement, approximately $23.1 million of advances made by Geovic to or for the benefit of GeoCam through 2006 would be credited toward Geovic’s share of future capital increases of GeoCam. GeoCam also agreed to pay approximately $9.0 million, plus an amount equal to the interest that would have accrued to Geovic, beginning one year after commencement of commercial production at the Nkamouna Project, subordinated to all GeoCam debt and subject to approval by holders of senior debt incurred by GeoCam in connection with Nkamouna Project debt financing. There is no material impact to these financial statements as a result of these transactions.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

11. INCOME TAXES

Reconciliation of statutory tax rates and income tax payable at those rates to the effective income tax rates and provision for income taxes reported in the statement of earnings is as follows:

	2007		2006		2005
Tax at US statutory rate	35%	$(4,016)	35%	$(2,094)	35%	$(987)
State taxes net of federal benefit		(316)		5		3
Non-deductible expenses		2,466		28		692
Imputed interest income		—		331		—
Change in valuation allowance		1,412		7,933		319
Foreign tax rate differences		1		(212)		(31)
Deferred tax asset true up		69		—		—
Taxes payable true up		5		—		—
Change in estimated future tax benefits from US and Cameroon exploration costs and net operating loss carryforwards		—		(5,578)		—
Other		(35)		447		4

		$(414)		$860		$—

Significant components of the Company’s future tax assets are as follows:

		December 31,
		2007		2006		2005
Future income tax assets:
Exploration costs		$16,315		$13,062		$6,916
Net operating loss carryforwards		4,739		3,964		1,942
Tax credits		—		—		13
Stock-based compensation		114		192		414
Excess of capital loss over capital gain		3		3		3

Future income tax asset		21,171		17,221		9,289
Valuation allowance		(21,171)		(17,221)		(9,289)

Net future income tax asset		$—		$—		$—

The Company has incurred losses through operations in Cameroon which are available to reduce taxable income of future years. Future income tax benefits which may arise as a result of these losses have not been recognized as an asset in these financial statements as it cannot be considered likely that they will be utilized.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

11. INCOME TAXES (cont’d.)

The net operating loss carryforwards expire as follows:

Cameroon

2008	$6,613
2009	2,299
2010	3,784

$12,696

The Company has an income tax receivable of approximately $800. This amount consists of taxes paid in prior years and estimates paid in the current year. This balance has been netted against a deferred tax liability of approximately $400. In addition, there is an operating loss carryforward of $955 in the United States, which expires in 2028.

Geovic funded the activities of GeoCam since its inception in 1995 through 2006. Up to and including the year ended December 31, 2006, approximately $31 million had been advanced by Geovic to GeoCam. Geovic, GeoCam and minority shareholders agreed in 2007 that approximately $23.1 million of expenses advanced by Geovic from inception to December 31, 2006 will be treated as capital advances by Geovic and applied against Geovic’s 60% share of future capital infusions to GeoCam. Due to the uncertainty as to the ultimate resolution, the Company treated the funds advanced by Geovic to GeoCam as intercompany debt as described above in 2006 and prior years. Under U.S. tax law, Geovic was required to impute interest on the amount advanced at an Applicable Federal Rate, which cannot be offset by tax losses in Cameroon.

12. RELATED PARTY TRANSACTIONS

[a]	On June 6, 2004, Geovic, Ltd., entered into an agreement with Mineral Services, LLC related to project development, technical, financing, and marketing services. Mineral Services, LLC is owned by a person who became a director of the Company on September 27, 2006. Total fees paid to Mineral Services, LLC under the agreement during 2007 were $43 [2006 - $40; 2005 - $51].

[b]	Effective December 1, 2005, Geovic entered into a finders fee agreement with an unaffiliated person who became a director of the Company on September 22, 2006. Success fees payable under the agreement consist of shares or cash at the director’s election. The agreement terminated on March 1, 2007, but includes 12 months of “tail coverage” for investments, if any, during such period made by contacts introduced by the director prior to the termination date. Total fees paid to the director under the agreement during 2006 were equal to $188 and 27,768 shares. The Company recorded compensation expense of $30 as a result of the restricted stock award. No amounts were paid in 2007.

[c]	Mr. Buckovic holds shares representing 0.5% of GeoCam which are subject to an Option Agreement under which the Company has an option to acquire all the GeoCam shares held by Mr. Buckovic at any time until December 31, 2020 in exchange for the issuance to Mr. Buckovic of 139,000 shares of Company common stock. The Company is obligated under the Option Agreement to make all payments required under the GeoCam Shareholders Agreement, or otherwise to maintain his 0.5% ownership interest in GeoCam. In 2007, the Company paid $68.5 thousand to GeoCam on behalf of Mr. Buckovic in accordance with this obligation.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

13. COMMITMENTS AND CONTINGENCIES

[a]	During the year ended December 31, 2003, Geovic received a grant from the United States Trade and Development Agency (USTDA). The grant reimburses Geovic for 50% of the cost of a feasibility study for GeoCam’s Cameroon mining project. The grant specifies that, if the project is successful, all grant reimbursement proceeds received by Geovic must be paid back to the USTDA. The proceeds would be paid back once project financing is acquired. If the project is unsuccessful, the reimbursement proceeds would be considered a grant and Geovic would not be required to pay back the USTDA. As of December 31, 2005, Geovic has received $241 in grant reimbursement proceeds from the USTDA. The Company has recorded a liability for this amount as of December 31, 2007 and 2006.

[b]	The Company leases all its facilities and certain assets under operating leases. Future minimum annual lease payments are $136 in 2008, $124 in 2009, $97 in 2010 and $6 in 2011. Rent expense for 2007, 2006 and 2005 was $114, $57 and $66, respectively.

[c]	On November 8, 2006, Geovic entered into a patent license agreement with Inco Limited (“Inco”) with respect to certain technological processes and equipment related to processing nickel and cobalt. As partial consideration for the agreement, Geovic paid Inco an initial payment of $20. Geovic agreed to pay Inco a royalty based on the net selling price of production, as defined, up to maximum of $400 during each 12 month period subject to a total maximum consideration (exclusive of the initial payment) equal to $2 million.

[d]	GeoCam received a letter from the Minister of Industry, Mines and Technological Development of the Republic of Cameroon on March 20, 2006 requesting payment of surface area taxes of approximately $457 (CFA240 million) and a penalty of the same amount for the period from 2003 to 2005. GeoCam has disputed this amount based on its interpretation of the Mining Convention signed on July 31, 2002 that GeoCam is only committed to pay this surface area tax once commercial exploitation begins. GeoCam has further disputed the amount of surface area subject to tax which reduces the estimated liability to $376 (CFA187.5 million).

GeoCam deposited with the Cameroon tax authority $117 (CFA62.5 million) on September 30, 2006 corresponding to the surface area tax for 2003. On November 30, 2006, GeoCam deposited with the Cameroon tax authority a further $260 (CFA125 million) corresponding to the surface area tax for 2004 and 2005. Subsequent to year end, GeoCam deposited an additional $129 (CFA62.5 million) for the 2006 surface fee charges.

GeoCam believes, based on discussions with the litigation department of the Directorate of Taxation, that the litigation procedure whereby GeoCam contests the penalties related to the surface area will be a productive approach to resolve this matter. On January 17, 2007, GeoCam paid $57 (CFA29.5 million), representing approximately 10% of the total contested amount to be paid according to the provision of Article L121 of the fiscal procedures in force in order to proceed with the litigation procedure.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

14. CANADIAN GAAP RECONCILIATION

The Company prepares its financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), which could differ in certain respects from the principles that the Company should follow if the consolidated financial statements were prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). However at present, due to the nature and stage of development of the Company, there are no material differences between U.S. GAAP and Canadian GAAP.

(a)	Comprehensive Income

Under Canadian GAAP in the first quarter ended March 31, 2007, the Company adopted CICA Handbook Section 1530, “Comprehensive Income”, which defines and establishes the reporting requirements for comprehensive income. Comprehensive income is the change in shareholders’ equity during a period from transactions and other events and circumstances from non-owner sources. Under this section, the Company is required to present comprehensive income and its components in a financial statement showing (a) net income for the period; (b) each component of revenue, expense, gain and loss that is recognized in other comprehensive income and (c) the total of (a) and (b). The Company has no comprehensive income.

As a consequence of adopting Section 1530, the Company has also adopted the Section 3251, “Equity”, Section 3855, “Financial Instruments – Recognition and Measurement”, Section 3861, “Financial Instrument – Disclosure and Presentation”, and Section 3865, “Hedges”.

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

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

14. CANADIAN GAAP RECONCILIATION (cont’d.)

(c)	Recent Accounting Pronouncements

The CICA has issued three new standards, which may affect the financial disclosures and results of operations of the Company for interim and annual periods beginning January 1, 2008. The Company is considering the impact this will have on the Company’s financial statements.

Section 1535 – Capital Disclosures

This Section establishes standards for disclosing information about a company’s capital and how it is managed. Under this standard the Company will be required to disclose the following, based on the information provided internally to the Company’s key management personnel:

(i)	qualitative information about its objectives, policies, and processes for managing capital;

(ii)	summary quantitative data about what it manages as capital;

(iii)	whether during the period it complied with externally imposed capital requirements to which it is subject; and

(iv)	when the Company has not complied with such externally imposed capital requirements, the consequences of such non-compliance.

Section 3031 – Inventories

This Section prescribes the accounting treatment for inventories and provides guidance on the determination of costs and its subsequent recognition as an expense, including any write-down to net realizable value. It also provides guidance on the cost formulas that are used to assign costs to inventories.

Section 3862 and 3863 – Financial Instruments – Disclosures and Presentation

These new standards replace Section 3861, Financial Instruments – Disclosure and Presentation, revising and enhancing disclosure requirements, and carrying forward unchanged the presentation requirements. Section 3862 requires entities to provide disclosure of quantitative and qualitative information in their financial statements that enable users to evaluate (a) the significance of financial instruments for the entity’s financial position and performance; and (b) the nature and extent of risks arising from financial instruments to which the entity is exposed during the period and at the balance sheet date, and management’s objectives, policies and procedures for managing such risks. Entities will be required to disclose the measurement basis or bases used, and the criteria used to determine classification for different types of instruments.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

14. CANADIAN GAAP RECONCILIATION (cont’d.)

The Section requires specific disclosures to be made, including the criteria for:

(i)	designating financial assets and liabilities as held for trading;

(ii)	designating financial assets as available-for-sale; and

(iii)	determining when impairment is recorded against the related financial asset or when an allowance account is used.

15. SUBSEQUENT EVENTS

On January 3, 2008, the Company granted options in accordance with the Company’s Stock Option Plan to purchase an aggregate of 1,500,000 shares to two employee directors, four outside directors and six employees of the Company or its subsidiaries, at an exercise price of Cdn$1.68 per share, exercisable for a term of ten years and subject to a two year vesting schedule with 40% of the options vesting immediately, a 30% vesting on the first anniversary of the grant and 30% vesting on the second anniversary of the grant. The option exercise price of Cdn$1.68 per share, is equal to the reported closing price for the Company’s common stock on the day before the grant, as reported by the Toronto Stock Exchange.

