Form 10-Q
period 2008-03-31
GEOVIC MINING CORP.
filed 2008-05-14
CIK 1398005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                                    Accelerated filer  ☐

Non-accelerated filer  ☒ (Do not check if a smaller reporting company)         Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

101,980,486

Common Shares, $0.0001 par value, outstanding at May 9, 2008

Geovic Mining Corp.

(An Exploration Stage Company)

FORM 10-Q

For the Quarter Ended March 31, 2008

In this Report, unless otherwise indicated, all monetary amounts are expressed in United States dollars.

EXPLANATORY NOTES

Geovic Mining Corp. (the “Company”) registered its $0.0001 par value common stock under the Securities Exchange Act of 1934, as amended, (the “1934 Act”) by filing a Registration Statement on Form 10 on May 14, 2007. The Registration Statement became effective July 13, 2007.

Financial Information Included in This Document

This Quarterly Report on Form 10-Q includes financial and other information as of and for the three months ended March 31, 2008 and 2007.

Geovic Mining Corp.

(an exploration stage company)

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In thousands)

	Unaudited March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$74,948	$78,479
Accounts receivable	108	240
Income tax receivable	404	404
Prepaid expenses	540	161
Other	—	109

Total current assets	76,000	79,393
Property, plant and equipment, net [note 5]	1,023	664
Mineral properties [note 6]	3,011	2,822
Deposits	12	57

Total assets	$80,046	$82,936

LIABILITIES
Current liabilities:
Accounts payable	$2,271	1,553

Total current liabilities	2,271	1,553
Contingent liability [note 11a]	241	241

Total liabilities	2,512	1,794

Commitments and contingencies [note 11]
Minority interest [ note 9]	560	1,878

STOCKHOLDERS’ EQUITY
Common stock, par value of $0.0001, 200 million shares authorized and 101.7 million and 101.3 million shares issued and outstanding in 2008 and 2007, respectively	10	10
Additional paid-in capital [note 8]	105,162	104,000
Stock warrants [note 8]	15,748	15,748
Deficit accumulated during the exploration stage	(43,946)	(40,494)

Total stockholders’ equity	76,974	79,264

Total liabilities and stockholders’ equity	$80,046	$82,936

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share amounts)

	Three months ended March 31,		Since
	2008	2007	Inception
EXPENSES (INCOME)
Exploration costs [note 4]	$3,180	$1,447	$26,611
General and administrative	980	928	9,942
Stock based compensation [note 7]	1,051	184	14,686
Depreciation	23	12	803

	5,234	2,571	52,042
Interest income	(464)	(239)	(4,010)
Minority interest [note 9]	(1,318)	—	(4,532)

Net loss before income taxes	(3,452)	(2,332)	(43,500)
Income tax expense	—	34	446

Net loss	$(3,452)	$(2,366)	$(43,946)

Net loss per share	$(0.03)	$(0.03)

Weighted average shares outstanding	101,545,919	69,273,916

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,		Since Inception
	2008	2007
OPERATING ACTIVITIES
Net loss	$(3,452)	$(2,366)	$(43,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	23	12	803
Stock-based compensation expense	1,051	184	14,686
Increase (decrease) in minority interest	(1,318)	—	(4,532)
Changes in non-cash operating working capital:
(Increase) decrease in accounts receivable	131	(168)	(109)
(Increase) decrease in income tax receivable	—	—	(404)
(Increase) decrease in prepaid expenses	(379)	25	(540)
(Increase) decrease in deposits	154	3	(12)
Increase (decrease) in accounts payable	718	84	2,271
Increase (decrease) in income tax payable	—	(469)	—
Increase in contingent liability	—	—	241

Cash used in operating activities	(3,072)	(2,695)	(31,542)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(382)	(48)	(1,826)
Acquisition of mineral leases	(189)	—	(3,011)

Cash used in investing activities	(571)	(48)	(4,837)

FINANCING ACTIVITIES
Minority interest contribution	—	—	5,092
Proceeds from issuance of common stock and preferred stock	—	45,837	95,589
Proceeds from issuance of stock warrants	—	—	16,168
Proceeds from exercise of stock options and warrants	112	41	2,223
Stock issue costs	—	(3,176)	(7,745)

Cash provided by financing activities	112	42,702	111,327
Net increase (decrease) in cash	(3,531)	39,959	74,948
Cash, beginning of year	78,479	9,374	—

Cash, end of period	$74,948	$49,333	$74,948

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

With the exception of new accounting pronouncements discussed in note 3, these interim consolidated financial statements follow the same significant accounting policies and methods of application as the Company’s audited annual consolidated financial statements as included in the Company’s annual report in Form 10K for the year ended December 31, 2007 (the “Annual Financial Statements”). The interim consolidated financial statements should be read in conjunction with the Annual Financial Statements.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for these interim periods are not necessarily indicative of the result that may be expected for the full year ending December 31, 2008.

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

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. RECENT ACCOUNTING PRONOUNCEMENTS (CONT’D.)

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for the Company’s fiscal year beginning January 1, 2008. The adoption of FAS 159 did not have a material impact on the Company’s consolidated financial results.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the Company’s fiscal year beginning January 1, 2008. The adoption of FAS 157 did not have a material impact on the Company’s consolidated financial results.

4. EXPLORATION COSTS

The following is a summary of the exploration costs incurred by the Company (in thousands):

	March 31, 2008	March 31, 2007	Since Inception
Cameroon, Africa:
Property evaluation	$819	$1,063	$11,462
Metallurgical studies	17	165	2,453
Exploration office costs	2,000	150	10,924
Property surface area tax	37	—	541

	2,873	1,378	25,380

Other projects:
Colorado/Wyoming	232	69	1,102
Arizona	67	0	113
Other	8	0	16

	307	69	1,231

Total Exploration Costs	$3,180	$1,447	$26,611

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. PROPERTY, PLANT AND EQUIPMENT

As of March 31, property, plant and equipment consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Machinery and equipment	$427	$420
Vehicles	721	452
Furniture and equipment	466	360

	1,614	1,232
Less accumulated depreciation	(591)	(568)

	$1,023	$664

6. MINERAL PROPERTIES

During the three months ended March 31, 2008, the Company, through its wholly-owned subsidiary Geovic Energy Corp. entered into mineral lease agreements with a number of parties in Colorado/ Wyoming for cash consideration of $0.2 million. These lease agreements give the Company the right to explore for, develop and produce uranium and other minerals on these properties for periods specified in the agreements which under certain circumstances can be extended.

The lease agreements have an initial term of up to 10 years and are generally fully paid in advance. The Company would be required to make royalty payments if it produces minerals from the properties. The mining claims are renewable annually in accordance with United States mining laws. See note 4 for additional expenses associated with these projects.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. STOCK-BASED COMPENSATION

Stock options

The following table summarizes the Company’s stock option activity and related information for the three months ended March 31, 2008:

		Options Outstanding
	Options Available for Grant	Number Outstanding	Weighted-Average Exercise Price per Share
Available and outstanding at December 31, 2007	4,031,114	13,567,908	$0.61
Granted	(1,500,000)	1,500,000	1.68
Exercised	—	(382,240)	0.39

Available and outstanding at March 31, 2008	2,531,114	14,685,668	$0.74

The following table summarizes information concerning options outstanding and exercisable as of March 31, 2008:

Exercise Price	Number of Options	Weighted Average Remaining Contract Life (in years)	Weighted Average Exercise Price
$ 0.050	4,099,900	9	$0.050
0.075	2,068,842	8	0.075
0.225	755,396	9	0.225
0.100	242,244	6	0.100
0.150	1,651,748	6	0.150
0.375	361,176	7	0.375
0.563	90,392	7	0.563
1.075	448,414	9	1.075
1.300	709,766	8	1.300
(Cdn$1.95) 1.713	1,107,790	2	1.713
1.220	20,000	9	1.220
(Cdn$2.36) 2.440	1,630,000	10	2.440
(Cdn$1.68) 1.680	1,500,000	10	1.680

Outstanding	14,685,668	8	0.740

Exercisable	13,017,668	8	0.570

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. STOCK-BASED COMPENSATION (CONT’D.)

Stock options (cont’d.)

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

Restricted stock awards

The Company granted restricted stock of 11,190 shares to an employee during the fourth quarter of 2006 subject to certain vesting requirements. In the quarter ending March 31, 2007, the Company recorded compensation expense of $14 thousand.

8. STOCKHOLDERS’ EQUITY

The following table summarizes information concerning the changes in stockholders’ equity for the three months ended March 31, 2008:

	Common Stock		Stock Purchase Warrants	Additional paid-in capital	Deficit	Total
	Shares	Amount
Balance, December 31, 2007	101,290,412	$10	$15,748	$104,000	$(40,494)	$79,264

Stock options and warrants exercised	390,074	—	—	111	—	111
Stock-based compensation	—	—	—	1,051	—	1,051
Net loss for period	—	—	—	—	(3,452)	(3,452)

Balance, March 31, 2008	101,680,486	$10	$15,748	$105,162	$(43,946)	$76,974

Public Offering

On March 6, 2007, the Company raised gross proceeds of Cdn$54 million in a public offering through underwriters of 21.6 million units (including the over-allotment option exercised by the underwriters) at Cdn$2.50 per unit. Each unit consisted of one common share of the Company and one-half of one common share purchase warrant of the Company. Each whole warrant entitles the holder to purchase one common share of the Company at a price of Cdn$3.00 for a period of five years following closing of the offering. The net proceeds received by the Company after payment of the cash commission to the underwriters (equal to 6% of the gross proceeds of the offering) were Cdn$51 million, equivalent to approximately $43 million. From this amount the Company paid other expenses of the offering of approximately $0.5 million.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. STOCKHOLDERS’ EQUITY (CONT’D.)

Stock Warrants

During the three months ended March 31, 2007, the Company issued 10,800,000 stock warrants in connection with the financing dated March 6, 2007. The contract life of the warrants is five years from the date of issuance. The bifurcated fair value of the stock warrants ($9 million) was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: expected dividend: 0%; risk-free rate: 4.5% to 4.7%; expected volatility: 73.2% to 75.7%; and expected life: 3 years.

The following table summarizes the Company’s warrant activity and related information for the three months ended March 31, 2008:

	Number Outstanding	Weighted-Average Exercise Price per Share
Warrants outstanding at December 31, 2007	21,034,419	$4.02
Exercised	(7,834)	1.75
Expired	(250,614)	1.75

Warrants outstanding at March 31, 2008	20,775,971	$3.37

Preferred stock

The Company is authorized to issue 50 million shares of preferred stock, of which 6 million are designated as Series A convertible preferred stock with a par value of $0.0001. Concurrently, with the financing of the Company completed on March 6, 2007, the holders of 4,175,000 shares of Series A preferred stock exchanged their shares for a like number of newly issued common shares, leaving 1,825,000 shares of Series A preferred stock outstanding. Concurrently with the financing of the Company completed on April 27, 2007, the holders of the 1,825,000 shares of Series A preferred stock exchanged their shares for a like number of newly issued common shares, leaving no Series A preferred stock outstanding since that time.

9. MINORITY INTEREST

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

9. MINORITY INTEREST (CONT’D.)

As a result, GeoCam received funds that are being held by GeoCam in US$ and CFA francs accounts in the Cameroon branch of a large international bank. This increase in capital is being used to fund a portion of GeoCam’s future operating costs.

The minority interest balance of $0.6 million at March 31, 2008 represents the remaining funds on hand from the capital increase contributed by the minority shareholders described above. The difference between the original amount contributed and the balance at March 31, 2008 represents the minority shareholders’ share of the actual expenditures from January 1, 2007 through March 31, 2008. Prior to 2007, no amounts were recognized for minority interest because there was no obligation for the minority shareholders to share these costs.

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

10. RELATED PARTY TRANSACTIONS

On June 6, 2004, Geovic, Ltd., entered into an agreement with Mineral Services, LLC related to project development, technical, financing, and marketing services. Mineral Services, LLC is owned by a person who became a director of the Company on September 27, 2006. Total fees paid to Mineral Services, LLC under the agreement for the three month periods ending March 31, 2008 and 2007 were $10 thousand and $10 thousand, respectively.

11. COMMITMENTS AND CONTINGENCIES

[a]	During the year ended December 31, 2003, Geovic received a grant from the United States Trade and Development Agency (USTDA). The grant reimburses Geovic for 50% of the cost of a feasibility study for GeoCam’s Cameroon mining project. The grant specifies that, if the project is successful, all grant reimbursement proceeds received by Geovic must be paid back to the USTDA. The proceeds would be paid back once project financing is acquired. If the project is unsuccessful, the reimbursement proceeds would be considered a grant and Geovic would not be required to pay back the USTDA. As of December 31, 2005, Geovic has received $0.2 million in grant reimbursement proceeds from the USTDA. The Company has recorded a liability for this amount as of December 31, 2007 and March 31, 2008.

[b]	The Company is committed to future minimum rent and lease payments of $0.4 million under operating lease agreements for office space in Grand Junction, Colorado, USA, and Yaoundé, Cameroon.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. COMMITMENTS AND CONTINGENCIES (CONT’D.)

[c]	On November 8, 2006, Geovic entered into a patent license agreement with Inco Limited (“Inco”) with respect to certain technological processes and equipment related to processing nickel and cobalt. As partial consideration for the agreement, Geovic paid Inco an initial payment of $20 thousand. Geovic agreed to pay Inco a royalty based on the net selling price of production, as defined, up to maximum of $0.4 million during each 12 month period subject to a total maximum consideration (exclusive of the initial payment) equal to $2 million.

[d]	GeoCam received a letter from the Minister of Industry, Mines and Technological Development of the Republic of Cameroon on March 20, 2006 requesting payment of surface area taxes of approximately $0.5 million (CFA240 million) and a penalty of the same amount for the period from 2003 to 2005. GeoCam has disputed this amount based on its interpretation of the Mining Convention signed on July 31, 2002 that GeoCam is only committed to pay this surface area tax once commercial exploitation begins. GeoCam has further disputed the amount of surface area subject to tax which reduces the estimated liability to $0.4 million (CFA187.5 million).

GeoCam deposited with the Cameroon tax authority $0.1 million (CFA62.5 million) on September 30, 2006 corresponding to the surface area tax for 2003. On November 30, 2006, GeoCam deposited with the Cameroon tax authority a further $0.3 million (CFA125 million) corresponding to the surface area tax for 2004 and 2005. Subsequent to year end, GeoCam deposited an additional $0.1 million (CFA62.5 million) for the 2006 surface fee charges.

GeoCam believes, based on discussions with the litigation department of the Directorate of Taxation, that the litigation procedure whereby GeoCam contests the penalties related to the surface area will be a productive approach to resolve this matter. On January 17, 2007, GeoCam paid $57 thousand (CFA29.5 million), representing approximately 10% of the total contested amount to be paid according to the provision of Article L121 of the fiscal procedures in force in order to proceed with the litigation procedure.

12. CANADIAN GAAP RECONCILIATION

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

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. CANADIAN GAAP RECONCILIATION (CONT’D.)

Recent Accounting Pronouncements

The CICA has issued three new standards, which may affect the financial disclosures and results of operations of the Company for interim and annual periods beginning January 1, 2008. These have no material impact on the Company’s financial statements.

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

12. CANADIAN GAAP RECONCILIATION (CONT’D.)

The Section requires specific disclosures to be made, including the criteria for:

(i)	designating financial assets and liabilities as held for trading;

(ii)	designating financial assets as available-for-sale; and

(iii)	determining when impairment is recorded against the related financial asset or when an allowance account is used.

Geovic Mining Corp.

(an exploration stage company)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Management’s Discussion & Analysis (“MD&A”) is intended to provide an analysis of the Company’s financial results for the quarter ended March 31, 2008 compared to the comparable period of the prior year. These financial statements were prepared in accordance with United States generally accepted accounting principles. All amounts presented in the financial statements are in U.S. dollars unless indicated otherwise. Reference should also be made to the Company’s other disclosure materials filed from time to time on www.sec.gov or the Company’s website at www.geovic.net.

Since its inception our wholly owned subsidiary, Geovic, has been engaged in the business of exploring for nickel, cobalt and related minerals in the Republic of Cameroon through its majority-owned (60%) subsidiary, Geovic Cameroon, PLC (“GeoCam”). Geovic Mining is also evaluating other exploration prospects, land acquisitions and investments in the mining industry, primarily in the United States, that management believes would provide high-quality diversification opportunities.

Our success will be largely dependent on our ability to secure required financing to expeditiously explore and develop our mineral properties and, in particular, the mineral reserves on the GeoCam properties. The final feasibility study delivered in December 2007 estimated that total capital and pre-opening operating expenses and initial working capital for the Nkamouna project would be as high as $397 million. An optimization study by outside consultants was contracted in December 2007 to review and improve the efficiencies and re-examine project capital costs described in the feasibility study. We presently expect the optimization study to be completed in mid-2008. The optimization report will also finalize detailed mine plans, milling and processing facilities plans and budgets for anticipated construction and related costs. The amount of required financing will depend in large part on the optimization study report.

We presently expect to finalize commitments for GeoCam’s secured debt financing from one or more international institutions as early as the end of 2008. The proceeds will be used to complete all pre-mining construction and development work, to construct ore processing facilities, roads, housing and other required infrastructure, and to provide working capital for the Nkamouna project, the first of several deposits we have located on the GeoCam properties. We presently expect to begin production from the Nkamouna project in late 2010.

Securing required financing will be dependent on numerous factors affecting the expected economics of the Nkamouna project, including: cost of capital, market conditions and demand for cobalt, nickel and manganese that would be produced, arrangement of metal sales agreements and the pricing and terms of such agreements, cost trends and availability of mining and processing equipment as well as operating materials and services necessary to develop and operate the properties, existing environmental and reclamation commitments, compliance with any additional government requirements or approvals associated with project development and operation, political unrest, geopolitical developments, and the competitive position of existing and prospective cobalt and nickel projects worldwide.

Geovic Mining Corp.

(an exploration stage company)

Overview (cont’d.)

Other significant factors affecting the success of the Nkamouna project include the political stability of the Republic of Cameroon and surrounding sub-Saharan African countries, and our ability to recruit, train and retain a stable local workforce, and meet the logistical challenges of developing the project in a relatively undeveloped, remote area in Cameroon. The Company expects that the upward trending of world commodity prices, including metals, over the last 18 to 24 months suggests that we will be able to successfully operate the Nkamouna mine over at least 19 years of anticipated mining operations

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007:

The Company had no revenue from operations and incurred losses during the first quarters of 2008 and 2007, and has had no revenue since inception. The net loss increased approximately $1.1 million in the first quarter of 2008 compared to the first quarter 2007. Exploration expenses increased by $1.7 million in the quarter compared to the year earlier period, of which $1.5 million represents increased exploration activity in Cameroon (including consulting activity on the Nkamouna project conducted in the United States) and a smaller increase of $0.2 million in exploration expense in other Company projects in the United States. In 2008 exploration activity increased in Cameroon as we continued our efforts to increase reserves at the Nkamouna project and establish reserves for the nearby Mada deposits. In the first quarter of 2007 the GeoCam minority shareholders had not yet agreed to make additional capital contributions to meet their share of GeoCam exploration and operating expenses, and we did not have an exploration budget in place in GeoCam and there was a lower level of activity. We expect to continue an increased level of exploration and related expenditures during the rest of 2008, both in Cameroon, and to a lesser extent, in the United States.

Also, during the first quarter of 2008 we made annual grants of options under the Stock Option Plan to officers and directors, the result of which was a $0.9 million increase in stock based compensation compared to the year earlier quarter when there were no options granted. We do not anticipate that additional options will be granted to these officers and directors during 2008, but options may be granted to newly hired employees or new directors.

These increases in expenses were partially offset by a credit for $1.3 million of GeoCam minority interest equity contributions made in 2007, representing the minority shareholders’ share of the exploration expenditures in Cameroon during the first quarter of 2008. There was no such credit in the first quarter of 2007. We also had additional interest income in the quarter, reflecting interest on our cash, which was significantly higher in 2008 compared to 2007.

As an exploration stage company, we have charged our exploration and pre-construction expenses incurred for GeoCam to operations in the periods incurred and no such expenditures have been capitalized. We expect to continue this practice until the final optimization study now underway is accepted and a final development and mining plan is adopted. Once we begin to capitalize expenditures at the Nkamouna project, our results of operations for financial reporting purposes during periods before mining and processing activities begin, may be affected.

Geovic Mining Corp.

(an exploration stage company)

Capital Resources and Liquidity

At March 31, 2008 we had approximately $75 million of cash and cash equivalents, a decrease of approximately $3.5 million from December 31, 2007. Our cash and cash equivalents are invested in U.S. dollar deposits and money market funds.

We do not anticipate revenue until the Nkamouna project commences operations. We believe that our cash resources will satisfy our cash requirements at least through 2008. We expect our annual general and administrative expenses to total approximately $3-4 million and we expect to incur $6-10 million for acquisition and exploration of mineral properties in the United States in 2008. We anticipate that most of the balance of our cash will be available and used to meet our share of anticipated exploration and operating expenses in Cameroon during 2008 and thereafter.

We have proposed that GeoCam adopt a significantly increased operating and exploration budget for 2008, although the budget has not been approved formally by the minority shareholders. We will be obligated to fund 60% of the shareholder capital required to fund the budget adopted, after the minority shareholders have contributed at least $15 million, as required in accordance with the agreement among the GeoCam shareholders completed at the end of 2007.

In addition, we anticipate that Nkamouna project financing may be in place as early as the end of 2008. We expect that GeoCam shareholders will be required by lenders at the time the financing is committed to agree to increase GeoCam capitalization, for use in payment of a significant portion of budgeted mine and mill construction and working capital expenses. The Company will be required to pay its proportional share of such capital increases. Under the agreement among shareholders of GeoCam, the minority shareholders have agreed to pay their respective shares of future capital and related costs expected to be incurred in completing the development and bringing the Nkamouna deposit into production. However, if the minority shareholders are unwilling or unable to fund their obligations in future years we may advance some or all of such obligations, which could increase our cash requirements. We thus expect that a significant portion of our cash resources will be expended or committed for that purpose by the end of 2008, or early in 2009 and our cash balances will continue to decrease from quarter to quarter.

Our ability to initiate our planned commencement of mining operations at the Nkamouna project and exploration and development activities related to other Cameroon properties will likely depend on raising additional capital to meet some of our portion of GeoCam capital requirements. Raising such capital by the Company depends on a number of factors that are partly or wholly outside of our control. It may not be possible to raise sufficient capital on a timely basis, at an acceptable cost or on reasonable terms. Mine and mill construction costs, and acquisition costs for mining and related equipment have risen considerably in recent years and such increases in the future could result in additional capital requirements during the construction period.

Geovic Mining Corp.

(an exploration stage company)

Capital Resources and Liquidity (cont’d.)

Presently the Company has no debt or other similar obligations or commitments, and we believe that our present capital resources will be sufficient to satisfy the requirements described above through at least the end of 2008. We have no standby financing arrangements currently in place.

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

Geovic Mining Corp.

(an exploration stage company)

ITEM 4.	CONTROLS AND PROCEDURES.

The Company adopted and maintained a set of disclosure controls and procedures during the year ended December 31, 2007 and during the quarter ended March 31, 2008, designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in applicable reporting requirements. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The principal executive officer and principal financial officer of the Company have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended “Exchange Act”) as of March 31, 2008. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Company, including consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company will continue to develop, maintain, and review the effectiveness of our internal control over financial reporting and will implement changes as necessary or appropriate.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 1A.	RISK FACTORS.

There are no material changes to the Risk Factors previously disclosed in our Annual Report of form 10-K for the fiscal year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2008 we issued 7,834 restricted shares to 2 persons upon exercise of outstanding warrants at $1.75 per share. No underwriter was involved in the exercise. The issuance of the shares was exempt from the registration provisions of the Securities Act under Section 4(2), as each of the persons to whom the restricted shares holds the shares for investment purposes, and may not transfer the shares except in compliance with the Securities Act. Certificates representing the shares are required to bear a restrictive legend to that effect.

Geovic Mining Corp.

(an exploration stage company)

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

(a) Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

Geovic Mining Corp.

(an exploration stage company)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVIC MINING CORP. Registrant

May 14, 2008	By:	/s/ John E. Sherborne
John E. Sherborne Chief Executive Officer

May 14, 2008	By:	/s/ Greg Hill
Greg Hill Chief Financial Officer

Geovic Mining Corp.

(an exploration stage company)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002