Form 10-Q
period 2008-06-30
GEOVIC MINING CORP.
filed 2008-08-13
CIK 1398005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes   ☒    No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

102,902,686

Common Shares, $0.0001 par value, outstanding at August 1, 2008

Geovic Mining Corp.

(an exploration stage company)

Geovic Mining Corp.

(An Exploration Stage Company)

FORM 10-Q

For the Three Months and Six Months Ended June 30, 2008

In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars References to “Cdn” are to Canadian currency and references to “CFA franc” are to Cameroonian currency.

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

(In thousands)

	Unaudited June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$66,102	$78,479
Accounts receivable	107	240
Income tax receivable	417	404
Prepaid expenses	301	161
Other	443	109

Total current assets	67,370	79,393
Property, plant and equipment, net [note 5]	1,135	664
Mineral properties [note 6]	3,194	2,822
Deposits	—	57

Total assets	$71,699	$82,936

LIABILITIES
Current liabilities:
Accounts payable	$730	1,553

Total current liabilities	730	1,553
Contingent liability [note 11a]	281	241

Total liabilities	1,011	1,794

Commitments and contingencies [note 11]
Minority interest [note 9]	—	1,878

STOCKHOLDERS’ EQUITY
Common stock, par value of $0.0001, 200 million shares authorized and 102.9 and 101.3 million shares issued and outstanding in 2008 and 2007, respectively	10	10
Additional paid-in capital [note 8]	105,761	104,000
Stock warrants [note 8]	15,748	15,748
Deficit accumulated during the exploration stage	(50,831)	(40,494)

Total stockholders’ equity	70,688	79,264

Total liabilities and stockholders’ equity	$71,699	$82,936

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

	Three months ended June 30,		Six months ended June 30,		Since Inception
	2008	2007	2008	2007
EXPENSES (INCOME)
Exploration costs [note 4]	$5,798	$1,982	$8,978	$3,430	$32,409
General and administrative	1,391	992	2,371	1,920	11,333
Stock based compensation [note 7]	531	162	1,582	346	15,217
Depreciation	64	15	87	27	867

	7,784	3,151	13,018	5,723	59,826
Interest income	(339)	(840)	(803)	(1,079)	(4,349)
Minority interest [note 9]	(560)	(901)	(1,878)	(901)	(5,092)

Net loss before income taxes	(6,885)	(1,410)	(10,337)	(3,743)	(50,385)
Income tax expense	—	338	—	372	446

Net loss	$(6,885)	$(1,748)	$(10,337)	$(4,115)	$(50,831)

Net loss per share	$(0.07)	$(0.02)	$(0.10)	$(0.05)

Weighted average shares outstanding	102,200,620	82,942,604	101,873,242	82,942,604

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,		Since Inception
	2008	2007	2008	2007
OPERATING ACTIVITIES
Net loss	$(6,885)	$(1,748)	$(10,337)	$(4,115)	$(50,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	64	15	87	27	867
Stock-based compensation expense	531	162	1,582	346	15,217
Increase (decrease) in minority interest	(560)	(901)	(1,878)	(901)	(5,092)
Changes in non-cash operating working capital:
(Increase) decrease in accounts receivable	1	(138)	133	(306)	(107)
(Increase) decrease in income tax receivable	(13)	—	(13)	—	(417)
(Increase) decrease in prepaid expenses	239	(35)	(140)	(10)	(301)
(Increase) decrease in other assets	(431)	—	(277)	3	(443)
Increase (decrease) in accounts payable	(1,541)	585	(823)	669	730
Increase (decrease) in income tax payable	—	212	—	(256)	—
Increase in contingent liability	40	—	40	—	281

Cash used in operating activities	(8,555)	(1,848)	(11,626)	(4,543)	(40,096)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(176)	(41)	(558)	(89)	(2,002)
Acquisition of mineral leases	(183)	(784)	(372)	(783)	(3,194)

Cash used in investing activities	(359)	(825)	(930)	(872)	(5,196)
FINANCING ACTIVITIES
Minority interest contribution	—	5,092	—	5,092	5,092
Proceeds from issuance of common stock and preferred stock	—	28,802	—	67,158	95,589
Proceeds from issuance of stock warrants	—	5,613	—	13,093	16,168
Proceeds from exercise of stock options and warrants	68	1,893	179	1,934	2,290
Stock issue costs	—	(1,825)	—	(5,001)	(7,745)

Cash provided by financing activities	68	39,575	179	82,276	111,394
Net increase (decrease) in cash	(8,846)	36,902	(12,377)	76,861	66,102
Cash, beginning of period	74,948	49,333	78,479	9,374	—

Cash, end of period	$66,102	$86,235	$66,102	$86,235	$66,102

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

2. BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and accordingly do not include all disclosures required for annual financial statements. References to “$” are to U.S. currency; references to “Cdn$” are to Canadian currency; and references to “CFA Franc” are to Cameroonian currency.

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

Adjustable rate securities are carried at amortized cost. However, due to the short-term nature of these investments, the amortized cost approximates fair market value. Marketable equity securities are carried at fair market value, as they are classified as “available-for-sale” securities under the provisions of FAS No. 115.

3. RECENTLY ADOPTED OR ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2008, the FAS B issued Statement of Financial Accounting Standards (“FAS”) No. 161, Disclosure about Derivative Instruments and Hedging Activities (“FAS 161”), an amendment of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS 161 requires increased qualitative, quantitative and credit risk disclosures, but does not change the scope or accounting requirements of FASB No. 133. FAS No. 161 is effective for financial statements issued after November 15, 2008. The Company is evaluating the potential impact, if any, of the adoption of FAS No. 161 on the Company’s financial statements.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations (“FAS 141(R)”), which amends FAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141(R) is effective for the Company’s fiscal year beginning January 1, 2009 and is to be applied prospectively. The Company is currently evaluating the potential impact of adopting this statement on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for the Company’s fiscal year beginning January 1, 2008. The adoption of FAS 159 did not have a material impact on the Company’s financial results.

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

4. EXPLORATION COSTS

The following is a summary of the exploration costs incurred by the Company (in thousands).

	Three Months Ended		Six Months Ended		Since Inception
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Cameroon, Africa:
Property evaluation	$3,978	$982	$4,797	$2,064	$15,440
Metallurgical studies	266	88	283	253	2,719
Exploration office costs	1,278	679	3,278	829	12,202
Property surface area tax	37	—	74	—	578

	5,559	1,749	8,432	3,146	30,939

Other projects:
Colorado/Wyoming	190	218	422	244	1,292
Arizona	49	10	116	35	162
Other	—	5	8	5	16

	239	233	546	284	1,470

Total Exploration Costs	$5,798	$1,982	$8,978	$3,430	$32,409

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. PROPERTY, PLANT AND EQUIPMENT

As of the end of the period, property, plant and equipment consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Machinery and equipment	$427	$420
Vehicles	721	452
Furniture and equipment	642	360

	1,790	1,232
Less accumulated depreciation	(655)	(568)

	$1,135	$664

6. MINERAL PROPERTY COSTS

During the three and six months ended June 30, 2008, the Company, through its wholly-owned subsidiary Geovic Energy Corp. entered into mineral lease agreements with a number of parties in Colorado/Wyoming for cash consideration of $0.2 million and $0.4 million, respectively. These lease agreements give the Company the right to explore for, develop and produce uranium and other minerals on these properties for periods specified in the agreements which under certain circumstances can be extended.

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

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. STOCK-BASED COMPENSATION

Stock Options

The following table summarizes the Company’s stock option activity and related information for the six months ended June 30, 2008:

	Options Available for Grant	Options Outstanding
		Number Outstanding	Weighted-Average Exercise Price per Share
Available and outstanding at December 31, 2007	4,031,114	13,567,908	$0.61
Granted	(1,710,000)	1,710,000	1.64
Exercised	—	(1,604,440)	0.46
Amendment to Company Option Plan	2,705,418	—	—
Expired	307,790	(307,790)	1.71

Available and outstanding at June 30, 2008	5,334,322	13,365,678	$0.79

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. STOCK-BASED COMPENSATION (CONT’D.)

Stock Options (cont’d.)

The following table summarizes information concerning options outstanding and exercisable as of June 30, 2008:

Exercise Price	Number of Options	Weighted Average Remaining Contract Life (in years)	Weighted Average Exercise Price
$ 0.050	2,929,500	9	$0.050
0.075	2,053,842	8	0.075
0.225	718,596	9	0.225
0.100	242,244	6	0.100
0.150	1,651,748	6	0.150
0.375	361,176	7	0.375
0.563	90,392	7	0.563
1.075	448,414	9	1.075
1.300	709,766	8	1.300
(Cdn$1.95) 1.713	800,000	2	1.713
1.220	20,000	9	1.220
(Cdn$2.36) 2.440	1,630,000	10	2.440
(Cdn$1.68) 1.680	1,500,000	10	1.680
(Cdn$1.24) 1.210	40,000	10	1.210
(Cdn$1.39) 1.400	100,000	10	1.400
(Cdn$1.33) 1.320	50,000	10	1.320
(Cdn$1.30) 1.280	20,000	10	1.280

Outstanding	13,365,678	8	$0.790

Exercisable	11,571,678	8	$0.600

On January 3, 2008, and April 1, 2008, the Company granted options in accordance with the Company’s Stock Option Plan to purchase an aggregate of 1,500,000 shares to two employee directors, four outside directors and six employees of the Company or its subsidiaries and 40,000 shares to one employee, respectively, at exercise prices of Cdn$1.68 and Cdn$1.24, respectively, per share. In June 2008, the Company granted options to purchase 170,000 shares to the new General Manager of Geovic Cameroon, one outside director, and a new employee of the Company at exercise prices of Cdn$1.39, Cdn$1.33, and Cdn$1.30, respectively. The options are exercisable for a term of ten years and subject to a two year vesting schedule with 40% of the options vesting immediately, a 30% vesting on the first anniversary of the grant and 30% vesting on the second anniversary of the grant. All of the options’ exercise prices are equal to the reported closing price for the Company’s common stock on the day before the grant, as reported by the Toronto Stock Exchange.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. STOCK-BASED COMPENSATION (CONT’D.)

Restricted Stock Awards

The Company granted restricted stock of 5,595 shares to an employee during the fourth quarter of 2006 subject to certain vesting requirements (prior to RTO two-for-one exchange). The restricted stock vested during the six months ended June 30, 2008 and the Company recorded $14 thousand of stock-based compensation expense.

8. STOCKHOLDERS’ EQUITY

The following table summarizes information concerning the changes in stockholders’ equity for the six months ended June 30, 2008:

	Common Stock		StockPurchase Warrants	Additional paid-in capital	Deficit	Total
	Shares	Amount
Balance, December 31, 2007	101,290,412	$10	$15,748	$104,000	$(40,494)	$79,264

Stock options and warrants exercised	1,612,274	—	—	179	—	179
Stock-based compensation	—	—	—	1,582	—	1,582
Net loss for period	—	—	—	—	(10,337)	(10,337)

Balance, June 30, 2008	102,902,686	$10	$15,748	$105,761	$(50,831)	$70,688

Public Offering

On March 6, 2007, the Company raised gross proceeds of Cdn$54 million in a public offering through underwriters of 21.6 million units (including the over-allotment option exercised by the underwriters) at Cdn$2.50 per unit. Each unit consisted of one common share of the Company and one-half of one common stock warrant of the Company. Each whole warrant entitles the holder to purchase one common share of the Company at a price of Cdn$3.00 for a period of five years following closing of the offering. The net proceeds received by the Company after payment of the cash commission to the underwriters (equal to 6% of the gross proceeds of the offering) were Cdn$50.76 million, equivalent to approximately $43.09 million. From this amount the Company paid other expenses of the offering of approximately $0.5 million.

On April 27, 2007, the Company issued and sold 8,750,000 units (the “Units”) of the Company at a price of Cdn$4.00 per Unit (the “Issue Price”) for aggregate gross proceeds to the Company of Cdn$35 million. Each Unit consisted of one common share and one-half of one common stock warrant (each whole warrant, a “Warrant”). Each Warrant entitles the holder thereof to purchase one common share at a price of Cdn$5.00 for 5 years following the closing date. From the gross proceeds the Company paid a cash commission to the underwriters equal to 5% of the gross proceeds of the offering and paid other expenses of the offering of approximately Cdn$0.2 million. The Company also granted to the underwriters an over-allotment option to purchase up to an additional 1,312,500 Units of the Company at the Issue Price which the underwriters were entitled to exercise for a period of up to 30 days following the closing date. The Company has issued and sold 834,200 Units to the underwriters for additional gross proceeds of Cdn$3.3 million, representing additional net proceeds of Cdn$3.2 million after payment of the cash commission to the underwriters (equal to 5% of the additional gross proceeds).

Stock Warrants

On June 18 and June 20, 2008, the Company issued 250,000 and 50,000 warrants, respectively, to two different consulting companies in lieu of cash compensation for services rendered. The terms of the June 18, 2008 warrants include an exercise price of Cdn$1.26 and a vesting schedule of 50% upon grant and the balance after one year. These warrants expire June 19, 2011. The terms of the

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. STOCKHOLDERS’ EQUITY (CONT’D.)

Stock Warrants (cont’d.)

June 20, 2008 warrants include an exercise price of Cdn$1.26 per share and a vesting schedule of 25% upon grant, and 25% each quarterly anniversary date thereafter through March 20, 2009. These warrants expire June 21, 2011. The Company recorded stock-based compensation expense of approximately $70 thousand for the quarter ended June 30, 2008. The exercise prices of the warrants are equal to the reported closing prices of the Company’s common stock on the day before the grants, as reported by the Toronto Stock Exchange.

During the six months ended June 30, 2007, the Company issued 10,800,000 stock warrants in connection with a financing dated March 6, 2007 and 4,792,100 stock warrants in connection with a financing dated April 27, 2007. The contract life of the warrants is five years. The bifurcated fair value of the stock warrants ($13,093,286) is estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: expected dividend: 0%; risk-free rate: 4.5% to 4.7%; expected volatility: 73.2% to 75.7%; and expected life: 3 years.

The following table summarizes the Company’s stock warrant activity and related information for the six months ended June 30, 2008:

	Number Outstanding	Weighted-Average Exercise Price per Share
Warrants outstanding at December 31, 2007	21,034,419	$4.02
Granted	300,000	1.25
Exercised	(7,834)	1.75
Expired	(258,948)	1.75

Warrants outstanding at June 30, 2008	21,067,637	$3.36

9. MINORITY INTEREST

From the inception of the Cameroon project through December 31, 2006, Geovic advanced all operating expenditures on behalf of GeoCam and all such expenditures were consolidated in the accounts of the Company. On April 12, 2007, GeoCam stockholders approved a GeoCam capital increase through the issuance of 650,000 new shares at 10 thousand CFA francs per share, or a total of 6.5 billion CFA francs (equivalent to approximately $13.5 million). All of the new shares approved for issuance were purchased by or for the accounts of the stockholders of GeoCam, including Geovic, in their respective ownership interests prior to the capital increase. The share purchases were completed by May 12, 2007. As a result, GeoCam received funds that were being held by GeoCam in US$ and CFA francs accounts in the Cameroon branch of a large international bank.

As of June 30, 2008, all of the minority stockholders’ contributions from the aforesaid capital increase, approximately $5.1 million, had been expended. Therefore, any amount previously recorded on the balance sheet has been reduced to zero. In addition, the minority stockholder’s share of expenses incurred during the six month period exceeded the remaining balance of the minority interest as of December 31, 2007. This amount, approximately $1.9 million, has been included in the loss in the Company’s consolidated statement of operations for the period ended June 30, 2008. See Note 13.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. RELATED PARTY TRANSACTIONS

On June 6, 2004, Geovic, Ltd., entered into an agreement with Mineral Services, LLC related to project development, technical, financing, and marketing services. Mineral Services, LLC is owned by a person who became a director of the Company on September 27, 2006. Total fees paid to Mineral Services, LLC under the agreement for the three month periods ending June 30, 2008 and 2007 were $10 thousand and $10 thousand, respectively, and for the six month periods ending June 30, 2008 and 2007 were $20 thousand and $20 thousand, respectively.

11. COMMITMENTS AND CONTINGENCIES

[a]	During the year ended December 31, 2003, Geovic received a grant from the United States Trade and Development Agency (USTDA). The grant reimburses Geovic for 50% of the cost of a feasibility study for GeoCam’s Cameroon mining project. The grant specifies that, if the project is successful, all grant reimbursement proceeds received by Geovic must be paid back to the USTDA. The proceeds would be paid back once project financing is acquired. If the project is unsuccessful, the reimbursement proceeds would be considered a grant and Geovic would not be required to pay back the USTDA. As of December 31, 2005, Geovic has received $0.2 million in grant reimbursement proceeds from the USTDA. In May 2008, the Company received an additional $40 thousand in grant reimbursement proceeds. The Company has recorded a contingent liability for these amounts as of December 31, 2007 and June 30, 2008.

[b]	The Company is committed to future minimum rent and lease payments of $0.3 million under operating lease agreements for office space in Grand Junction, Colorado, USA, and Yaoundé, Cameroon.

[c]	On November 8, 2006, Geovic entered into a patent license agreement with Inco Limited (“Inco”) with respect to certain technological processes and equipment related to processing nickel and cobalt. As partial consideration for the agreement, Geovic paid Inco an initial payment of $20 thousand. Geovic agreed to pay Inco a royalty based on the net selling price of production, as defined, up to maximum of $0.4 million during each 12 month period subject to a total maximum consideration (exclusive of the initial payment) equal to $2 million.

[d]	GeoCam received a letter from the Minister of Industry, Mines and Technological Development of the Republic of Cameroon on March 20, 2006 requesting payment of surface area taxes of approximately $0.5 million (CFA240 million) and a penalty of the same amount for the period from 2003 to 2005. GeoCam has disputed this amount based on its interpretation of the Mining Convention signed on July 31, 2002 that GeoCam is only committed to pay this surface area tax once commercial exploitation begins. GeoCam has further disputed the amount of surface area subject to tax which reduces the estimated liability to $0.4 million (CFA187.5 million).

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

Recent Accounting Pronouncements

The CICA has issued new standards, which could potentially affect the financial disclosures and results of operations of the Company for interim and annual periods beginning January 1, 2008. After review by the Company, these have no material impact on the Company’s financial statements.

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

13. SUBSEQUENT EVENTS

In July 2008, the Company’s majority owned subsidiary, GeoCam, borrowed 3 billion CFA francs (approximately $7 million) from a minority stockholder to fund short term operating expenses related to the 2008 operating budget adopted by the GeoCam board in anticipation of a capital increase expected to be approved by GeoCam stockholders during the third quarter. The rate of interest on the loan is 7.5% per annum. The loan matures upon completion of the funding of the next shareholder approved capital increase.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Management’s Discussion & Analysis (“MD&A”) is intended to provide an analysis of the Company’s financial results for the three and six month periods ended June 30, 2008 compared to the comparable periods of the prior year. These financial statements were prepared in accordance with United States generally accepted accounting principles. All amounts presented in the financial statements are in U.S. dollars unless indicated otherwise. Reference should also be made to the Company’s other disclosure materials filed from time to time on www.sec.gov or the Company’s website at www.geovic.net.

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

Our success will be largely dependent on our ability to secure required financing to expeditiously explore and develop our mineral properties and, in particular, the mineral reserves on the GeoCam properties. The final feasibility study delivered in December 2007 estimated that total capital and pre-opening operating expenses and initial working capital for the Nkamouna project in Cameroon would be as high as $397 million. An optimization study by outside consultants was contracted in December 2007 to review and improve the efficiencies and re-examine project capital costs described in the feasibility study. We presently expect the optimization study to be completed in the third quarter of 2008. The optimization report will also finalize detailed mine plans, milling and processing facilities plans and budgets for anticipated construction and related costs. The amount of required financing will depend in large part on the optimization study report.

We presently expect to finalize commitments for GeoCam’s secured debt financing from one or more international institutions in early 2009. The proceeds will be used to complete pre-mining construction and development work, to construct ore processing facilities, roads, housing and other required infrastructure, and to provide working capital for the Nkamouna project, the first of several deposits we have located on the GeoCam properties. We presently expect to begin production from the Nkamouna project in late 2010.

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

Results of Operations

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007:

The Company had no revenue from operations and incurred losses during the first six months of 2008 and 2007, and has had no revenue since inception. The net loss increased approximately $6.2 million in the first six months of 2008 compared to the first six months of 2007. Exploration expenses increased by $5.5 million in the period compared to the year earlier period, of which $5.3 million represents increased exploration activity in Cameroon (including consulting activity on the Nkamouna project conducted in the United States) and a smaller increase of $0.2 million in exploration expense in other Company projects in the United States. In 2008 exploration activity increased in Cameroon as we continued our efforts to increase reserves at the Nkamouna project and establish reserves for the nearby Mada deposit. We expect to continue an increased level of exploration and related expenditures during the rest of 2008, both in Cameroon and the United States.

Results of Operations (cont’d.)

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007 (cont’d.):

Also, during the first six months of 2008 we made annual grants of options under the Stock Option Plan to officers and directors, the result of which was a $1.2 million increase in stock based compensation compared to the year earlier period when there were no options granted. We do not anticipate that additional options will be granted to these officers and directors during 2008, but options may be granted to newly hired employees or new directors. In addition, the Company granted warrants to two consulting companies in June 2008 for investor relations services, which resulted in stock-based compensation of approximately $70 thousand during the period.

These increases in expenses were partially offset by a credit for $1.9 million of GeoCam minority interest equity contributions made in 2007, representing the minority stockholders’ share of the exploration expenditures in Cameroon during the first six months of 2008, and $0.9 million during the first six months of 2007.

As an exploration stage company, we have charged our exploration and pre-construction expenses incurred for GeoCam to operations in the periods incurred and no such expenditures have been capitalized. We expect to continue this practice until the final optimization study now underway is accepted and a final development and mining plan is adopted. Once we begin to capitalize expenditures at the Nkamouna project, our results of operations for financial reporting purposes during periods before mining and processing activities begin may change.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007:

The net loss increased approximately $5.1 million in the second quarter of 2008 compared to the second quarter 2007. Exploration expenses increased by $3.8 million in the quarter compared to the year earlier period, nearly all related to increased exploration activity in Cameroon. In 2008 exploration activity increased in Cameroon as we continued our efforts to increase reserves at the Nkamouna project and establish reserves for the nearby Mada deposit. We expect to continue an increased level of exploration and related expenditures during the rest of 2008, both in Cameroon, and to a lesser extent, in the United States.

Also, during the second quarter of 2008 we made grants of options under the Stock Option Plan to three persons, the result of which was a $0.3 million increase in stock based compensation compared to the year earlier quarter when there were no options granted. We do not anticipate that additional options will be granted to these officers and directors during 2008, but options may be granted to newly hired employees or new directors. In addition, the Company granted warrants to two companies in June 2008, which resulted in stock-based compensation of approximately $70 thousand during the period.

These increases in expenses were partially offset by a credit for $0.6 million of GeoCam minority interest equity contributions made in 2007, representing the minority stockholders’ share of the exploration expenditures in Cameroon during the second quarter of 2008, and 0.9 million during the second quarter of 2007.

Capital Resources and Liquidity

At June 30, 2008 we had approximately $66.1 million of cash and cash equivalents, a decrease of approximately $12.4 million from December 31, 2007. Our cash is invested in U.S. dollar deposits and money market funds.

We do not anticipate revenue until the Nkamouna project commences operations. We believe that our cash resources will satisfy our current cash commitments for at least the next twelve months. We expect our annual general and administrative expenses to total approximately $3-4 million, and that we will expend additional amounts for acquisition and exploration of mineral properties in the United States in the balance of 2008. However, we anticipate that most of the balance of our available cash will be used to meet our share of anticipated exploration and operating expenses in Cameroon during 2008 and thereafter.

In June 2008 GeoCam adopted an operating and exploration budget of approximately $45 million for 2008. We will be obligated to fund 60% of the capital required to fund the budget adopted, after the minority stockholders have contributed at least $15 million, as required in accordance with the agreement among the GeoCam stockholders completed at the end of 2007.

In addition, we anticipate that Nkamouna project financing may be in place in early 2009. We expect that GeoCam stockholders will be required by lenders at the time the financing is committed to agree to increase GeoCam capitalization, for use in payment of a significant portion of budgeted mine and mill construction and working capital expenses. The Company will be required to pay its proportional share of such capital increases. Under the agreement among shareholders of GeoCam, the minority stockholders have agreed to pay their respective shares of future capital and related costs expected to be incurred in completing the development and bringing the Nkamouna deposit into production. However, if the minority stockholders are unwilling or unable to fund their obligations in future years we may advance some or all of such obligations, which could increase our cash requirements, as well as our equity ownership interest in GeoCam. We thus expect that a significant portion of our cash resources will be expended or committed for that purpose by the end of 2008 or early in 2009 and our cash balances will continue to decrease from quarter to quarter.

Capital Resources and Liquidity (cont’d.)

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

We are participating in the development and providing management services for the Nkamouna project in Cameroon, Africa held by Geovic Cameroon, PLC., (“GeoCam”) our 60% owned subsidiary. In addition, the Company is engaged in the acquisition of mineral projects in other countries, including the United States.

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

ITEM 4T.	CONTROLS AND PROCEDURES.

The Company adopted and maintained a set of disclosure controls and procedures during the year ended December 31, 2007 and during the six months ended June 30, 2008, designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in applicable reporting requirements.

The principal executive officer and principal financial officer of the Company have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended “Exchange Act”) as of June 30, 2008. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Company, including consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. There has been no change in the Company’s internal control over financial reporting during the six months ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company will continue to develop, maintain, and review the effectiveness of our internal control over financial reporting and will implement changes as necessary or appropriate. In the second quarter we engaged a qualified consulting firm for advice regarding any additional internal controls or procedures which should be established in 2008 consistent with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 1A.	RISK FACTORS.

There are no material changes to the Risk Factors previously disclosed in our Annual Report of form 10-K for the fiscal year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2008 we issued 7,834 restricted shares to 2 persons upon exercise of outstanding warrants at $1.75 per share. No underwriter was involved in the exercise. The issuance of the shares was exempt from the registration provisions of the Securities Act under Section 4(2), as each of the persons to whom the restricted shares holds the shares for investment purposes, and may not transfer the shares except in compliance with the Securities Act. Certificates representing the shares are required to bear a restrictive legend to that effect.

On June 18, 2008 and June 20, 2008, the Company issued common stock warrants to purchase up to 250,000 and 50,000 shares at CDN $1.26 respectively, to two consulting firms for services rendered valued at approximately $70,000. Each warrant expires three years from the date of grant. Each warrant and any shares issuable upon exercise are restricted from transfer, except upon registration or exemption from registration under the Securities Act of 1933, as amended (“Act”). The issuance was exempt under Section 4(2) of the Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Information required by this Item relating to the Annual Meeting of Stockholders held June 6, 2008 was reported in a Current Report on Form 8-K filed June 10, 2008.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a) Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVIC MINING CORP.
Registrant

August 13, 2008	By:	/s/ John E. Sherborne
John E. Sherborne
Chief Executive Officer

August 13, 2008	By:	/s/ Greg Hill
Greg Hill
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002