Form 10-Q
period 2008-09-30
GEOVIC MINING CORP.
filed 2008-11-14
CIK 1398005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-52646

GEOVIC MINING CORP.

(Exact name of registrant as specified in its charter)

DELAWARE	20-5919886
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1200 Seventeenth St., Suite 980

Denver, Colorado 80202

(Address of principal executive offices)

(303) 476-6455

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

102,912,686

Common Shares, $0.0001 par value, outstanding at November 9, 2008

Geovic Mining Corp.

(an exploration stage company)

Geovic Mining Corp.

(An Exploration Stage Company)

FORM 10-Q

For the Three Months and Nine Months Ended September 30, 2008

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

(In thousands)

	Unaudited
	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$73,293	$78,479
Accounts receivable	84	240
Income tax receivable	417	404
Prepaid expenses	254	161
Other	1,107	109

Total current assets	75,155	79,393

Property, plant and equipment, net [note 6]	1,307	664
Mineral properties [note 7]	3,243	2,822
Deposits	—	57

Total assets	$79,705	$82,936

LIABILITIES
Current liabilities:
Accounts payable	$3,154	1,553

Total current liabilities	3,154	1,553

Contingent liability [note 12(a)]	330	241

Total liabilities	3,484	1,794

Commitments and contingencies [note 12]
Minority interest [note 10]	9,997	1,878

STOCKHOLDERS’ EQUITY
Common stock, par value of $0.0001, 200 million shares authorized and 102.9 and 101.3 million shares issued and outstanding at September 30, 2008 and December 31, 2007	10	10
Additional paid-in capital [note 9]	106,290	104,000
Stock warrants [note 9]	15,748	15,748
Deficit accumulated during the exploration stage	(55,824)	(40,494)

Total stockholders’ equity	66,224	79,264

Total liabilities and stockholders’ equity	$79,705	$82,936

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share amounts)

					Unaudited Period from November 16, 1994 (inception) to September 30, 2008
	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
EXPENSES (INCOME)
Exploration costs [note 5]	$8,770	$2,172	$17,747	$5,601	$41,179
General and administrative	1,449	799	3,822	2,719	12,782
Stock based compensation [note 8]	528	162	2,111	507	15,745
Depreciation	65	14	152	41	932

	10,812	3,147	23,832	8,868	70,638

Interest income	(283)	(900)	(1,087)	(1,978)	(4,632)
Minority interest [note 10]	(5,536)	(714)	(7,414)	(1,615)	(10,628)

Net loss before income taxes	(4,993)	(1,533)	(15,331)	(5,275)	(55,378)
Income tax expense	—	242	—	614	446

Net loss	$(4,993)	$(1,775)	$(15,331)	$(5,889)	$(55,824)

Net loss per share	$(0.05)	$(0.02)	$(0.15)	$(0.07)

Weighted average shares outstanding	102,905,077	88,967,270	102,219,698	88,967,270

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

					Unaudited Period from November 16, 1994 (inception) to September 30, 2008
	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
OPERATING ACTIVITIES
Net loss	$(4,993)	$(1,775)	$(15,331)	$(5,889)	$(55,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	65	14	152	41	932
Disposal of assets and other	9	—	9	—	9
Stock-based compensation expense	528	162	2,111	507	15,745
Increase (decrease) in minority interest	(5,536)	(714)	(7,414)	3,478	(10,628)
Changes in non-cash operating working capital:
(Increase) decrease in accounts receivable	23	17	156	(289)	(84)
(Increase) decrease in income tax receivable	—	—	(13)	—	(417)
(Increase) decrease in prepaid expenses	47	24	(93)	13	(254)
(Increase) decrease in other assets	(665)	—	(941)	4	(1,107)
Increase (decrease) in accounts payable	2,424	(44)	1,601	624	3,154
Increase (decrease) in income tax payable	—	242	—	(14)	—
Increase (decrease) in contingent liability	49	—	89	—	330

Cash used in operating activities	(8,049)	(2,074)	(19,674)	(1,525)	(48,144)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(245)	(36)	(804)	(124)	(2,248)
Acquisition of mineral leases	(49)	(807)	(421)	(1,591)	(3,243)

Cash used in investing activities	(294)	(843)	(1,225)	(1,715)	(5,491)

FINANCING ACTIVITIES
Minority interest contribution	15,533	—	15,533	—	20,625
Proceeds from issuance of common stock and preferred stock	—	—	—	67,159	95,589
Proceeds from issuance of stock warrants	—	—	—	13,093	16,168
Proceeds from exercise of stock options and warrants	1	21	180	1,954	2,291
Stock issue costs	—	(39)	—	(5,040)	(7,745)

Cash provided by (used in) financing activities	15,534	(18)	15,713	77,166	126,928

Net increase (decrease) in cash	7,191	(2,935)	(5,186)	73,926	73,293
Cash, beginning of period	66,102	86,235	78,479	9,374	—

Cash, end of period	$73,293	$83,300	$73,293	$83,300	$73,293

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Geovic Mining Corp. (the “Company”) is incorporated under the laws of the state of Delaware. The Company owns 100% of the shares of Geovic, Ltd. (“Geovic”), a company that has been in the mining exploratory stage since its inception on November 16, 1994.

Geovic is engaged in the business of exploring for cobalt, nickel, manganese and related minerals through its majority-owned (60%) subsidiary, Geovic Cameroon, PLC (“GeoCam”), a financially dependent public limited company duly organized and incorporated under the laws of the Republic of Cameroon. The Company is an exploration stage company in the process of planning to develop its mineral properties through its subsidiaries.

2. BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements of the Company and its subsidiaries, all of which are wholly owned subsidiaries except for GeoCam, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and accordingly do not include all disclosures required for annual financial statements. References to “$” are to U.S. currency; references to “Cdn$” are to Canadian currency; and references to “CFA Franc” are to Cameroonian currency.

With the exception of new accounting pronouncements discussed in note 3, these interim consolidated financial statements follow the same significant accounting policies and methods of application as the Company’s audited annual consolidated financial statements as included in the Company’s annual report in Form 10K for the year ended December 31, 2007 (the “Annual Financial Statements”). The interim consolidated financial statements should be read in conjunction with the Annual Financial Statements. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for these interim periods are not necessarily indicative of the result that may be expected for the full year ending December 31, 2008.

3. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for the Company’s fiscal year beginning January 1, 2008. The adoption of FAS 159 did not have a material impact on the Company’s consolidated financial results.

In September 2006, the FASB adopted FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the Company’s fiscal year beginning January 1, 2008. The adoption of FAS 157 did not have a material impact on the Company’s consolidated financial results.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 161, Disclosure about Derivative Instruments and Hedging Activities (“FAS 161”), an amendment of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS 161 requires increased qualitative, quantitative and credit risk disclosures, but does not change the scope or accounting requirements of FASB No. 133. FAS No. 161 is effective for financial statements issued after November 15, 2008. The Company is evaluating the potential impact, if any, of the adoption of FAS No. 161 on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“FAS 160”) which establishes accounting and reporting standards pertaining to (i) ownership interests in subsidiaries held by parties other than the parent, (ii) the amount of net income attributable to the parent and to the noncontrolling interest, (iii) changes in a parent’s ownership interest, and (iv) the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. FAS 160 also requires that the reporting company clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the potential impact of adopting this statement on the Company’s consolidated financial position, results of operations or cash flows.

5. EXPLORATION COSTS

The following is a summary of the exploration costs incurred by the Company through September 30, 2008 for the periods presented (in thousands).

	Three Months Ended		Nine Months Ended		Unaudited Period from November 16, 1994 (inception) to September 30, 2008
	Sept 30, 2008	Sept 30, 2007	Sept 30, 2008	Sept 30, 2007
Cameroon, Africa:
Property evaluation	$7,284	$1,102	$12,999	$3,098	$22,724
Metallurgical studies	17	48	301	301	2,736
Exploration office costs	1,188	259	3,563	1,088	13,390
Property surface area tax	36	34	113	102	614

	8,525	1,443	16,976	4,589	39,464

Other projects:
Colorado/Wyoming	193	518	615	761	1,485
Arizona	19	42	137	77	181
Other	33	169	19	174	49

	245	729	771	1,012	1,715

Total Exploration Costs	$8,770	$2,172	$17,747	$5,601	$41,179

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PROPERTY, PLANT AND EQUIPMENT

As of the end of the period, property, plant and equipment consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Machinery and equipment	$320	$420
Vehicles	734	452
Furniture and equipment	635	360

	1,689	1,232

Less accumulated depreciation	(382)	(568)

	$1,307	$664

7. MINERAL PROPERTY COSTS

During the three and nine months ended September 30, 2008, the Company, through its wholly-owned subsidiary Geovic Energy Corp. entered into mineral lease agreements with a number of parties in Colorado/Wyoming for cash consideration of $49 thousand and $0.4 million, respectively. These lease agreements give the Company the right to explore for, develop and produce uranium and other minerals on these properties for periods specified in the agreements which under certain circumstances can be extended.

The lease agreements have an initial term of up to 10 years and are generally fully paid in advance. The Company would be required to make royalty payments if it produces minerals from the properties. The mining claims are renewable annually in accordance with United States mining laws. See note 5 for additional expenses associated with these projects.

8. STOCK-BASED COMPENSATION

Stock Options

The following table summarizes the Company’s stock option activity and related information for the nine months ended September 30, 2008:

		Options Outstanding
	Number of Options	Number Outstanding	Weighted-Average Exercise Price per Share
Available and outstanding at December 31, 2007	4,031,114	13,567,908	$0.61
Granted	(2,060,000)	2,060,000	1.51
Exercised	—	(1,614,440)	0.06
Additional Options Available for Grant Pursuant to Plan Amendment	2,715,418	—	—
Expired	307,790	(307,790)	1.71

Available and outstanding at September 30, 2008	4,994,322	13,705,678	$0.79

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. STOCK-BASED COMPENSATION (CONT’D.)

Stock Options (cont’d.)

The following table summarizes information concerning options outstanding and exercisable as of September 30, 2008:

Exercise Price		Number of Options	Weighted Average Remaining Contract Life (in years)	Weighted Average Exercise Price
	$0.050	2,929,500	8	$0.050
	0.075	2,043,842	7	0.075
	0.225	717,796	8	0.225
	0.100	242,244	5	0.100
	0.150	1,654,520	5	0.150
	0.375	360,968	6	0.375
	0.563	88,628	6	0.563
(Cdn$ 0.80)	0.748	200,000	10	0.750
	1.075	448,414	8	1.075
(Cdn$ 1.04)	0.980	100,000	10	0.980
	1.300	709,766	7	1.300
(Cdn$ 1.95)	1.713	800,000	2	1.713
	1.220	20,000	8	1.220
(Cdn$ 1.27)	1.240	50,000	10	1.240
(Cdn$ 2.36)	2.440	1,630,000	9	2.440
(Cdn$ 1.68)	1.680	1,500,000	10	1.680
(Cdn$ 1.24)	1.210	40,000	10	1.210
(Cdn$ 1.39)	1.400	100,000	10	1.400
(Cdn$ 1.33)	1.320	50,000	10	1.320
(Cdn$ 1.30)	1.280	20,000	10	1.280

Outstanding		13,705,678	7	$0.790

Exercisable		11,701,628	7	$0.600

On January 3, 2008, and April 1, 2008, the Company granted options in accordance with the Company’s Stock Option Plan to purchase an aggregate of 1,500,000 shares to two employee directors, four outside directors and six employees of the Company or its subsidiaries and 40,000 shares to one employee, respectively, at exercise prices of Cdn$1.68 and Cdn$1.24, respectively, per share. In June 2008, the Company granted options to purchase 170,000 shares to the new General Manager of GeoCam, one outside director, and a new employee of the Company at exercise prices of Cdn$1.39, Cdn$1.33, and Cdn$1.30, respectively. In August 2008, options to purchase up to 50,000 shares were issued to a consultant at Cdn$1.27. In September 2008, options to purchase up to 300,000 shares were issued to a new corporate officer and a new outside director, exercisable at Cdn $1.04 and Cdn$0.80, respectively. The options granted in 2008 are exercisable for a term of ten years and subject to a two year vesting schedule with 40% of the options vesting on the date of grant, a 30% vesting on the first anniversary of the grant and 30% vesting on the second anniversary of the grant. All of the options’ exercise prices are equal to the reported closing price for the Company’s common stock on the day before the grant, as reported by the Toronto Stock Exchange or at a higher price as may be approved by the Board.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. STOCK-BASED COMPENSATION (CONT’D.)

Restricted Stock Awards

The Company granted restricted stock of 5,595 shares to an employee during the fourth quarter of 2006 subject to certain vesting requirements. The restricted stock vested during the nine months ended September 30, 2008 and the Company recorded $14 thousand of stock-based compensation expense.

9. STOCKHOLDERS’ EQUITY

The following table summarizes information concerning the changes in stockholders’ equity for the nine months ended September 30, 2008:

	Common Stock		Stock Purchase Warrants	Additional paid-in capital
	Shares	Amount			Deficit	Total
Balance, December 31, 2007	101,290,412	$10	$15,748	$104,000	$(40,494)	$79,264

Stock options and warrants exercised	1,622,274	—	—	180	—	180
Stock-based compensation	—	—	—	2,110	—	2,110
Net loss for period	—	—	—	—	(15,330)	(15,330)

Balance, September 30, 2008	102,912,686	$10	$15,748	$106,290	$(55,824)	$66,224

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

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCKHOLDERS’ EQUITY (CONT’D.)

Stock Warrants

On June 18 and June 20, 2008, the Company issued 50,000 and 250,000 warrants, respectively, to two different consulting companies in lieu of cash compensation for services rendered. The terms of the June 18, 2008 warrants include an exercise price of Cdn$1.26 and a vesting schedule of 50% upon grant and the balance after one year. These warrants expire June 19, 2011. The terms of the June 20, 2008 warrants include an exercise price of Cdn$1.26 per share and a vesting schedule of 25% upon grant, and 25% each quarterly anniversary date thereafter through March 20, 2009. These warrants expire June 21, 2011. The Company recorded stock-based compensation expense of approximately $23 thousand and $93 thousand for the three and nine-month periods ended September 30, 2008, respectively. The exercise prices of the warrants are equal to the reported closing prices of the Company’s common stock on the day before the grants, as reported by the Toronto Stock Exchange.

During the nine months ended September 30, 2007, the Company issued 10,800,000 stock warrants in connection with the financing dated March 6, 2007 and 4,792,100 stock warrants in connection with the financing dated April 27, 2007. The contract life of the warrants is five years. The bifurcated fair value of the stock warrants ($13,093,286) is estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: expected dividend: 0%; risk-free rate: 4.5% to 4.7%; expected volatility: 73.2% to 75.7%; and expected life: 3 years.

The following table summarizes the Company’s stock warrant activity and related information for the nine months ended September 30, 2008:

	Number Outstanding	Weighted-Average Exercise Price per Share
Warrants outstanding at December 31, 2007	21,034,419	$3.21
Granted	300,000	1.21
Exercised	(7,834)	1.75
Expired	(258,948)	1.75

Warrants outstanding at September 30, 2008	21,067,637	$3.27

10. MINORITY INTEREST

From the inception of the Cameroon project through December 31, 2006, Geovic advanced all operating expenditures on behalf of GeoCam and all such expenditures were consolidated in the accounts of the Company. On April 12, 2007, GeoCam stockholders approved a GeoCam capital increase for 2007 through the issuance of 650,000 new shares at 10 thousand CFA francs per share, or a total of 6.5 billion CFA francs (equivalent to approximately $13.5 million). All of the new shares approved for issuance were purchased by or for the accounts of the stockholders of GeoCam, including Geovic, in their respective ownership interests prior to the capital increase. The share purchases were completed by May 12, 2007.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. MINORITY INTEREST (CONT’D.)

On September 2, 2008, GeoCam stockholders approved a GeoCam capital increase for 2008 through the issuance of 3,034,000 new shares at 10 thousand CFA francs per share, or a total of 30.34 billion CFA francs (equivalent to approximately $67.1 million), to be issued in multiple cash calls made by the GeoCam Board of Directors. The capital increase will satisfy GeoCam’s 2008 budget and Geovic’s pre-2007 capital advances made for GeoCam. The new shares approved for issuance are expected to be, purchased by or for the accounts of the stockholders of GeoCam, including Geovic, in their respective ownership interests prior to the capital increase.

The first cash call equivalent to approximately $38.6 million covered the approximately $23.1 million of pre-2007 capital advances made by Geovic, and in the subsequent cash calls equivalent to $28.6 million Geovic will be responsible for 60.5% of the amounts called. The first cash call of 17.43 billion CFA francs (equivalent to approximately $38.6 million) was completed September 29, 2008, and the subsequent cash calls totaling approximately 12.91 billion CFA francs (equivalent to approximately $28.6 million) are expected to be completed later in 2008 (see note 14). In the first cash call Geovic received credit for approximately $23.1 million of pre-2007 capital advances under the terms of the agreement among the GeoCam stockholders completed at the end of 2007, thereby receiving credit for approximately 10.45 billion CFA francs; in addition, Geovic paid cash of approximately 92 million CFA francs (equivalent to approximately $0.2 million), a majority of which was required under the terms of Geovic’s option to acquire William A. Buckovic’s interest in GeoCam (see note 11[c]). Also, in the first cash call the other minority stockholders converted the 3 billion CFA francs (equivalent to approximately $6.6 million) principal amount of the July 2008 loan to GeoCam and also paid cash of approximately 3.88 billion CFA francs (equivalent to approximately $8.6 million), representing an aggregate investment by the other minority stockholders of approximately 6.9 billion CFA francs (equivalent to approximately $15.2 million).

Geovic will be obligated to fund 60.5% of the subsequent 2008 cash calls which represents approximately 7.81 billion CFA francs in cash (equivalent to approximately $17.3 million) (see note 14). As a result of the first cash call of the 2008 capital increase, GeoCam received funds that are being held by GeoCam in US$ and CFA francs accounts in the Cameroon branch of a large international bank.

The minority interest balance of approximately $10.0 million at September 30, 2008 represents the remaining funds on hand from the capital increases contributed by the minority stockholders as described above. The difference between the original amounts contributed and the balance at September 30, 2008 represents the minority stockholders’ share of the actual expenditures from January 1, 2007 through September 30, 2008. Prior to 2007, no amounts were recognized for minority interest because there was no obligation for the minority stockholders to share these costs.

As of June 30, 2008, all of the minority stockholders’ contributions from the 2007 capital increase, approximately $5.1 million, had been expended. Therefore, any amount previously recorded on the balance sheet was reduced to zero at that date. In addition, the minority stockholders’ share of expenses incurred during the six month period exceeded the remaining balance of the minority interest as of December 31, 2007. This amount, approximately $1.9 million, was offset against the loss in the Company’s consolidated statement of operations for the three and six month periods ended June 30, 2008. For the nine month period ended September 30, 2008 a portion of capital invested by the minority stockholders in the third quarter was utilized to offset the second quarter losses not previously absorbed, as well as the pro rata share of the third quarter losses totaling $7.4 million.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. RELATED PARTY TRANSACTIONS

[a]	In June 2004, Geovic, Ltd., entered into an agreement with Mineral Services, LLC related to project development, technical, financing, and marketing services. Mineral Services, LLC is owned by a person who became a director of the Company on September 27, 2006. Total fees paid to Mineral Services, LLC under the agreement for the three month periods ending September 30, 2008 and 2007 were $10 thousand and $10 thousand, respectively, and for the nine month periods ending September 30, 2008 and 2007 were $30 thousand and $30 thousand, respectively.

[b]	On July 24, 2008, the Company entered into a Relocation Services Agreement with two unaffiliated entities which undertook the coordination and management of relocation of the CEO and Corporate Secretary to the Company’s new headquarter offices in Denver, Colorado. Services to be provided include coordination and payment of moving expenses and listing and sales of residential real estate owned by transferring employees, including servicing of mortgage debt pending sale and payment of net equity in the residence (based on independent appraisals) to the transferring employee prior to sale and other incidental expenses, subject to reimbursement by the Company of all net expenses incurred and payment of fees to the service providers. Subsequent to the end of the third quarter, the Company reimbursed the service providers for amounts paid on behalf of the Company’s CEO and Corporate Secretary (see note 14).

[c]	Geovic holds an option to acquire the 0.5% ownership interest in GeoCam held by William A. Buckovic, an officer and director of the Company and Geovic. Under the option agreement, Geovic is obligated to pay all GeoCam capital increases on behalf of Mr. Buckovic to maintain his ownership interest in GeoCam. During the quarter ended September 30, 2008, Geovic paid approximately $0.2 million in the first cash call as required under the option agreement (see note 10).

12. COMMITMENTS AND CONTINGENCIES

[a]	During the year ended December 31, 2003, Geovic received a grant from the United States Trade and Development Agency (USTDA). The grant reimburses Geovic for 50% of the cost of a feasibility study for GeoCam’s Cameroon mining project. The grant specifies that, if the project is successful, all grant reimbursement proceeds received by Geovic must be paid back to the USTDA. The proceeds would be paid back once project financing is acquired. If the project is unsuccessful, the reimbursement proceeds would be considered a grant and Geovic would not be required to pay back the USTDA. As of September 30, 2008, Geovic has received $0.3 million in grant reimbursement proceeds from the USTDA. The Company has recorded a contingent liability for this amount as of September 30, 2008.

[b]	The Company is committed to future minimum rent and lease payments of $0.3 million under operating lease agreements for office space in Grand Junction, Colorado, USA, and Yaoundé, Cameroon. In September 2008, the Company entered into a five-year lease for office space in Denver, Colorado for which the Company is obligated for future minimum lease payments of $0.6 million.

[c]	On November 8, 2006, Geovic entered into a patent license agreement with Inco Limited (“Inco”) with respect to certain technological processes and equipment related to processing nickel and cobalt. As partial consideration for the agreement, Geovic paid Inco an initial payment of $20 thousand. Geovic agreed to pay Inco a royalty based on the net selling price of production, as defined, up to maximum of $0.4 million during each 12 month period subject to a total maximum consideration (exclusive of the initial payment) equal to $2 million.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES (CONT’D.)

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

GeoCam deposited with the Cameroon tax authority $0.1 million (62.5 million CFA francs) on September 30, 2006 corresponding to the surface area tax for 2003. On November 30, 2006, GeoCam deposited with the Cameroon tax authority a further $0.3 million (125 million CFA francs) corresponding to the surface area tax for 2004 and 2005. GeoCam deposited an additional $0.1 million (62.5 million CFA francs) for the 2006 surface fee charges.

GeoCam believes, based on discussions with the litigation department of the Directorate of Taxation, that the litigation procedure whereby GeoCam contests the penalties related to the surface area will be a productive approach to resolve this matter. On January 17, 2007, GeoCam paid $57 thousand (29.5 million CFA francs), representing approximately 10% of the total contested amount to be paid according to the provisions of the fiscal procedures in force in order to proceed with the litigation procedure.

13. CANADIAN GAAP RECONCILIATION

The Company prepares its financial statements in accordance with U.S. GAAP, which could differ in certain respects from the principles that the Company should follow if the consolidated financial statements were prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). However at present, due to the nature and stage of development of the Company, there are no material differences between U.S. GAAP and Canadian GAAP.

Recent Accounting Pronouncements

The Canadian Institute of Chartered Accountants has issued new standards, which could potentially affect the financial disclosures and results of operations of the Company for interim and annual periods beginning January 1, 2008. After review by the Company, these have no material impact on the Company’s financial statements.

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

13. CANADIAN GAAP RECONCILIATION (CONT’D.)

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

The Section requires specific disclosures to be made, including the criteria for:

(i)	designating financial assets and liabilities as held for trading;

(ii)	designating financial assets as available-for-sale; and

(iii)	determining when impairment is recorded against the related financial asset or when an allowance account is used.

14. SUBSEQUENT EVENTS

a)	The second cash call of the 2008 capital increase representing approximately 5.16 billion CFA francs (equivalent to approximately $10.2 million) was completed by November 4, 2008 (see note 10). In the second cash call Geovic paid cash of approximately 3.12 billion CFA francs (equivalent to approximately $6.2 million, representing 60.5% of the cash call), and the other minority stockholders paid cash of approximately 2.04 billion CFA francs (equivalent to approximately $4 million). The remaining cash calls for the 2008 capital increase are anticipated to total approximately 7.75 billion CFA francs (equivalent to approximately $17.1 million) and are expected to be completed later in 2008. Geovic’s 60.5% share of such remaining cash calls is expected to total approximately 4.69 billion CFA francs (equivalent to approximately $10.4 million).

b)	The Company paid approximately $96 thousand to a relocation company as an advance against future expenses to be incurred and also reimbursed approximately $282 thousand to the relocation company related to residential properties purchased by the relocation company (see note 11b).

c)	On October 1, 2008, the Company granted options under the Second Amended and restated Stock Option Plan to purchase 350,000 shares to a consultant and 120,000 shares to an employee. The options are exercisable at Cdn$0.80 per share. The consultant’s options vest 25% at date of grant and 25% at the end of each four months thereafter, and expire at the earlier of two years from grant or termination of the consultant under the consulting agreement. The employee’s options vest 40% at grant and 30% on each of the first and second anniversaries of the grant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2007 as well as with the financial and related notes and the other information appearing elsewhere in this report. As used in this report, unless the context otherwise indicates, references to “we”, “our”, “ours” and “us” refer to Geovic Mining Corp. and its subsidiaries collectively.

Overview

This Management’s Discussion & Analysis (“MD&A”) is intended to provide an analysis of the Company’s financial results for the three and nine month periods ended September 30, 2008 compared to the comparable periods of the prior year. Reference should also be made to the Company’s other disclosure materials filed from time to time on www.sec.gov or the Company’s website at www.geovic.net.

Since its inception our wholly owned subsidiary, Geovic, has been engaged in the business of exploring for cobalt, nickel, and related minerals in the Republic of Cameroon through its majority-owned (60%) subsidiary, Geovic Cameroon, PLC (“GeoCam”). The Company is also evaluating other exploration prospects, land acquisitions and investments in the mining industry, primarily in the United States, that management believes would provide high-quality diversification opportunities.

Our success will be largely dependent on our ability to finalize a development plan and secure required financing to develop the mineral reserves on GeoCam’s Nkamouna deposit, the first of several deposits we have located on the GeoCam properties. A feasibility study on development of a cobalt-nickel-manganese mine and mineral processing facility, delivered in December 2007, estimated that total capital and pre-opening and operating expenses for the Nkamouna project in Cameroon would be approximately $397 million. An optimization study by other outside consultants was then contracted in December 2007 to review and improve the efficiencies and re-examine Nkamouna project capital and operating costs described in the feasibility study. The optimization study was completed in September 2008. The optimization study also advanced mining plans, milling and processing facilities plans and estimated anticipated construction and related costs. During the optimization study, it was determined that manganese and scandium can be produced in commercial quantities and additional processing of mineral resources was planned. The completed optimization study estimated total capital construction costs (exclusive of escalation) and pre-production operating expenses at approximately $379 million including additional processing equipment required to recover manganese carbonate and scandium. In addition, working capital required during startup and commissioning is estimated at $38 million.

As a result of the Company’s concern about recent world-wide turmoil in financial and other markets and the probable unavailability of acceptable terms for financing in the mining sector generally, the Company has concluded that debt and equity financing and commencement of construction at the Nkamouna project will likely be delayed. Also, the operating results forecast in the optimization study may not support financing, particularly under current turbulent economic conditions. Such conditions have historically been accompanied by lower demand for certain commodities and resulting falling commodities prices. Any significant decline in prices for cobalt, nickel and manganese would also impair the likelihood that project debt and equity financing can be completed. The Company has commenced a reassessment of alternatives to enhance Nkamouna project viability that could improve the economics, reduce risk and facilitate debt and equity financing. The Company expects to soon present alternatives to the development plans reviewed in the optimization study for consideration by the GeoCam minority shareholders.

The Company will soon review reduction of the level of pre-construction activity and commitments by GeoCam with the minority stockholders of GeoCam. We believe that it may be prudent for GeoCam to undertake only those budgeted activities which are expected to enhance the value and ultimate development of the Nkamouna project, until we are reasonably satisfied that Nkamouna project financing and equity requirements in required amounts can be completed. For example, GeoCam may continue limited pre-construction activities, while deferring other budgeted activities including exploratory drilling and commitments pending improvement in world-wide financial and commodities markets. The Company had consolidated cash and cash equivalents of $73.3 million at September 30, 2008 and, based on the aforementioned delay of commencement of construction at Nkamouna and currently planned and committed expenditures, we see no need to access the equity markets in the foreseeable future.

Securing required financing will also be dependent on numerous additional factors affecting the expected economics of the Nkamouna project, including: availability and cost of capital, market conditions and demand for the metals to be produced, satisfying lenders that mineral processing and the financial returns forecast in any development plan will be achievable from a technical standpoint, arrangement of metal sales agreements and the pricing and terms of such agreements, cost trends and availability of mining and processing equipment as well as operating materials and services necessary to develop and operate the properties, existing environmental and reclamation commitments, compliance with any additional government requirements or approvals associated with project development and operation, political unrest, geopolitical developments, and the relative competitive position of existing and prospective cobalt and nickel projects worldwide. Other significant factors affecting development of the Nkamouna project include our ability to recruit, train and retain a stable local workforce, and to meet the logistical challenges of developing the project in a relatively undeveloped, remote area in Cameroon.

Results of Operations

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007:

The Company had no revenue from operations and incurred losses during the first nine months of 2008 and 2007, and has had no revenue since inception. The net loss increased approximately $9.4 million in the first nine months of 2008 compared to the same period of 2007. Interest income decreased by $0.9 million in 2008 compared to 2007 as a result of lower cash balances invested at a lower interest rate during the respective nine month period. Exploration expenses increased by $12.1 million in the period compared to the year earlier period. This increase in exploration expense represents expenditures by GeoCam with various consultants and its financial advisor in connection with completing an optimization study and environmental review for the Nkamouna project, as well as other exploration expenses, such as drilling and assaying in Cameroon. We also had a slight decrease of $0.2 million in exploration expense in other Company projects in the United States. In 2008 exploration activity increased in Cameroon as we continued our efforts to increase reserves at the Nkamouna project and establish reserves and expand resources for the nearby Mada deposit. We expect to continue an increased level of exploration and related expenditures during the rest of 2008, both in Cameroon and the United States.

Also, during the first nine months of 2008 we made annual grants of options under the Stock Option Plan to officers and directors, the result of which was a $1.6 million increase in stock based compensation compared to the year earlier period when there were no options granted. We do not anticipate that additional options will be granted to these officers and directors during 2008, but options may be granted to newly hired employees or new directors. In addition, the Company granted warrants to two financial consulting companies in June 2008 for investor relations services, which resulted in stock-based compensation of approximately $93 thousand during the period.

General and administrative expenses also increased during the first nine months of 2008 compared to 2007 by approximately $1.1 million. This increase was attributable to an increase in salaries and related expenses, as well as expanded marketing, investor relations, and other professional services.

In 2007, minority shareholders made equity contributions of $5.1 million of which a balance of $1.9 million remained as of December 31, 2007. During the first six months of 2008, this balance was utilized with the excess loss being absorbed completely by the Company in the second quarter. In September 2008, minority stockholders made equity contributions of $15.5 million. This amount, in addition to the balance at the beginning of the year, was utilized to absorb the minority stockholders pro rata share of all losses for the nine month period for a total of $7.4 million compared to a minority interest share of $1.6 million for the nine month period ended September 30, 2007.

As an exploration stage company, we have charged our exploration and pre-construction expenses incurred for GeoCam to operations in the periods incurred and no such expenditures have been capitalized. We expect to continue this practice until a final development and mining plan is adopted, possibly in 2009. Once we begin to capitalize expenditures at the Nkamouna project, our results of operations for financial reporting purposes during periods before mining and processing activities begin may change.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007:

The net loss increased approximately $3.2 million in the third quarter of 2008 compared to the third quarter 2007. Interest income decreased by $0.6 million in 2008 compared to 2007 as a result of lower cash balances invested at a lower interest rate during the respective quarters. Exploration expenses increased by $6.6 million in the quarter compared to the year earlier period, nearly all related to increased exploration activity in Cameroon which expanded as we continued our efforts to increase reserves at the Nkamouna project and establish reserves for the adjoining Mada deposit. Also during the third quarter we incurred significant consulting and related expenses in connection with completion of the optimization study for the Nkamouna project. We expect to continue an increased level of exploration and related expenditures during the fourth quarter of 2008, both in Cameroon, and to a lesser extent, in the United States.

Also, during the third quarter of 2008 we made grants of options under the Stock Option Plan to three persons, the result of which was a $0.4 million increase in stock based compensation compared to the year earlier quarter when there were no options granted. Options are expected to be granted to new employees and to consultants in the fourth quarter.

General and administrative expenses also increased during the quarter by approximately $0.7 million. This increase was attributable to an increase in salaries and related expenses as well as marketing, investor relations, and other professional services.

In September 2008, minority shareholders made equity contributions of $15.5 million. This amount was used to offset losses in the second quarter of 2008 not previously absorbed plus the minority stockholders pro rata share of the losses in the current quarter of 2008. The total minority stockholders contribution to losses recorded in the third quarter of 2008 was $5.5 million compared to $0.7 in the third quarter of 2007.

Capital Resources and Liquidity

At September 30, 2008 we had approximately $73.3 million of cash and cash equivalents on a consolidated basis, a decrease of approximately $5.2 million from December 31, 2007. Our cash is invested in U.S. dollar deposits and money market funds, and GeoCam’s funds are held in US$ and CFA francs accounts in the Cameroon branch of a large international bank. The money market funds in which we invested have not experienced losses during the financial crises.

We do not anticipate revenue until we commence operations at the Nkamouna project. We believe that our cash resources will satisfy our immediate cash requirements at least through mid-2009, depending on GeoCam’s cash requirements. We expect our annualized general and administrative expenses to total approximately $3-4 million, and that we will expend additional amounts for acquisition and exploration of mineral properties in the United States and elsewhere in the balance of 2008 and in 2009. We anticipate that most of the balance of our available cash will be used to meet our share of anticipated exploration and operating expenses in Cameroon during the balance of 2008 and thereafter and to satisfy a portion of our future project equity obligations as the majority shareholder of GeoCam.

In June 2008 GeoCam adopted an operating and exploration budget for 2008, totaling approximately $45 million, an increase from the approximately $13.5 million budget for 2007. On September 2, 2008, GeoCam stockholders approved a GeoCam capital increase for 2008 equivalent to approximately $67.1 million. The capital increase would complete the capitalization of the Company’s pre-2007 expenditures that benefited GeoCam and fully fund the 2008 budget, as summarized below. However, a significant portion of the budgeted expenditures may be completed after the end of 2008 or deferred indefinitely.

The capital increase is being carried out in accordance with the applicable laws of Cameroon by or for the accounts of the stockholders of GeoCam, including Geovic, in their respective ownership interests prior to the capital increase. There will be multiple cash calls to fund the 2008 capital increase. The first cash call equivalent to approximately $38.6 million was completed September 29, 2008, and subsequent cash calls equivalent to approximately $28.6 million are expected to be completed later in 2008. In the first cash call Geovic received credit for approximately $23.1 million of advances made before 2007 pursuant to the terms of the agreement among the GeoCam stockholders completed at the end of 2007; in addition, Geovic paid cash equivalent to approximately $0.2 million on behalf of Mr. Buckovic. In the first cash call the other minority stockholders converted the principal amount of a loan of approximately $6.6 million made to GeoCam in July 2008 into GeoCam equity, and also paid cash equivalent to approximately $8.6 million, representing an aggregate investment equivalent to approximately $15.2 million. We will be obligated to fund 60.5% of the remaining GeoCam capital increase in 2008 equivalent to approximately $17.3 million and the other minority shareholders will be obligated to fund the balance, or the equivalent of approximately $11.3 million in accordance with the agreement among the GeoCam stockholders completed at the end of 2007.

It now appears that financing for the Nkamouna project will be delayed due to ongoing turmoil in the financial markets. In completing any project debt financing for the Nkamouna project by GeoCam, GeoCam will be required for furnish at least 40% of the total estimated capital and initial operating costs, as well as cost overrun financing, of which the Company would be obligated to contribute its proportionate share. It is likely that the Company will need to fund its share prior to completion of project debt financing. Our ability to raise such additional capital depends on a number of factors that are partly or wholly outside of our control. It may not be possible or feasible to raise sufficient capital on a timely basis, at an acceptable cost or on reasonable terms. Recent disruptions of world-wide financial and other markets are likely to make it much more difficult for the Company and GeoCam to raise the required capital. Mine and mill construction costs, and acquisition costs for mining and related equipment have risen considerably in recent years and such increases in the future could result in additional capital requirements during the construction period. In addition to deferral of certain Nkamouna project development and pre-construction expenditures, the Company will also consider other cost reducing measures to preserve its available cash. Alternative development plans, currently under evaluation, will also be considered, if technical and economic viability can be established.

The proceeds of any future debt financing for the Nkamouna project together with the requisite equity financing would be used to complete all pre-mining construction and development work, to construct ore processing facilities, roads, housing and other required infrastructure, and to provide working capital for the Nkamouna project. We would expect initial production from the Nkamouna project as early as 20 to 24 months following the completion of the required debt and equity financing with full scale operations beginning four to six months thereafter. Until then we will have no cash flow from the project.

Under the 2007 agreement among GeoCam shareholders, all shareholders agreed to pay their respective shares of future capital and related costs expected to be incurred in completing the development and bringing the Nkamouna deposit into production. However, if any stockholders are unwilling or unable to fund their obligations in future years, financing could be delayed and any other stockholder could choose to advance some or all of such obligations, which could increase our or other shareholders’ cash requirements, as well as potentially, our or other shareholders’ equity ownership interest in GeoCam. We thus expect that a significant portion of our cash resources will be expended or committed for these purposes in 2009 or later and that our cash balances will continue to decrease from quarter to quarter.

Presently the Company has no material debt or other similar obligations or commitments, and we believe that our present capital resources will be sufficient to satisfy the requirements described above through at least the middle of 2009, or longer depending on progress toward completion of project financing for the Nkamouna project or for any alternative development of the deposit. We have no standby financing arrangements currently in place.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures. As discussed above, the stockholders of GeoCam have agreed to additional cash calls to be completed during 2008 under the GeoCam capital increase described above.

Safe Harbor Statement

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. Our forward-looking statements include, without limitation: (a) statements regarding future operations, and the sensitivity of financial results to the price of cobalt and other metals; (b) statements regarding possible future mineral production from one or more properties that we currently lease or intend to lease; (c) estimates of future production costs and other expenses, for specific operations and on a consolidated basis; (d) statements concerning the sensitivity of cash flows to cobalt and other metals prices; (e) estimates of future capital expenditures and other cash needs for specific operations and on a consolidated basis and expectations as to the funding thereof; (f) statements as to the possible development of certain ore deposits, including estimates of development and other capital costs, financing plans for these deposits, and possible production commencement dates; (g) statements regarding estimates of future environmental remediation expenses; (h) statements regarding future exploration results; and (i) statements regarding management of our short term investments and related matters.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from such forward-looking statements (“cautionary statements”) are disclosed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, and in our other filings with the Securities and Exchange Commission, including this Form 10-Q. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements. We disclaim any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are participating in the development and providing management services for the Nkamouna project in Cameroon held by Geovic Cameroon, PLC., (“GeoCam”) our 60% owned subsidiary. In addition, the Company is engaged in the acquisition of mineral projects in other countries, including the United States.

The value of our properties is largely related to commodity prices for cobalt and nickel and for any other minerals for which we may acquire a property interest. Cobalt and nickel prices are subject to market fluctuation and have declined during the third quarter, and have generally continued to decline during the early fourth quarter. Adverse changes in the worldwide prices of cobalt and, to a lesser extent, nickel could negatively affect our ability to obtain project financing for the Nkamouna project and ultimately to generate revenue in excess of operating costs from the GeoCam properties.

Cobalt and other metal prices may continue to fluctuate widely from time to time and are affected by numerous factors outside our control, including the following: world-wide economic conditions and stability, expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, and technological developments requiring uses of cobalt or substitute materials. Cobalt is used for rechargeable batteries, super alloys mainly for jet engines, chemicals, wear resistant alloys, catalysts and magnets. The largest demand for nickel is for use in stainless steel alloys.

Because we have exploration operations in Cameroon, and may have operations in other countries, we are subject to foreign currency fluctuations. We do not engage in currency hedging to offset any risk of currency fluctuations as GeoCam’s reporting currency is the U.S. dollar.

We have no material debt outstanding, nor do we have any investment in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

ITEM 4T. CONTROLS AND PROCEDURES.

The Company adopted and maintained a set of disclosure controls and procedures during the year ended December 31, 2007 and during the nine months ended September 30, 2008, designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in applicable reporting requirements.

The principal executive officer and principal financial officer of the Company have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended “Exchange Act”) as of September 30, 2008. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Company, including consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. There has been no change in the Company’s internal control over financial reporting during the nine months ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company will continue to develop, maintain, and review the effectiveness of our internal control over financial reporting and will implement changes as necessary or appropriate. In the third quarter we engaged a qualified consulting firm for advice regarding additional internal controls and procedures to be established in 2008 consistent with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

There are no material changes to the Risk Factors previously disclosed in our Annual Report of form 10-K for the fiscal year ended December 31, 2007, except for the following additional risk factors.

Volatility in world-wide financial and commodities markets or economic recession are likely to delay project financing for the Nkamouna project and could make project financing unavailable for the foreseeable future.

International lending institutions and government development agencies may be unwilling to extend project debt financing to GeoCam or may be willing to do so only on terms that are not acceptable to the Company or the GeoCam minority shareholders. Securing required additional equity by GeoCam and its stockholders as a condition to debt financing may not be available or may be available only on terms that are not acceptable, if at all. Further Nkamouna project development modifications may be necessary or desirable to secure lending commitments which would also delay the completion of any financing. All delays in completing financing for the project will delay mine construction and eventual production activities.

GeoCam may fail to secure Nkamouna project financing if lenders or their advisors conclude that the complex ore processing techniques considered in the 2007 feasibility study and the 2008 optimization study are not adequately tested and therefore not sufficiently documented.

Consultants retained by the GeoCam financial advisor in connection with planned Nkamouna project debt financing have raised questions about the efficacy of a few aspects of planned ore processing to refine cobalt and nickel from the ore. If potential lenders are not ultimately assured that planned metallurgical processes will allow the processing facilities to operate successfully as designed, Nkamouna project debt financing may be delayed until further testing is performed or funding could be unavailable altogether.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2008 we issued 7,834 restricted shares to 2 persons upon exercise of outstanding warrants at $1.75 per share. No underwriter was involved in the exercise. The issuance of the shares was exempt from the registration provisions of the Securities Act under Section 4(2), as each of the persons to whom the restricted shares holds the shares for investment purposes, and may not transfer the shares except in compliance with the Securities Act. Certificates representing the shares are required to bear a restrictive legend to that effect.

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

None.

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

GEOVIC MINING CORP.
Registrant

November 14, 2008	By:	/s/ John E. Sherborne
John E. Sherborne
Chief Executive Officer

November 14, 2008	By:	/s/ Greg Hill
Greg Hill
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002