Form 10-K
period 2008-12-31
GEOVIC MINING CORP.
filed 2009-03-16
CIK 1398005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-52646

GEOVIC MINING CORP.

(Exact name of registrant as specified in its charter)

Delaware	20-5919886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 17th Street, Suite 980 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 476-6455

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

(Title of Class)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class to be so registered

Common Stock, par value $0.0001 per share

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐    Smaller Reporting Co.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates, computed by reference to the closing price of the common stock as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $108,011,310.

At March 2, 2009, there were 102,943,446 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, no later than 120 days after the end of the Registrant’s fiscal year.

GEOVIC MINING CORP.

2008 ANNUAL REPORT ON FORM 10-K

In this Annual Report on Form 10-K, all dollar amounts are in United States Dollars unless otherwise indicated.

CAUTIONARY LANGUAGE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report constitute “forwarding-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities and Exchange Act of 1934 and applicable Canadian securities laws. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. All statements other than statements of historical fact, included in this report regarding our financial position, business and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding exploration and mine development, construction and expansion plans, costs, grade, production and recovery rates, permitting, financing needs, the availability of financing on acceptable terms or other sources of funding, if needed, and the timing of additional tests, feasibility studies and environmental permitting are all forward-looking in nature.

Statements contained in this annual report that are not historical facts are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements with respect to the future price of metals; the estimation of mineral reserves and resources; the timing and amount of estimated future production, costs of production, and capital expenditures; costs and timing of the development of new deposits; success of exploration activities; permitting time lines; currency fluctuations; requirements for additional capital; government regulation of mining operations; environmental risks; unanticipated reclamation expenses; title disputes or claims; and limitations on insurance coverage. In certain cases, forward-looking statements can be identified by the use of words such as “proposes”, “expects”, “is expected”, “scheduled”, “estimated”, “intends”, or variations of such words and phrases or state that certain actions, events or results “will” occur. Forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks and other factors include, among others, the risk factors discussed below in Item 1A—“Risk Factors,” risks related to operations; actual results of current exploration activities; conclusions of economic evaluations; changes in project parameters as plans continue to be refined; future prices of metals; possible variations in ore reserves, grades, or recovery rates; failure of plant, equipment or processes to operate as anticipated; accidents, labor disputes, other risks of the mining industry, delays in obtaining governmental approvals or financing or in the completion of development or construction activities and other factors as described herein, quarterly reports on Form 10-Q, and other filings with the U.S. Securities and Exchange Commission (the “SEC”) and Canadian securities regulatory authorities. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements. The forward-looking statements in this annual report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof to reflect the occurrence of unanticipated events.

CAUTIONARY NOTE REGARDING DISCLOSURE OF MINERAL PROPERTIES

Geovic Mining Corp. is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and applicable Canadian securities laws. National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) is a rule developed by the Canadian Securities Administrators that establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects. Unless otherwise indicated, all reserve and resource estimates contained in this Form 10-K have been prepared in accordance with NI 43-101. These standards differ significantly from the requirements of the SEC, and reserve and resource information contained herein may not be comparable to similar information disclosed by other U.S. companies.

Without limiting the foregoing, this Form 10-K uses the terms “measured,” and “indicated” resources or other descriptions of the amount of mineralization in mineral deposits that do not constitute “reserves” by U.S. standards in documents filed with the SEC. U.S. investors are cautioned that, while such terms are recognized and required by Canadian securities laws, rules adopted by the SEC do not recognize them. Under U.S. standards, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. U.S. investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into reserves. The SEC permits issuers to report “resources” as in place tonnage and grade without reference to unit measures. The requirements of NI-43-101 for identification of “reserves” are also not the same as those of the SEC, and reserves reported by us in compliance with NI 43-101 may not qualify as “reserves” under SEC standards. Information concerning descriptions of mineralization and resources included in this Form 10-K may not be comparable to information made public by U.S. companies subject only to the reporting and disclosure requirements of the SEC.

PART I

ITEM 1.	BUSINESS

Geovic Mining Corp. was incorporated under the Business Corporations Act (Alberta) on August 27, 1984 and was continued into Ontario on November 8, 2001. On November 21, 2006, we became domesticated as a Delaware corporation and changed our name to “Geovic Mining Corp.” In this Form 10-K, the “Company,” “Geovic Mining,” “we,” “our” and “us” refer to Geovic Mining Corp. and its subsidiaries.

Intercorporate Relationships

We completed a reverse take-over transaction (the “RTO”) on December 1, 2006, with the result that we hold 100% of the issued and outstanding shares of Geovic, Ltd., a Cayman Islands corporation (“Geovic”). Geovic owns 60% of Geovic Cameroon PLC, a private corporation existing under the laws of the Republic of Cameroon (“GeoCam”) which holds our mining prospect in Cameroon. William A. Buckovic (“Buckovic”), the founder of Geovic, holds 0.5% of GeoCam which we hold an option to acquire.

For financial reporting purposes, Geovic is treated as the acquiring entity in the RTO. Geovic is our principal operating subsidiary, and employs all our employees. The following chart illustrates the inter-corporate relationships among the Company and its subsidiaries as of March 16, 2009.

(1)	GeoCam minority interest owners are described below under “GeoCam Shareholders Agreement.”

Our principal business is conducted through Geovic in which we hold rights to several cobalt-nickel-manganese deposits in the Republic of Cameroon, Africa through our 60% ownership in GeoCam. Our principal business focus since 1994 has been to advance our interest in the deposits. GeoCam’s Mining Permit (the “Mining Permit”) establishes exclusive mining rights to develop the Nkamouna, Mada and other cobalt-nickel-manganese deposits within a 1,250 square kilometer area in southeastern Cameroon (the “Cameroon Properties”). The Cameroon Properties are described in Item 2 Properties. GeoCam plans to develop and mine the Nkamouna deposit (the “Nkamouna Project”) before the other deposits are developed.

Qualified independent consulting firms identified by Geovic and retained by GeoCam completed engineering pre-feasibility studies and technical reports on the Nkamouna Project in 2006, a feasibility study in November 2007 and an updated NI 43-101 compliant technical report in January 2008 (the “Nkamouna Technical Report”). The studies and the Nkamouna Technical Report support construction of a cobalt-nickel-manganese mine and adjoining ore processing plant.

In December 2007 GeoCam contracted with three global engineering firms experienced in engineering and building mining projects in Africa (collectively referred to as the “Alliance”), to perform an optimization study (OS) intended to review, update and optimize the 2007 feasibility study.

The OS addressed the addition of processing circuits to produce manganese carbonate and scandium in view of pre-2008 price increases in those commodities. The Alliance completed the OS in September 2008 and continued pre-development front-end engineering and design work on the project until all such work was terminated in December 2008.

Following receipt of the OS, several process improvement programs were initiated to enhance the Nkamouna Project’s economics and reduce technical and financial risks. Preliminary test work has since validated certain of these newly adopted technologies. Subsequent pilot scale tests are scheduled for completion by mid-2009. A summary of this work is as follows:

1.	We have undertaken gravity and magnetic separation tests targeted at improving the quality and grade of concentrates produced by size separation methods. Application of such methods are anticipated to increase process feed grades, as well as revenue from a given leach plant’s throughput rate.

2.	In October 2008, we determined that ore concentrates might be better leached using iron sulfide and sulfuric acid rather than sulfurous acid as originally contemplated in all the previous studies. This leach chemistry has been tested for processing manganese-bearing ores similar to those found in the Nkamouna Project in other commercial operations and GeoCam’s initial tests have been favorable. We believe this process at the Nkamouna Project could improve anticipated financial performance while lowering process risks.

3.	Based on extensive tests completed in late 2008, we plan to replace certain of the process technology reviewed in the previous studies with technology that will re-leach cobalt-nickel precipitates and use conventional solvent extraction (SX) processing, equipment and reagents. Re-leaching cobalt-nickel precipitates could potentially have a solution throughput volume at least 80% less than contemplated in the OS and is expected to reduce process risks and capital costs. Such re-leaching and SX processing has been proven for at least two decades at similar processing projects.

Other activities completed by GeoCam at the Nkamouna Project during 2008 under our supervision included the following:

1.	Improved 23.6 kilometers of access roads between the nearest town, Lomie, and the Nkamouna Project;

2.	Installed a 72-meter tower to provide nearly all required long-distance communication and information technology links for the Project, as well as the general region locally;

3.	Expanded the field compound at Kongo camp near the Nkamouna Project, building 16 additional living units with a new common kitchen;

4.	Completed the final engineering and design of the dam required for storing tailings from physically upgrading ore and leaching concentrates;

5.	Advanced the engineering, design, and planned infrastructure of the process plant;

6.	Received final approval and permits authorizing stream diversion for mining operation and approving water reclamation for the project;

7.	Received a permit from the Cameroon Ministry of Forestry and Wildlife to collect and use wood resources from the deforestation of a 150 hectare area in the vicinity of the Nkamouna Project; and

8.	Completed a significant number of in-fill development drill holes and test pits at both the Nkamouna and Mada deposits (see table below).

The number of drill holes and test shafts completed during the 13-month period ended January 2009 is as follows:

Deposit	Drill Holes	Test Shafts	Total Depth (Meters)	Samples for Assay
Nkamouna	975	20	26,018	22,874
Mada*	833	147	22,717	19,839
Rapodjombo**	237	0	6,217	5,382

Total	2,045	167	54,952	48,095

* Immediately north of the Nkamouna Project site ** Immediately north of Mada deposit

This extensive exploration and development work has more than doubled the data base at Nkamouna and quadrupled the data base at Mada, which the Company believes will lead to the expansion of the respective mineral resources and reserves at both deposits. It is expected that the preparation and independent assays of these samples will be completed by mid-year 2009. We expect to announce updated NI 43-101 compliant reserve and resource estimates during the third quarter of 2009.

GeoCam Shareholder and Other Agreements

In April 2007 Geovic entered into a shareholders agreement with the other GeoCam shareholders, Societe Nationale d’Investissement du Cameroun (“SNI”) (the owner of 20%), four Cameroonian individuals (collectively, the owners of 19.5% and represented by SNI), and Buckovic (the owner of 0.5%) (the “Shareholders Agreement”). The Shareholders Agreement reflects the historic ownership and management arrangements among the shareholders and sets forth the terms, conditions and fiscal arrangement for continued participation by the shareholders in GeoCam. The Shareholders Agreement includes undertakings in accordance with Cameroon business laws by all shareholders to contribute their proportionate share of future GeoCam capital required to meet its annual operating budgets, as approved by the GeoCam Board of Directors, a majority of which is appointed by Geovic. As provided in the Shareholders Agreement, in 2007, GeoCam began to operate independently from Geovic. Geovic and GeoCam also have entered into annual Technical Services Contracts under which Geovic provides management and certain staff to perform services and management to assist GeoCam to carry out its budgeted work program at rates set forth in the Technical Services Contract.

Additionally, in December 2007, Geovic and GeoCam, with approval of GeoCam minority shareholders, resolved treatment of past advances from Geovic to GeoCam. From inception of GeoCam through 2006, the advances made by Geovic to or on behalf of GeoCam had preliminarily been treated as loans by Geovic. The parties agreed that approximately $23.1 million of past advances by Geovic would be credited toward Geovic’s share of future capital increases of GeoCam and approximately $9.0 million, plus an amount equal to the interest that would have been accrued at two percent above the Banque des Etats de l’Afrique Centrale (“BEAC”) interest rate, will be paid in the nature of a production payment in the future to Geovic over a four-year period, beginning one year after commencement of commercial production. This amount is subordinated to all GeoCam debt and repayment is subject to approval by holders of GeoCam’s future secured debt.

GeoCam Capital Increases

2007. In accordance with the Shareholders Agreement, a 2007 GeoCam operating budget of approximately $13 million was adopted and funded by an equivalent increase in share capital of GeoCam, which was taken up by Geovic and other GeoCam shareholders proportionally to ownership interest.

2008. On September 2, 2008, GeoCam shareholders approved a GeoCam capital increase for 2008 through the issuance of new shares for approximately $67.1 million, to be issued in multiple cash calls made by the GeoCam Managing Director, subject to approval of its Board of Directors. The capital increase was intended to satisfy GeoCam’s 2008 budget and Geovic’s pre-2007 capital advances as provided in the Shareholders Agreement.

The first cash call, equivalent to approximately $38.2 million, recognized the approximately $23.1 million of pre-2007 capital advances made by Geovic as Geovic’s portion of the cash call, and brought all shareholders current, consistent with ownership interests in required capital. Also, Geovic paid cash of approximately $0.2 million, a majority of which was required under the terms of our option to acquire William A. Buckovic’s interest in GeoCam. Geovic will be responsible for 60.5% of the future cash calls under the 2008 capital increase.

An additional 2008 cash call of approximately $10.1 million was completed by November 4, 2008. Geovic paid cash of approximately $6.2 million, representing 60.5%, and the other minority stockholders paid cash of approximately $4 million. The remaining cash calls under the 2008 capital increase at current exchange rates are anticipated to total approximately $15.5 million and are expected to be completed in 2009, consistent with GeoCam’s cash requirements. Geovic’s share of the remaining portion of the capital increase is expected to total approximately $9.4 million.

Nkamouna Project Financing Activities

During 2007 GeoCam engaged Citibank, an international banking institution, as financial advisor and, with our assistance, began to survey the availability of project debt financing for the Nkamouna Project. During 2008 GeoCam began to build up its infrastructure and to hire additional employees in anticipation of commencement of mine construction activities in 2009. By late 2008 the Company and the advisor concluded that volatility in worldwide financial and commodities markets, falling prices for cobalt and nickel and the building world-wide economic recession would likely make project financing unavailable on terms acceptable to Geovic. Geovic and GeoCam then undertook to re-examine certain technical aspects of the planned metal processing operations and estimated capital costs to reduce technical risks and improve potential economic return of the Nkamouna Project. Continued deterioration of the economy and low commodities prices lead Geovic Mining and the minority shareholders of GeoCam in February 2009 to decide to significantly reduce the level of operations at GeoCam, including reductions in staffing and postponement of many pre-construction activities at the Nkamouna Project area. During this slowdown, GeoCam will proceed to test the various enhancements to the planned metal recovery and processing processes, and continue to reduce capital requirements, which it is believed may make more financing alternatives available in the next one to two years.

BUSINESS OPERATIONS

Cameroon Properties

Our business plan is to use our best available management, technical expertise and talent to develop our interests in the Cameroon Properties into a high quality mining and mineral production operation, commencing with the Nkamouna Project. These steps include testing and finalization of ore processing technology and processes, securing an updated feasibility study that supports the planned development and processing at the Nkamouna Project, project financing, initial mine and facilities construction and planning for future production in a socially responsible manner. We will continue to focus on the Nkamouna Project where our present plan is to begin mine production by late 2011. In 2008 we completed an extensive drilling program to further evaluate already identified targets in three of the six deposits with the potential to increase reported mineral reserves and mineral resources in the Cameroon Properties.

During 2008, the total operating expenditures by GeoCam in Cameroon were approximately $26.4 million. These expenditures were used for exploration expenses, administrative expenses, including feasibility and optimization studies, initial start up and engineering, and pre-construction activities on the Nkamouna Project, and exploration activities for the Mada deposit and related activities in Cameroon and the United States.

We presently have no current revenue from operations and we expect to continue to generate losses and negative cash flows until mine and milling operations begin on the Nkamouna Project.

Other Mineral Properties

We are also evaluating other mineral properties and prospects in the United States and elsewhere to diversity our portfolio. We believe that opportunities exist to acquire interests suitable for mineral exploration and development. In 2007 and early 2008 Geovic Energy Corp. (“Geovic Energy”) acquired uranium leases and claims in Colorado and Wyoming. Over 78% of the net acreage is on private lands. The following table gives further details:

	Gross Acres			Net Acres
	LEASES	CLAIMS	TOTAL	TOTAL
COLORADO
Weld County	57,007		57,007	16,557

WYOMING	95,227	17,021	112,248	63,457
Goshen County	95,227	2,562	97,789	49,502
Sweetwater County		12,987	12,987	12,987
Fremont County		968	968	968

TOTALS	152,234	16,517	168,751	80,014

Through Geovic Energy we also hold 1,054 net acres of potential gold resources in Southeastern and Northwestern Arizona. We will also explore these properties for the possibility of recoverable uranium minerals. The Company has decided to write off the full amount of the uranium mineral property costs as of year end 2008. See Footnote (7) to Consolidated Financial Statements.

Competitive Conditions

We expect to compete with other cobalt and nickel producers around the world, including projects now under development by others. As world prices for cobalt and nickel increased significantly until 2008, world production began to increase to meet the expected growing demand. 2008 saw the commencement of worldwide recession with accompanying significant reductions in demand and prices for mineral commodities, including cobalt, nickel, manganese and uranium. Other producers, with ongoing operations have established production and demonstrated feasibility, and have greater financial strength than us. These competitors include such current producers as Xstrata Nickel, CVRD Inco and Murrin Murrin (Minara-Glencore). Significant new producers and those with operations expected to begin producing in the next few years include Ambatovy (Sherritt, Sumitomo, Korea Resources and SNC Lavalin), Weda Bay (Eramet), Goro Nouvelle-Calédonie (CVRD-Inco) and Tenke Fungurume (Freeport McMoRan-Tenke Mining Corp.-Gecamines). Costs of operations, reserve quantities and qualities, operating efficiencies, and location may affect the long-term success of all competing producers, including Geovic Mining.

Applicable environmental protection requirements affect the financial condition and operational performance and earnings of the Company as a result of the capital expenditures and operating costs needed to meet or exceed these requirements. These expenditures and costs may also have an impact on our competitive position to the extent that our competitors are subject to different requirements in other governmental jurisdictions. Through 2008 the effect of these requirements was limited due to the exploration stage of Cameroon Properties, but they are expected to have a larger effect in future years as we move toward and commence production at the Nkamouna Project.

Social or Environmental Policies

In 2004 Geovic, on behalf of GeoCam, commissioned a site-specific environmental study of the Nkamouna area, which was performed by the consulting firm Knight Piésold and Co. The findings from the study were summarized as an Environmental and Social Assessment including an Environmental and Social Impact Assessment, and Environmental and Social Action Plan for the Nkamouna area. These documents were approved by the Cameroon Government in May 2007. We will also be required to develop a similar, site-specific environmental study of the Mada area before any development can commence on that deposit. See “Item 2—“Properties” for additional information about our planned mineral development activities in Cameroon.

Geovic collaborates with GeoAid International (“GeoAid”), a non-profit entity for which the primary purpose is to provide socioeconomic and humanitarian services and support to areas and peoples likely to be impacted where the Company or its affiliates may carry on mining or similar activities. Since approximately 2000, GeoAid, with financial and other resources provided by Geovic and GeoCam, has provided medical support and training, education and other services and assistance to indigenous peoples in the area surrounding the Cameroon Properties. Certain of these programs and services are required under provisions of permits held by GeoCam. Commencing in 2007, GeoAid provided the services and programs under separate service agreements with GeoCam, and in 2008 a consultant to Geovic served as full time Executive Director for GeoAid. In late 2008, GeoAid engaged a full time independent Executive Director, and established a board of directors, a majority of which are not affiliated with the Company.

Employees

All of our employees are employees of Geovic and our executive officers are also officers of Geovic. Geovic has 17 full time employees in its offices in the U.S., and at year end 2008, GeoCam had 32 full time employees and 213 contract workers in its administrative offices in Yaoundé and at the Nkamouna Project operations location in the East Province in the Republic of Cameroon.

Offices

Our principal corporate head office is located at 1200 17th Street, Suite 980, Denver, Colorado 80202, Telephone (303) 476-6455. We also maintain an operations office in Grand Junction, Colorado. GeoCam maintains its head office in Yaoundé in the Republic of Cameroon.

Available Information

Our website address is www.geovic.net. Available on this website under “Investor Relations—Investor Relations Menu—Quarterly Filings,” free of charge, are links to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC.

Also posted on our website, and available in print upon request made by any stockholder to the Secretary, are charters for our Audit Committee; Compensation Committee, and Nominating and Corporate Governance Committee. A copy of the Code of Business Conduct and Ethics (“Code”) is also posted on our website under the “About Geovic-Committee Charters” section. Within the time period required by the SEC, we will post on our website any modifications to the Code and any waivers applicable to senior officers as defined in the Code, as required by the Sarbanes-Oxley Act of 2002.

ITEM 1A.	RISK FACTORS

We consider the risks set out below to be the most significant risks facing the Company, although these risks should not be considered to be comprehensive. If any of these risks materialize into actual events or circumstances or other possible additional risks and uncertainties of which we are currently unaware or which we consider not to be material in relation to our business, actually occur, our assets, liabilities, financial condition, results of operations (including future results of operations), business and business prospects, are likely to be materially and adversely affected, and as a result, the trading price of our common stock and warrants could be materially and adversely impacted. These risk factors should be read in conjunction with other information set forth in this report, including our Consolidated Financial Statements and the related Notes.

We are an exploration stage company and have no operating history as an operating company. Any future revenues and profits are uncertain.

We have no history of mining or refining any mineral products or metals and none of our properties is currently producing. There can be no assurance that the Nkamouna Project will be successfully placed into production, produce minerals in commercial quantities or otherwise generate operating earnings. We will continue to incur losses at least until mining activities have successfully commenced, which is estimated to be at least 18 months after commencement of construction. There is no certainty that we will produce revenue from any source, operate profitably or provide a return on investment in the future. If we are unable to generate revenues or profits, our stockholders might not be able to realize returns on their investment in our common stock. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly, annual or sustaining basis.

We expect that the Company will continue to incur losses unless and until such time as the Nkamouna Project is placed into commercial production and generates sufficient revenue to fund continuing operations. The development of the Nkamouna Project will require the commitment of substantial financial resources. The amount and timing of expenditures will depend on a number of factors, some of which are beyond the Company’s control. There can be no assurance that the Company will ever achieve profitability.

We will be subject to all of the risks associated with establishing new mining operations and business enterprises including: the availability of funds to finance construction and development activities, timing and cost of the construction of mining and processing facilities; the availability and costs of skilled labor and mining equipment; the availability and cost of appropriate processing materials and equipment; the need to obtain in a timely manner additional governmental approvals and permits; the availability of off-take agreements or metal sales contracts; potential opposition from non-governmental organizations, environmental groups or local groups in Cameroon which may delay or prevent development activities; and potential increases in construction and operating costs due to changes in the cost of fuel, power, materials and supplies. Further, the costs, timing and complexities of mine construction and development are increased by the remote location of the Cameroon Properties. Accordingly, our activities may not result in profitable mining operations and we may fail to successfully establish or maintain mining operations or profitably produce metals at any of our properties.

The actual capital costs and mine operating costs to be incurred in connection with opening the Nkamouna Project may be significantly higher than anticipated.

At the time our preliminary feasibility study was completed in March 2006, we expected to experience increasing capital and operating costs at moderately rising rates. However, capital and anticipated operating expenses for mining and processing operations increased significantly faster than we or others in the mining industry anticipated. The Feasibility Study completed for GeoCam in December 2007 and the Optimization Study completed in September 2008, both concluded that significantly higher initial capital and future operating costs would be incurred for the Nkamouna Project above those estimated by the preliminary feasibility study. These increases were due in part to a much higher demand for mining and processing equipment through mid-2008 reflecting the start-up and/or expansion of other unrelated projects resulting from the generally strong commodity prices experienced during 2007 and early 2008. These and similar cost and expense increases are beyond our control, and will require significantly more capital to bring the Nkamouna Project into production and result in a decrease in our anticipated return from operations. Although commodity prices for cobalt and nickel have decreased since mid-2008, our estimated capital and operating cost estimates have not decreased significantly. There can be no assurance that our actual capital costs and operating costs will not be higher than currently anticipated.

Volatility in worldwide financial and commodities markets and economic recession are likely to delay project financing for the Nkamouna Project and could make project financing unavailable for the foreseeable future.

International lending institutions and government development agencies may be unwilling to extend project debt financing to GeoCam in the foreseeable future, or may be willing to do so only on terms that are not acceptable to the Company or the GeoCam minority shareholders. Securing required additional equity by GeoCam and its stockholders as a condition to debt financing may not be available or may be available only on terms that are not acceptable, if at all.

Recent market events and conditions may adversely affect our business and the mining industry.

Recent market events and conditions, including disruptions in the Canadian, United States and international credit markets and other financial systems and the deterioration of the Canadian, United States and global economic conditions, could, among other things, impede access to capital or increase the cost of capital, which would have an adverse effect on the Company’s ability to fund its working capital and other capital requirements. In 2007 and into 2008, the U.S. credit markets began to experience serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, sub-prime and non-prime mortgages) and a decline in the credit quality of mortgage-backed securities. These problems led to a slow-down in residential housing market transactions, declining house prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence. These conditions continued and worsened in 2008 and early 2009, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks and other financial institutions and insurers, and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Notwithstanding various actions by the U.S. and other governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions caused the broader credit markets to further deteriorate and stock markets to decline substantially. In addition, general economic indicators, including employment levels, announced corporate earnings, economic growth and consumer confidence have deteriorated. These unprecedented disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies, particularly resource companies such as the Company. These disruptions could, among other things, make it more difficult for the Company to obtain, or increase its cost of obtaining, capital and financing for its operations. The Company’s access to additional capital and financing may not be available on terms acceptable to the Company or at all. Nkamouna Project development modifications may be necessary or desirable to secure lending commitments which would also delay the completion of any financing. All delays in completing financing for the project will delay mine construction and anticipated production activities.

In recent months, worldwide securities markets, particularly those in the United States and Canada, have experienced a high level of price and volume volatility, and the market price of securities of many companies, particularly those considered exploration- or development-stage companies, have experienced unprecedented declines in price which have not necessarily been related to the operating performance, underlying asset values or prospects of such companies. Most significantly, the share prices of junior natural resource companies have experienced an unprecedented decline in value and there has been a significant decline in the number of buyers willing to purchase such securities. As a consequence, despite the Company’s past success in securing significant equity financing, market forces may render it difficult or impossible for the Company to secure investors to purchase new share issues at a price which will not lead to severe dilution to existing shareholders, or at all. Therefore, there can be no assurance that significant fluctuations in the trading price of the Company’s common shares will not occur, or that such fluctuations will not materially adversely impact on the Company’s ability to raise equity funding without significant dilution to its existing shareholders, or at all.

General economic conditions may adversely effect our growth and profitability.

The recent unprecedented events in global financial markets have had a profound impact on the global economy. Many industries, including the mining industry, are impacted by these market conditions. Some of the key impacts of the current financial market turmoil include contraction in credit markets resulting in a widening of credit risk, devaluations and high volatility in global equity, commodity, foreign exchange and precious metal markets, and a lack of market liquidity. A continued or worsened slowdown in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates, and tax rates may adversely affect Geovic Mining’s growth and profitability. Specifically:

•	the global credit/liquidity crisis could impact the cost and availability of financing and our overall liquidity;

•	the volatility of commodity prices would impact our revenues, profits, losses and cash flow;

•	volatile energy prices, commodity and consumables prices and currency exchange rates would impact our production costs; and

•	the devaluation and volatility of global stock markets would impact the valuation of our equity and other securities.

These factors could have a material adverse effect on Geovic Mining’s financial condition and results of operations.

GeoCam may fail to secure Nkamouna Project financing if lenders or their advisors conclude that changes to the complex ore processing techniques considered in the technical analyses currently being conducted and any subsequent feasibility study are not adequately tested, or feasible.

In response to observations that raised questions about the efficacy of a few aspects of planned ore processing considered in the 2007 feasibility study and the September 2008 Optimization Study, we intend to modify certain of the metallurgical processing to be utilized to refine cobalt and nickel from the Nkamouna Project ore. If potential lenders are not ultimately assured that planned metallurgical processes will allow the processing facilities to operate successfully as designed, Nkamouna Project debt financing may be delayed until further testing is performed or funding could be unavailable altogether.

If we lose key personnel or are unable to attract and retain additional experienced personnel, we may be unable to establish and develop our business.

Our development in the future will be highly dependent on the efforts of key management employees, namely, John E. Sherborne, William A. Buckovic, David C. Beling, Gary Morris, Greg Hill, and Richard Howe (currently Chief Executive Officer, President, Chief Operating Officer, Senior Vice President, Chief Financial Officer, and GeoCam Managing Director, respectively) and other key employees that we hire in the future. Loss of any of these executives could have a material adverse effect on our operations and future success. We do not have and currently have no plans to obtain key man insurance with respect to any of our key employees.

The GeoCam minority shareholders may fail to pay their share of future GeoCam capital.

Under the Shareholders Agreement, minority interest owners agreed to fund their share of operating costs. However, it is possible that the minority shareholders will be unable or unwilling to provide their respective share of future GeoCam funding, and we may be required to delay the project or advance all the shareholder funds necessary to place the Nkamouna Project into production, pursuant to a loan agreement or other arrangement between Geovic and GeoCam.

Our lack of operating experience may cause us difficulty in managing our growth.

Geovic has owned a majority interest in GeoCam since its inception more than a decade ago. Geovic employees have managed the exploration of the GeoCam deposits and negotiated the terms of the required Cameroon government approvals and permits and financings we have completed. Under the Technical Services Contract with GeoCam we will continue to provide nearly all such services. Our ability to manage our continued growth will require us to improve and expand our management and our operational and financial systems and controls. If our management is unable to manage our growth and the development of the Cameroon Properties effectively, our business and financial condition could be materially affected.

Our dependence on many outside service providers to place the Nkamouna Project into production may delay mine opening or operation.

Our ability to place the Nkamouna Project and other deposits located on the Cameroon Properties into production will be dependent to a large part upon using the services of appropriately experienced personnel and contractors working under our supervision and entering into agreements with other major resource companies that can provide required expertise or equipment. We also expect to recruit and train a significant local work force, few, if any, of whom have any related experience. We may not have available to us, or we may be unable to acquire on satisfactory terms, the necessary expertise, equipment or local workers to build the GeoCam facilities and place our mineral properties into production.

Our acquisition, exploration and evaluation activities may not be commercially successful.

We currently have no producing properties. Substantial expenditures are required to develop the Nkamouna Project, to drill and analyze for ore reserves on our Mada deposit, to construct facilities to implement the metallurgical processes to extract metal from the mined ore and to develop the mining and processing facilities and infrastructure at each deposit site chosen for mining. Our existing cobalt-nickel-manganese reserves or mineralized material acquired or discovered may not be in sufficient quantities to justify commercial operations, and future financing required to commence mining operations may not be obtained on a timely or cost-effective basis or on terms acceptable to us.

The prices of cobalt, nickel and manganese are subject to fluctuations which could adversely affect the realizable value of our assets, future results of operations and cash flow.

Our principal assets are reserves of cobalt, nickel and manganese in the Nkamouna Project and unproven mineralization in the six other deposits over which we have rights, but in which we have not established proven or probable reserves. All of these rights are held by GeoCam in the Republic of Cameroon. Our potential future revenue is expected to be, in large part, derived from the mining, processing and sale of cobalt and related minerals from the Cameroon Properties or from the outright sale or joint venture of some or all of these properties. The value of these cobalt, nickel, and manganese reserves and deposits, and the value of any potential cobalt and nickel production therefrom, will vary in proportion to significant changes in cobalt and nickel prices. The prices of cobalt, nickel, and manganese have fluctuated widely and declined significantly in 2008. These commodity prices are affected by numerous factors beyond our control, including, but not limited to, worldwide economic conditions, international economic and political trends, realized or expected levels of inflation, currency exchange fluctuations, central bank activities, interest rates, global or regional consumption patterns and speculative activities. The effect of these factors on the prices of cobalt and nickel, and therefore the economic viability of any of our projects, cannot accurately be predicted. Significant drops in the prices of cobalt and nickel, and to a lesser extent, manganese, would adversely affect asset values, cash flows, potential revenues and profits of the Cameroon Properties if they were placed into production.

GeoCam may not be able to produce and sell mineral products at profitable prices. GeoCam has not, as yet, entered into forward sales arrangements to help reduce the risk of volatility in commodity prices. Our future operations are therefore more exposed to the impact of future decreases in commodity prices. Conversely, forward sales contracts would limit potential upside market swings. Such upside price swings could have a significant benefit to companies that take added market risk and sell produced mineral product on the open spot metals market. There is currently no futures market for cobalt as a commodity. If cobalt or nickel prices decrease significantly at a time when our properties are producing and we have not completed forward sales arrangements, we would realize reduced revenue.

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

There is a high degree of uncertainty attributable to the calculation of reserves and corresponding ore grades dedicated to future production. Reserve estimates are expressions of judgment based on knowledge, experience and industry practice, and estimates of reserves may prove to have been inaccurate. Estimates which were valid when made may change significantly when new information becomes available. Accordingly, development and mining plans may have to be altered in a way that adversely affects the Company’s operation and profitability. An estimation of reserves and future production from the Nkamouna Project is included in Item 2 Properties. These projections were made in the Nkamouna Technical Report and are based on a number of existing material facts and certain assumptions. Many of the assumptions are based on future estimates of metal prices and market demands over which the Company will have little or no control. Metallurgical testing on mineralization at the Cameroon Properties performed by the independent consultants and the Company in late 2008 concluded that revisions to planned processing methods should be made to reduce risk. These revisions when fully tested and adopted could affect the calculations of our reserves. There is a risk that full scale production activities may indicate technical and commercial shortcomings to whatever processing methodology is installed. Consequently, actual results may vary materially and adversely affect projected values given to reserves.

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

The mining industry in general, and cobalt and nickel mining in particular, are intensely competitive in all phases. A significant number of new cobalt and nickel projects have been announced in recent years and if placed in production, the resulting increased supplies of those commodities could adversely affect prices available for our expected production. Competitors will include large established mining companies with experience and expertise and with greater financial and technical resources, and as a result we may be unable to obtain financing, or sell mined and processed products on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. We also compete with other minerals companies for capital. If we are unable to raise sufficient capital, our exploration and development programs may be jeopardized or we may not be able to develop or operate our projects.

There presently is a lack of required infrastructure in Cameroon which could delay or prevent completion of our mine development activities or increase operating costs.

Completion of the development of the Nkamouna Project is subject to various infrastructure requirements, including the availability and timing of acceptable arrangements for power, water, housing, transportation, air services and other facilities. The lack of availability on acceptable terms or the delay in the availability of any one or more of these items could prevent or delay development. There can be no assurance that the development will be commenced or completed on a timely basis, if at all, that the resulting operations will achieve the anticipated production or that the construction costs and ongoing operating costs associated with the development will not be higher than anticipated.

Unless we obtain significant additional external financing, enter into a strategic alliance or sell a property interest, we will be unable to develop the Nkamouna Project.

The Nkamouna Project requires significant capital expenditures to construct mining and processing facilities and related infrastructure. We will require external debt and equity financing to fund the development and to construct mining and processing facilities and to explore or develop the unproven deposits of GeoCam and any other properties we may acquire in the future. The sources of external financing that we may use for these purposes include secured project debt incurred by GeoCam, convertible debt of the Company or GeoCam and equity placements by GeoCam or the Company. In addition, we may consider a sale of an interest in one or more of the mineral properties, we could enter into a strategic alliance with a complementary company or we may utilize some combination of these alternatives. We intend that GeoCam will seek financing from international institutions with significant experience in financing large natural resource ventures in remote locations such as southeastern Cameroon. Such financiers could require GeoCam and its owners to comply with costly conditions as a requirement to completion of project financing, including significant additional equity contributions to GeoCam. The financing options chosen may not be available on acceptable terms, or at all. The failure to obtain adequate financing on a timely basis will have a material adverse effect on our growth strategy, results of operations and financial condition.

Challenges to our title to mineral properties in which we may have an interest could affect our exploration or development rights.

GeoCam could inadvertently be deemed noncompliant with terms or conditions of its Cameroon mining and other permits and authorizations. There may be challenges to title to other mineral properties that we currently control or which we may acquire in the future. If there are title defects with respect to any of our properties, we might be required to compensate other persons or perhaps reduce our interest in the affected property or lose our interest completely. Also, in any such case, the investigation and resolution of title issues would divert our management’s time from ongoing exploration and development programs.

Our exploration and development operations are subject to continuously evolving environmental regulations, which could result in incurrence of additional costs and operational delays.

All phases of our operations are subject to environmental regulation. Environmental legislation is evolving in countries and local jurisdictions in a manner which will likely require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. Future changes in environmental regulation, if any, could adversely affect our projects.

Acquisition of mineral rights from governmental agencies in the United States requires compliance with applicable regulations and could add costs and delays to future development.

We intend to continue to acquire properties or mineral rights in the United States. All mineral development in the United States is subject to regulation and compliance regardless of land tenure. Development projects are regulated at the state level, and in some states, also at the county level, and we must comply with the regulations relating to mining; land use; air quality; water quality, quantity and supply; and solid and hazardous wastes in the state within which the properties are located. If a state does not have an established program for regulating air, water and waste (pursuant to the federal Clean Air Act, Clean Water Act and the Resource Conservation and Recovery Act), then the U.S. Environmental Protection Agency will have direct regulatory jurisdiction. Depending on the state, there may be other applicable federal regulatory programs that also apply beyond those enacted by the state.

Mineral development (and other) actions on public lands managed by federal land management agencies such as the Bureau of Land Management (BLM) or the United States Forest Service (USFS) are obliged to file an acceptable plan of operations which is then subject to an environmental impact evaluation under the National Environmental Policy Act (NEPA). The NEPA process requires the completion of either an environmental assessment or an environmental impact statement prior to approval of the plan of operations. Whether on public or private land, mining companies must comply with all relevant federal, state and county requirements and will be required to post a bond or other surety to guarantee the cost of post-mining reclamation.

Federal, state, and local regulatory requirements, or changes to these requirements, could add significant additional cost and delays to any mining project we undertake in the United States. Permitting rules and/or discharge limits established at the federal, state, or local level may impose limitations on our production levels warranting additional capital expenditures in order to comply with the rules.

Provisions of the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) impose strict joint and several liability on parties associated with releases or threats of releases of hazardous substances. Our mining operations may produce hazardous substances which could accidentally be released to the environment, and in the United States may be subject to provisions and attendant liabilities of CERCLA. Such liabilities could include the cost of removal or remediation of the release of the hazardous substance and damages for injury to the surrounding property.

We may develop conflicts of interest with other natural resource companies with which one of our directors may be affiliated.

Certain of our directors are also directors and officers of other natural resource companies. Consequently, there exists the possibility for such directors to be in a position of conflict. We expect that decisions made by any of such directors relating to the Company will be made in accordance with their duties and obligations to deal fairly and in good faith with the Company and such other companies.

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

The current and future development of the GeoCam deposits requires permits from various Cameroon governing authorities. Future operations will be subject to a number of existing laws and regulations such as labor standards, environmental reclamation, land use and safety. GeoCam is, to the best of our knowledge, in compliance with all material laws and regulations that currently apply to its activities in Cameroon. Other permits required to construct and operate a mining and processing facility may contain terms and conditions that are difficult or expensive to meet. Such laws and regulations may adversely affect the profitability of GeoCam’s operations.

General and Cameroon economic conditions could adversely affect our future results.

Both domestic and world economic conditions may affect the future performance of the Company. Inflation or deflation, changing tax laws, and fluctuating interest rates may make mineral resource development more difficult. These factors have had a significant effect on Cameroon’s economy in recent years. Economic conditions may have an adverse effect on the overall performance of the Company. In addition, various economic conditions could increase the risk that financial projections for the Nkamouna Project may not be realized as expected.

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

Potential violations of the Foreign Corrupt Practices Act (FCPA) by GeoCam, its agents or representatives could have a material adverse impact on our financial condition and results of operations.

The FCPA prohibits payments of, promises to pay, or authorizations to pay, money, gifts or anything of value to officials of foreign governments, in order to “obtain or retain” business. Payments or gifts to a third party, such as an agent or sales representative, while knowing (or having reason to know) that all or part of the money or gift will be offered or given to such an official, are also prohibited. If employees violate the FCPA, the violation creates severe potential criminal and civil liability for themselves and the affiliated U.S. Company. The types of conduct prohibited by the FCPA are not always clear. As a result, caution is required when doing business through foreign consultants, commercial representatives or agents, or with businesses that are owned, in whole or in part, by foreign governments or that have personal or family ties to government officials. We do not oversee the day to day operations of employees or representatives of GeoCam. Although we emphasize compliance with the FCPA to all our employees and representatives and those of GeoCam, there remains a significant risk of violation in Cameroon.

We may continue to fail to achieve and maintain the adequacy of internal control over financial reporting as required of the Sarbanes-Oxley Act.

We have documented and tested, during the current fiscal year, our internal controls and procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act (“SOX”). SOX requires an annual report by management of the effectiveness of the Company’s internal control over financial reporting and an attestation report by the Company’s independent auditors addressing internal controls over financial reporting. Management evaluated the Company’s disclosure controls and procedures and concluded that they are not effective as of December 31, 2008. Also, the Company’s Chief Executive Officer and Chief Financial Officer evaluated our internal control over financial reporting and determined that as of December 31, 2008 material weaknesses exist. Those material weaknesses included: entity-level weakness in control activities related to the design and operation of our supervision and monitoring of the period-end financial statement review processes, transaction-level material weakness in the design and operating effectiveness of certain controls related to several financial statement accounts, failure to maintain adequate segregation of duties among our accounting staff and management, and entity-level material weakness in the control environment related to our period-end financial reporting process due to an insufficient number of qualified personnel with the required proficiency.

We could be unable to ensure that we have effective internal controls over financial reporting or effective disclosure controls and procedures as defined by applicable rules. Because the financial statements of GeoCam are consolidated, GeoCam financial reporting is also subject to SOX. Our failure to satisfy the requirements of Section 404 of SOX on an ongoing, timely basis could result in the loss of investor confidence in the reliability of our financial reporting and disclosure, which in turn could harm our business and negatively impact the trading price of our common shares. In addition, any failure to implement remediation and improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Any future acquisitions of other businesses may provide us with challenges in implementing the required internal processes, procedures and controls in the acquired operations. Acquired companies may not have effective disclosure control and procedures or internal control over financial reporting that are as thorough or effective as those required by securities laws currently applicable to us.

No evaluation can provide complete assurance that our internal control over financial reporting will detect or uncover all failures of our personnel to disclose material information otherwise required to be reported. The effectiveness of our controls and procedures could also be limited by simple errors or faulty judgments. In addition, should we expand in the future, the challenges involved in implementing appropriate internal controls over financial reporting will increase and will require that we continue to improve our internal controls over financial reporting. Although we intend to devote substantial time and incur substantial costs, as necessary, to ensure compliance, we cannot be certain that we will be successful in complying with Section 404 on an ongoing basis.

Risks related to ownership of our stock

The market price of our common stock and warrants may be adversely affected by market volatility due in part to the current instability in the financial markets.

As a result of the current instability in the financial markets, our common stock price and warrant prices have decreased significantly since 2007. We cannot predict if or when current adverse economic conditions will be resolved and what the affect this instability will continue to have on the price of our common stock and warrants.

Conditions beyond our control may cause wide price fluctuations in the market price of our common stock and warrants.

The market price of our common stock and warrants may be subject to wide fluctuations in response to many factors, including worldwide economic conditions and commodities prices, variations in our operating results, divergence in financial results from analysts’ expectations, changes in performance estimates by analysts, changes in our business prospects, changes in mineral reserve or resource estimates, results of exploration, changes in results of mining operations, legislative changes, and other events and factors outside our control.

In addition, stock markets have from time to time experienced extreme price and volume fluctuations, which, as well as general economic and political conditions, could adversely affect the market price for our common shares and warrants.

Future sales of our securities in the public or private markets could adversely affect the trading price of our common stock and warrants and our ability to continue to raise funds in new stock offerings.

Future sales of substantial amounts of our securities in the public or private markets, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and warrants and could impair our ability to raise capital through future offerings of securities.

We do not intend to pay cash dividends in the near future.

Our Board of Directors determines whether to pay cash dividends on our issued and outstanding shares. The declaration of dividends would depend upon our future earnings, our capital requirements, our financial condition and other relevant factors. Our Board does not intend to declare any dividends on our shares for the foreseeable future. We anticipate that we will retain any future earnings to finance the growth of our business and for general corporate purposes.

Provisions of our Certificate of Incorporation, By-laws and Delaware law could defer a change of our management which could discourage or delay offers to acquire us.

Provisions of our Certificate of Incorporation, By-laws and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in management might be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue different series of shares of preferred stock without any vote or further action by our stockholders and our Board of Directors has the authority to fix and determine the relative rights and preferences of each series of preferred stock. As a result, our Board of Directors could authorize the issuance of a series of preferred stock with holders having the preferred right to our assets upon liquidation, preferred voting rights, preferred dividends before dividends are paid on common stock and/or redemption preferences or other preferred rights.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Glossary of Certain Terms

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

Tailings facility. A containment system comprised of a compacted, earthen structure or dike and a prepared basin area that is used to contain solid tailings and water from the mineral process.

Tailings disposal. A method for disposing of tailings, waste rejects, and water from a processing operation into the tailings facility.

Terrain or terrane. A term applied to a general geologic unit or grouping with no specific definition or formal designation.

Tonne. One metric tonne is 1000 kilograms, or 2,204.6 pounds.

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

Description of Mineral Projects

THE NKAMOUNA PROJECT

Unless stated otherwise, information in this section is summarized, compiled or extracted from the NI 43-101 Technical Report, Nkamouna Cobalt Project, Feasibility Study dated January 18, 2008 (the “Nkamouna Technical Report”) prepared for Geovic Mining by Pincock Allen & Holt (“PAH”), and the NI 43-101 Technical

Report Nkamouna and Mada Cobalt Projects, Cameroon, dated March 12, 2007 (the “Mada Technical Report”) prepared for Geovic and GeoCam by PAH. At the time the NI 43-101 Technical Reports were prepared PAH was and continues to be independent from the Company. The Technical Reports were prepared in accordance with the requirements of NI 43-101.

Portions of the following information are based on assumptions, qualifications and procedures which are set out only in the full Technical Reports. We have omitted much of the background information that is included in the Technical Reports. For a complete description of assumptions, qualifications and procedures associated with the following information and for additional details about the findings of PAH, reference should be made to the full text of the Nkamouna Technical Report and the Mada Technical Report which are available electronically from the Company’s website at www.geovic.net and on SEDAR at www.sedar.com. References to “Geovic” in this Item 2 “Properties” include the Company and GeoCam, as applicable.

In September 2008 the Company received an independent study that further optimized the Nkamouna feasibility study described in the Nkamouna Technical Report as reported in the Company’s press release and Form 8-K dated September 3, 2008; however, all technical and related information on the Nkamouna Project in this report is based on the Nkamouna Technical Report, which is the last technical report prepared in compliance with NI 43-101. The Company and GeoCam are currently reviewing and evaluating all significant refining and metallurgical aspects of the Nkamouna Project with the aim to improve technical and economic performance.

Project Description and Location

Geovic, through its 60% owned subsidiary GeoCam, has exclusive rights to several large cobalt-nickel laterite deposits in Cameroon (the “Cameroon Properties”). There are seven laterite plateaus within the Nkamouna Project: Nkamouna, Mada, Rapodjombo, North Mang, South Mang, Messea and Kondong (collectively, the “Plateaus”).

The Nkamouna Project, one of the seven Plateaus, is located in southeastern Cameroon, approximately 640 road kilometers east of the port city of Douala and 400 road kilometers east of the capital of Yaoundé and is the only area where we have established reserves. The Mada Project (the “Mada Project”) another of the Plateaus, is approximately 10 kilometers north of the Nkamouna Project.

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

GeoCam’s Nkamouna Project is located in the Haut Nyong district, East Province of Cameroon, Africa. The closest town to the Project site is Lomie, at approximately 26 kilometers to the west—southwest. The closest railroad transport to the Project is at the town of Belabo, at a distance of approximately 250 kilometers. Transportation from Yaoundé to the Project is by paved highway to Ayos, improved public road to Abong Mbang and private logging roads or public roads to the project site. International airports and modern telecommunication facilities exist at Yaoundé and Douala. Suitable shipping and receiving facilities exist at the international seaport of Douala. Driving from Yaoundé to the Nkamouna Project takes approximately 7 hours.

Figure A

Location Map and Mine Permit Area

N
S
E
W
Rapodjombo
Mada
Nkamouna
North Mang
South Mang
Messea
Kondong
Zoulabot
Kongo
Lomie
Echiambor
Messok
Edje River
Nda River
Dja River
Lea River
3°30'
3°20'
3°10'
3°0'
2°50'
2°40'
13°50'
14°0'
14°10'
0
10
20
30km
Cameroon
Douala
Yaounde
Lomie
Detail
Legend
Road
Waterway
Mining Permit Boundary
Geologic Legend
Serpentinites
Meta Sandstones
Meta Volcanics
Meta Volcanic Sediments
Meta Pelites
Intrusive Center

Fifty-nine percent of the Eastern Province, where the Nkamouna Project is situated, is dominated by forests zoned “multiple-use.” Over 64 logging concessions are designated in the province that surround GeoCam’s “mineral exclusive zone.” A significant portion of the area is also dedicated to protected forests, wildlife reserves and general “evergreen forest” habitat (22%) that are located well away from planned operations. A small proportion of the district is zoned for mineral development (1.6%), part of which includes the “mineral exclusive zone” (0.35%). Indigenous community lands dominated by subsistence gardening and “community forest” developments form the remainder of the district lands which covers about 18% of the province. These lands are located principally along the main access routes developed when the province was first opened to plantation farming in the late 19th Century.

The Mining Convention was signed on July 31, 2002 by the Ministry of Mines, Water, and Power of the Republic of Cameroon. The Mining Permit was issued on April 11, 2003 granting GeoCam the exclusive rights to exploit the deposits within the Permit area, and to commence mining activities within four years, a period which has been extended. The Mining Permit will remain in force for the duration of the mineable resource and has an initial term of 25 years. The Mining Permit and Mining Convention are renewable every 10 years thereafter until the depletion of resources.

Specific sites that will be impacted by mining and mine related activities are being permitted under a government-prescribed process and will have “site specific” environmental plans designed and approved by governing agencies prior to mining. This inventory, valuation and registration process requires local government approval, following a review of each site by district leaders

The principal remaining permits required by GeoCam before the initiation of construction at Nkamouna include finalization of Land Lease for development sites that were negotiated in late 2008. The land lease will be registered and issued to GeoCam. GeoCam will pay for the cost of leasing the land and compensation for the loss of alternative resources.

GeoCam will have the right to occupy, build roads, remove vegetation and mine and process cobalt, nickel and associated substances covered in the Mining Convention once the land lease is finalized, in accordance with the Mining Convention.

The Mine Permit area is totally contained in areas zoned for logging concessions and “multiple use.” All planned mine developments are in logged over areas and are exclusive of “primary forest” designations. GeoCam’s mining operations will result in partial deforestation during the mining phase, which will represent less than 0.5% of the annual deforested area within the region.

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

All environmental permits necessary to construct and operate the project had been received by the end of 2008.

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

Taxes and Royalties

The statutory income tax rates in Cameroon as of year end 2008 are 38.5% for corporations. Dividend tax rates are 16.5% for residents and 25% for non-residents. Thus, the effective income plus dividend tax rate is 53.875% for non-residents and 48.648% for residents.

Among other specific benefits, GeoCam’s Strategic Enterprise Regime awarded on December 16, 2002, provides a 50% reduction to these two tax rates for five years during the installation phase, plus 12 years during the first 17 years of the exploitation phase. Dividend tax is based on cash flow after the initial capital is repaid. Pursuant to provisions in the Strategic Enterprise Regime, 25% of the base salaries and wages paid to Cameroonian employees are credited to GeoCam to further reduce taxable income and provide incentives to employ local workers.

In addition, Article 144 of the Mining Code now in effect calls for an ad valorem tax of 2.5% on metals. This is treated as a production tax expense and will reduce net income for income tax purposes.

Based on interpretations of the Strategic Enterprise Regime by Geovic and its Cameroonian attorneys, value-added taxes will not be applied to Geovic’s operations, at least until mine construction begins.

Accessibility, Climate, Local Resources, Infrastructure, And Physiography

The closest town to the Nkamouna Project site is Lomie, at approximately 26 kilometers to the west—southwest. The 40 kilometer road from Lomie to the site of the GeoCam field camp supports heavy log and lumber transports, as does the road from the field camp to the project site. Driving from Yaoundé to the Nkamouna Project takes approximately 7 hours.

Lomie is the Subdivision administrative center that hosts the Nkamouna Project and has been the staging area for Geovic’s activities. Lomie has about 3,500 inhabitants, a limited local electrical supply, and very basic services and supplies. There is new telephone service, but no airstrip or approved heliport, and only rudimentary medical facilities. Geovic’s field operations are based from the Kongo Camp, a fully-contained compound near the village of Kongo. The compound has adequate working and sleeping quarters, a diesel generator, diesel fuel storage, a kitchen with refrigerators, repair shop and sample preparation and storage facilities, many of which were upgraded or expanded by GeoCam in 2008.

The economy of Lomie is largely undeveloped, except for a large sawmill and surrounding timber harvesting operations, and small local businesses and government agencies. Lomie’s municipality has provided diesel electric power (200kW) since 1997. Lomie is also the site of a number of domestic and international non-governmental organizations that monitor the 1.3 million acre World Heritage Dja Biosphere reserve and other reserves in the region.

The regional climate is classified as an “Equatorial Guinea” sub-type characterized by two main seasonal types, namely the “main wet” season and “main dry” season, and two minor seasonal types designated as “mini wet” and “mini dry.” The site is located on the northwestern margin of the Congo River tropical zone. The annual maximum monthly temperature ranges from 24° to 33° centigrade and generally do not fall below 18° centigrade.

The average annual precipitation is approximately 1,580 millimeters (62.2 inches) with high humidity and evaporation rates. The main wet season occurs between September and early November, and the main dry season occurs from November to May. The mini wet season lasts about eight weeks in March to May, and the mini dry season extends from June to mid-September. Limited amounts of rainfall occur throughout the year, except during the months of December and January, which are typically dry. Average monthly evaporation rates exceed rainfall during the two dry seasons. The prevailing wind direction is from the south and southwest, and averages less than 4-kilometers per hour and is commonly undetectable beneath the tree canopy near the Nkamouna Project site. The operating season is year-round.

Consultants to GeoCam concluded that the water balance for the Napene Creek tailings storage facility (“NCTSF”) at Nkamouna Project will operate in a water deficit condition. Diversion ditches could be incorporated to divert water around the facility or into the facility depending on the water needs at the time. Additional requirements regarding water quality and potential uses or discharges will be finalized based on the results of additional waste characterization during the detail engineering phase of the project.

Abundant water is available from shallow wells to be completed in the Edje River floodplain; however, much of the process water will be recycled from the NCTSF. Mining, processing and housing facilities will each be provided with sewage collection and treatment systems.

To support the mining and milling operations at Nkamouna, a number of ancillary facilities will be required. These include energy generation, a mobile equipment maintenance shop, warehouse, reagent storage building, laboratory, and administration offices.

Combined Heat and Power (“CHP”) units fuelled by locally harvested wood are expected to produce nearly all project electrical energy requirements. In addition to the Kongo compound, a temporary construction camp will be installed and used until permanent housing can be constructed to meet project operating requirements. On-site accommodations will be provided for expatriate staff. Housing and other community assistance will be provided to local employees, who will be drawn from nearby villages.

Recent logging under of pre-existing timber leases has occurred throughout most of the mineralized areas within the Mine Permit

The central part of the Nkamouna mineral district is dominated by a series of rolling upland plateaus that are isolated by several river systems that feed into the main Congo River drainage basin. Elevations in the province range from about 450 meters along the lower Dja River to 927 meters at Mount Guimbiri, located east of Abong Mbang. The local upland plateau in the vicinity of the Nkamouna mine site presents an elevation of about 700 meters.

The Nkamouna ore deposit is relatively flat and has an average depth of 16 meters. The majority of the deposit is situated down slope from the process plant site and has a natural grade of approximately 5% with upper elevations around 760 meters and lower elevations near 610 meters. The deposit is a crescent shape about 4 kilometers from east to west and 2 kilometers from north to south. The process plant site is adjacent to the mine and near the top of a saddle at an approximate elevation of 700 meters.

Geology Setting

Local Geology

The region within a 300-km radius of the Nkamouna Project Area in Cameroon, Gabon, Congo, and Central African Republic has few producing mineral deposits and few with near-term production potential. Most of this region of west-central Africa is underlain by Proterozoic granite-gneiss-schist terrains, broadly similar to the rocks in the Nkamouna Project Area. Within the region, ultramafic rocks, the original source of the cobalt and nickel, are confined to the Nkamouna Project Area. There has been no previous production of minerals from the Cameroon Project

Property Geology

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

Exploration

Nickeliferous laterite deposits in southeast Cameroon were first discovered and investigated by the UNDP during 1981-1986, in a cooperative project with the Cameroon Ministry of Mines, Water and Energy. The UNDP project drilled eleven core holes in the Nkamouna area, which was the most accessible laterite area at that time. Several of the UNDP holes intersected laterite and saprolite with interesting nickel and cobalt values. The sites of most of the UNDP holes were subsequently surrounded by gridded Geovic drill holes and pits, and the effective influence of the UNDP holes on resource tonnage calculations is negligible.

Geovic’s exploration initially was based entirely on manually-dug test pits, and later incorporated drilling and limited trenching. The program began at Nkamouna and was later extended to Mada and the other Plateaus, which were identified by satellite images and air photos. Geologists from the Cameroon Ministry of Mines, Water and Energy participated in the work to provide government oversight as well as training.

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

Asbolane is critical to the Nkamouna Project economics, because it occurs as coarser aggregates of microscopic crystals, the aggregates being separable by crushing and wet screening from the pulverulent iron-oxide minerals and clays. The resulting coarse fraction contains most of the cobalt and manganese, and a significant portion of the nickel in the raw material, which can be readily prepared into a significantly upgraded concentrate prior to processing.

Drilling

Because the Nkamouna deposits are secondary, which represent the decomposition products of bedrock, they present the data-generation issues which are typical of laterites: sampling of intermixed material which ranges from very soft to very hard, and which varies greatly in metal grade from one particle to the next, especially in the ferricrete breccia lithologies.

Until the 2008 drilling program, most of the sampling at Nkamouna, and nearly all sampling in the other deposit areas, has been by pitting, with a lesser amount from drilling. In 1999 a total of 23 core drill holes were drilled (NKM-21 to NKM-43) in the northeast part of West Nkamouna, on an approximate 100-meter grid. The maximum depth reached was 33 meters, with an average hole depth of 26.1 meters, for a total of 600 meters drilled. A reverse-circulation drill was used between May 2002 and September 2003, when 176 holes totaling 3,690.25 meters were drilled at Nkamouna. The majority of all samples for testing were obtained by developing pits or shafts of a nominal 1.2 meter diameter.

2008 Drilling

GeoCam completed an extensive exploratory drilling program in the Nkamouna and Mada deposits in 2008, as summarized in Item 1, Business, page 8. GeoCam has received assay or other testing results from about 25% of the 2,045 drill holes completed and 48,095 samples collected for assay and no assessment of the data has been completed. It is anticipated that this extensive data may significantly increase our Proven and Probable reserves when analyzed.

Sampling and Analysis

GeoCam maintains a sample-preparation facility at the Kongo Camp, where samples are prepared for assay. Most of the sample points were exposed and sampled by test pits, dug using simple hand tools by local labor crews. PAH reviewed the pre-2008 sampling procedures in detail, and photographed each stage of preparation.

A sample was collected each meter by cutting a rectangular groove in one wall of the pit, measuring 10 by 5 cm. When more than one sample is collected from an interval concurrently, these are oriented following the main cardinal compass points. Each pit was visited daily during drilling by a geologist to log geology, check channel progress, collect the samples from the intervals extended in his absence, and to decide whether to continue digging.

Sample intervals generally varied between 0.5 and 1.65 meters. Each interval was logged by color and texture, and by mineralogy where noted. All samples were analyzed for nickel, cobalt, manganese, chromium, copper, zinc, lead and MgO. Composites representing 5 to 10 meters were analyzed for Fe2O3.

PAH found that Geovic personnel, and contractors paid close attention to sampling and sample-processing techniques, and have varied the techniques from time to time, based on careful analysis of results, including comparisons between different methods. PAH determined that Geovic’s collection and handling of samples meet or exceed industry standards for laterite projects, and that any limitations on precision and accuracy of samples are those limitations inherent in the laterite deposits themselves and in assaying technology.

Altogether, more than 14,000 Nkamouna samples were assayed for cobalt and nickel during 1995-2004. Many of these samples were also assayed for manganese and other elements and compounds.

Various other appropriate methods were used for occasional analyses of 34 other elements (Pb, Zn, Cu, Cr, V, Mg, Al, Sc, Zr, MgO, SiO2, etc.) for bulk samples and other specialty samples.

Security of Samples

Various inter-laboratory checks were undertaken by Geovic on behalf of GeoCam throughout the sampling phase of the project. Geovic undertook a comprehensive program of comparing second sample comparisons from Nkamouna. The pairs of samples extracted from the same sample intervals showed a high degree of correlation for cobalt, nickel and manganese, providing confidence in the ability to generate reproducible assay results from similar sample material. Although the sample-split campaign did not include Mada, there is every expectation that similar results would accrue, given the similarities in geology, sampling methods, and analytical methods. PAH accepted the general veracity of the assays on Nkamouna samples.

Mineral Resource and Mineral Reserves

This Section describes the resource and reserve model for the Nkamouna Project based on data available at the end of 2007, as included in the Nkamouna Technical Report.

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

The mineral resource is summarized by resource category and lithologic unit in Table 1 below. The cutoff grades in this table are different for each lithology and are approximate economic cutoffs based on the different processing characteristics of each lithology.

TABLE 1

Nkamouna Project, Cameroon

Mineral Resource Statement

Lithology	Resource Category	Cutoff (% Co)	Tonnes (1,000’s)	Average % Co	Average % Ni	Average % Mn
Upper Laterite	Measured	0.12	42	0.301	0.318	1.569
Upper Breccia	Measured	0.23	229	0.468	0.490	2.190
Ferricrete Breccia	Measured	0.23	1,447	0.527	0.550	2.689
Lower Breccia	Measured	0.23	2,905	0.448	0.545	2.228
Ferralite	Measured	0.12	26,839	0.226	0.689	1.178

Total	Measured		31,462	0.263	0.667	1.352

Upper Laterite	Indicated	0.12	44	0.272	0.291	1.371
Upper Breccia	Indicated	0.23	157	0.326	0.401	1.812
Ferricrete Breccia	Indicated	0.23	604	0.461	0.474	2.242
Lower Breccia	Indicated	0.23	1,588	0.426	0.480	2.059
Feralite	Indicated	0.12	27,475	0.207	0.673	1.087

Total	Indicated		29,869	0.224	0.657	1.166

Total	M+I		61,331	0.244	0.662	1.262

A top-of-mineralization, or “TOMI,” model was created by PAH so that the top of mineralization in each drill hole was at a constant elevation. The advantage of this model is that the optimum correlation between the metal grades is horizontal and the shape and continuity of the mineralization can be viewed directly on plan maps. This model also went through several iterations of editing/remodelling to remove inconsistencies in the data from shallow holes that did not penetrate the top of mineralization and from multiple pits and drill holes within a few meters of each other.

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

Processing the unique Nkamouna ore will require crushing, attritioning and particle sizing to produce a high-grade, coarse concentrate (“PUG”). The PUG plant basically consists of a receiving hopper and two stages each of crushing, attritioning and particle classifying to produce coarse, high-grade concentrates low-grade middlings and fine tailings . The concentrate will be conveyed to a receiving bin at the process plant. As 60% of the cobalt is concentrated in only 20.5% of the ore weight, the process plant size is much smaller and financial performance is dramatically improved compared to processing run-of-mine ore.

Economic evaluation criteria were based on supplying a fixed 2,000 tonnes ore per day (“tpd”) of product from the PUG plant to the process plant at an average of 1.87:1 Waste:Ore ratio. This yields an average mine production rate of 23,000 tpd with approximately 8,000 tpd of ore, and a maximum of 28,000 tpd for equipment sizing and operating cost estimation.

A net revenue cutoff of $12.00 per tonne of ore was used to define the ore and the net revenue summary. After the estimated economic costs and recoveries were applied to the resource model, a contour map was developed around the profitable blocks to represent the pit floor. This is similar to what a floating cone does in a three-dimensional model, but the Nkamouna resource model is more similar to a two-dimensional seam model.

The Nkamouna mineral reserves presented in Table 2 are classified as a Proven plus Probable.

TABLE 2

Nkamouna Project, Cameroon

Mineral Reserve Statement

CLASSIFICATION	MINERALIZED ZONE				INTERBURDEN	OVERBURDEN	TOTAL
	kTonnes	% Co	% Ni	% Mn	kTonnes	kTonnes	kTonnes
Proven	28,868	0.264	0.690	1.406	NA	NA	NA
Probable	25,874	0.230	0.683	1.250	NA	NA	NA

TOTAL(1)	54,742	0.248	0.687	1.331	4,327	98,231	157,299

(1)	Geovic estimates the contained metal to be approximately 299.4 million lbs of cobalt, 829.2 million lbs of nickel and 728 thousand tonnes of manganese.

Mining Operations

Table 3 below summarizes the estimates of project economics for the Nkamouna Project included in the Nkamouna Technical Report, which is based on the data and processes reviewed in the feasibility study completed by consultants in December 2007 (the “FFS”). PAH has not reviewed the OS and the Nkamouna Technical Report has not been revised or updated since it was prepared in early 2008. Because GeoCam expects to significantly revise the methodology for ore processing on site at Nkamouna, a revised feasibility study is expected to be obtained before proceeding with any mine construction activities. However the following data summarizes the assumptions made by PAH in the Nkamouna Technical Report.

The Nkamouna Project will be mined as an open-pit utilizing hydraulic shovels and excavators and 54-tonne trucks as the primary mining equipment.

The mine plan described in the Nkamouna Technical Report was developed from the resource model by creating blocks around the resource that are approximately 150 meters wide and 500 meters long. The 150 meters wide blocks were developed on logical breaks in the resource model and are not uniform in dimension. The average grade and value of each block was then determined.

Design of the ultimate pit was based on mining the higher valued blocks first with a natural development of the block sequence to allow backfilling of the blocks with mine waste. The blocks are developed in a direction progressing downhill. This will minimize the haul distance in the early years by first developing the blocks closest to the plant.

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

The average annual mining rate is 8.3 million tonnes material over the initial 19 year mine life. This includes 5.4 million tonnes of waste per year and 2.9 million tonnes of ore per year and results in an average stripping ratio of 1.87 to 1. Conventional truck and shovel mining methods will be utilized with the processing of ore at 9,000 tonnes per day yielding an average annual production of 9.2 million pounds of cobalt and 7.0 million pounds of nickel.

All major access and haul roads will be crowned with sufficient thickness of screened ferricrete breccia mine waste and compacted to create road surfaces that will minimize interruptions to project operations during rainy seasons.

The PUG plant throughput at a nominal 9,800 tpd will generate 7,000 tpd of fine tailings, 800 tpd of middling concentrates and 2,000 tpd of feed to the metal recovery plant. The PUG tailings will be disposed of in the NCTSF. The middling concentrate will be backfilled and stored in separate areas of the mine.

Processing operations are designed to produce high purity cobalt and nickel oxide products that are directly marketable or readily converted into cathodes or other chemical compounds. Plant operations during the initial 17 years are estimated to recover 175 million pounds of cobalt, and 133 million pounds of nickel. Economic recovery of Manganese was not considered in the Nkamouna Technical Report, although production of significant amounts of Manganese carbonate from operations was noted.

The total initial capital estimated in the Nkamouna Technical Report is approximately $397 million, with an additional $51 million of working capital required during mine life. Sustaining capital required over the initial 19-year mine life was estimated at $87 million in the Technical Report. Base case estimated cash operating cost per pound of cobalt produced was $3.12 after nickel by-product credits, including direct and indirect costs and production taxes.

The base case used three-year average metal prices $20.08 per pound of cobalt and $11.16 per pound of nickel. Project payback is estimated at 2.9 years based on these assumptions. Total before-tax cash flow is estimated at $2.53 billion.

Reserve estimates were based on the prices used for establishing reserves as summarized in Table 2 above. The Leveraged Case assumes the same metal prices as the Base Case but assumes 60 percent debt and 40 percent equity with eight year loans at 8.5 percent.

Returns would vary significantly depending on metal prices and other factors. Significantly lower cobalt and nickel prices at year end 2008 would decrease returns and increase the time required for project payback, among other things.

Additional sensitivity models were prepared that varied the capital and operating costs, metal prices and metal recovery. The following Table reflects the Company’s information contained in the Nkamouna Technical Report and does not include information included in the optimization study completed in September 2008 (“OS”) or preliminary studies commenced by the Company since receipt of the OS.

TABLE 3

Nkamouna Project, Cameroon

Economic Evaluations

Case:	Reserve	Base	Leveraged	High Price
Cobalt Price ($/pound)	$15.55	$20.08	$20.08	$35.00
Nickel Price ($/pound)	$3.75	$11.16	$11.16	$11.16
Project Economics—Pre-Tax ($ millions)
Cash Flow	794	2,529	2,405	5,185
NPV @ 8%	210	988	965	2,199
NPV @ 10%	139	796	788	1,822
IRR	12.7%	39.5%	63.4%	74.3%

Project Economics—After Tax ($ millions)
Cash Flow	559	1,792	1,721	3,668
NPV @ 8%	129	695	704	1,565
NPV @ 10%	75	555	577	1,295
IRR	10.5%	33.0%	56.1%	61.4%
Cash Operating Cost ($ per pound Cobalt)(1)	$8.50	$3.12	$3.12	$2.87
Payback (years)	5.5	2.9	2.0	1.7

(1)	Note: Net of nickel by-product credit, and including production taxes.

The following table reflects the reported annual average spot price for cathodes for cobalt and nickel as reported by Platt’s Metals Week and Metals Bulletin (Macquarie) for Cobalt and London Metals Exchange for nickel for each of the last five years, and the last reported price in December 2008. This information was not included in the Technical Report.

	Year end 2008	2008	2007	2006	2005	2004
Price per pound cobalt	$17.50	$38.42	$29.00	$17.13	$15.90	$23.93
Price per pound nickel	$4.37	$9.62	$16.86	$11.02	$6.69	$6.27

MADA PROJECT

Information in this section is summarized, from the Mada Technical Report, Nkamouna and Mada Cobalt Projects, Cameroon dated March 12, 2007 prepared by PAH for Geovic and the Company on behalf of GeoCam (the “Mada Technical Report”).

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

Property Description and Location

The Mada Project is adjacent to and 10 kilometers north of the Nkamouna Project. The closest village is Kongo Village, situated more than 8 kilometers (5 miles) from the Nkamouna Project. At present it takes about one hour to drive the 40 kilometres between Lomie and the Mada Project site.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Physical attributes of the Mada Project are essentially the same as for the adjoining Nkamouna Project, described above. Nevertheless, GeoCam will need to develop a site specific environmental study of the Mada Project, much the same as was produced for Nkamouna.

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

The Mada property is undeveloped, as are the other five laterite mineralized plateaus included under the Mine Permit. Geology of the deposit is similar to the Nkamouna Project, described above.

By 2003, Geovic had largely completed the initial pit digging program at Mada. Much more intensive work was carried out on the nearby Nkamouna Project. Until 2008, when 980 holes, totaling 22,717 meters, were drilled, and 19,839 assay samples gathered from the holes. No extensive drilling had been conducted at the Mada Project before 2008. All previous samples had been obtained by developing pits or shafts of a nominal 1.25 meter diameter. Assay and sample results for 2008 drilling are expected to be received by late summer 2009.

Mineralization

Before the 2008 drilling, only 13% of the Mada pits were logged as penetrating the entire deposit profile reaching bedrock (schist, quartzite, or serpentinite), and many of these pits were outside the mineralized area. Consequently, sampling density at Mada was sparse. Nevertheless, through 2003, Geovic shipped more than 3,200 Mada pit samples to accredited assay laboratories to determine cobalt, nickel, chromium and manganese content.

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

Mining Operations

If ore reserves can be demonstrated, it is envisioned that the Mada deposit will likely be mined as an open-pit similar to Nkamouna. No mine plan has been developed to date. GeoCam will await results from 2008 and commencement of further development of the Nkamouna Project drilling before taking steps toward development activities.

United States Mining Leases And Claims

We are actively engaged in the strategic acquisition, exploration and development of other mineral properties to diversify our portfolio of mineral exploration and development opportunities. To that end, in 2007 and early 2008 we actively leased mineral properties and staked mining claims in the United States through our wholly-owned subsidiary, Geovic Energy.

Arizona Properties

Through geologic mapping and geochemical sampling, the Company identified several new areas of gold and uranium mineralization in the Whetstone Mountains, located approximately 40 miles southwest of Tucson, Arizona. The Company located 51 federal lode claims covering approximately 1,000 acres in the area of expected uranium-gold mineralization in the northern Whetstone Mountains in 2007. In addition to the indicated uranium mineralization in the area, the pre-Cambrian hosted shear zones also appear to contain anomalous fluorite, copper and gold. Based upon its initial findings, the Company leased approximately 16.8 square kilometers (6.5 square miles) of state of Arizona mineral lands in the vicinity of the gold occurrence.

The Whetstone Mountain area where the claims are located was previously explored in the 1970s and 1980s by Rocky Mountain Energy (Union Pacific Railroad) and Unocal (Union Oil Co of California), at a time when members of the Company’s management were employed by the latter company. Mining claims and other mineral properties held by those entities were abandoned by 1990. Related documentation compiled by those early operators show that the newly acquired properties have significant uranium oxide (U3O8) mineralization. The Company plans to re-drill the historic resource areas if warranted by values for uranium properties, and to test for associated gold mineralization in these zones along the pre-Cambrian hosted structures.

Colorado/Wyoming Properties

We also targeted and acquired fee mineral leases over the known uranium deposits in the Denver-Cheyenne Basin of Northeastern Colorado and Southeastern Wyoming. These 10- and 15-year mineral leases cover large portions of the six (6) main known uranium deposits in Weld County, Colorado and Goshen County, Wyoming, covering approximately 15,500 acres believed to host historical uranium deposits at depths ranging from 120 feet to 600 feet below the surface. These deposits are believed to include significant uranium mineralization, as established by other operators in the 1970s, including Unocal. Through the leases it now holds, Geovic Energy has control over much of the known mineralized area in Eastern Weld County, Colorado and Goshen County, Wyoming.

In 2008, we participated in a federal mineral staking venture in Sweetwater County, Wyoming and acquired an interest in 571 federal mining claims. In addition to leasing private lands, we have applied for leases and permits on state and federal lands containing expected uranium mineral trends.

Until uranium prices declined significantly beginning in mid-2008, we were planning a development-drilling program to confirm resources present in these uranium properties, in preparation for establishing reserves. However, these plans will be deferred until more dependable commodity pricing can be expected. Accordingly in the fourth quarter 2008 we elected to write off the carrying value of our uranium properties for financial reporting purposes.

As of March 1, 2009 we hold undeveloped interests in the following properties:

Undeveloped Uranium Leases

Denver-Cheyenne Basin - Northeast—CO

Number - Leases	Gross Acres	Net Acres
120	57,007	16,557
85	95,227	46,940

Mining Claims—Undeveloped

Wyoming and Arizona

Number of Claims – BLM	Gross and Net Acres	Name of our Project
Wyoming
274	5,611	Sooner
124	2,562	Goshen Hole
297	6,136	Sweetwater
48	968	Fremont County

743	16,517*

Arizona
51	1054	Whetstone

State Mineral Exploration Permits and Leases

Number of permits	Gross and Net Acres	County
Wyoming 1	640	Sweetwater

Arizona
8	4115.20	Pima
4	2408.24	Pima
1	640	Mohave

TOTAL 13	7163.44

Colorado 22	12,240	Weld

Federal - Prospecting Applications And Permits
Colorado
9	19,600	Weld

Other Activities

We have organized three subsidiary corporations, including Geovic Mineral Sands Corp., and one corporation in each of France and New Caledonia, in preparation for prospecting and exploration activities we plan to undertake in 2009.

ITEM 3.	LEGAL PROCEEDINGS

We know of no legal proceedings, contemplated or actual, in which we are involved which could materially affect our business or the business of any of our subsidiaries, except for claims made or raised by five management level employees of GeoCam, who claim amounts owed or claimed to be due as a result of termination of employment by GeoCam in connection with reductions in force and downsizing in February and March 2009. We do not expect that resolution of these claims will materially impact the business or results of operations of GeoCam.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2008.

Executive Officers

The following table sets forth certain information, as of March 2, 2009, with respect to our executive officers.

Name	Age	Position
John E. Sherborne(1)	63	Director, Chief Executive Officer
William A. Buckovic(2)	59	Director, President
David C. Beling(3)	67	Executive Vice President, Chief Operating Officer
Greg C. Hill(4)	59	Senior Vice President, Chief Financial Officer
Gary R. Morris(5)	64	Senior Vice President
Barbara A. Filas(6)	53	Senior Vice President of Corporate Development
Conrad Houser(7)	63	Senior Vice President, President of Geovic Energy Corp.
Alan W. Peryam(8)	63	Senior Vice President, General Counsel
Shelia I. Short(9)	57	Corporate Secretary
Richard Howe(10)	63	Executive Director of Geovic Cameroon, PLC

(1)	Mr. Sherborne joined Geovic, Ltd., the Company’s present subsidiary as Executive Vice President, Corporate Development in 2002 and was previously a consultant to Geovic. He was appointed as CEO of Geovic in March 2004 and Chairman in August 2004. He has been Chief Executive Officer of the Company since completion of the RTO in December 2006. He has held senior management positions in international energy and mineral resources businesses for more than 30 years.
(2)	Mr. Buckovic is the Founder and President of Geovic, Ltd., and has been President since 1994. He became President of the Company upon completion of the RTO in December 2006. Mr. Buckovic has been active for over 37 years in the mineral exploration and development business, including the discovery of several major mineral deposits. He has wide ranging experience in the energy minerals, precious metals, advanced metals and ferro-alloy metals businesses and has worked on projects in North America, South America, Australia, Europe and Asia.
(3)	Mr. Beling has been Senior Vice President, Operations of Geovic, Ltd. since January 2004; Senior Vice President and COO of the Company from December 1, 2006 to present and was an independent consultant from January 1997 through January 2004.
(4)	Mr. Hill has been CFO for Geovic, Ltd. and the Company since October 2007, and he was Acting CFO of Geovic, Ltd. from August 2006 and for the Company from December 1, 2006 until October 2007. Mr. Hill is also the President of Englewood Capital, LLC, a private consulting company from November 2001 to present.
(5)	Mr. Morris has been Senior Vice President, Geovic Ltd. since January 2001 and Senior Vice President of the Company since December 1, 2006. Mr. Morris was Managing Director of Geovic Cameroon PLC through May, 2008 and Chairman of the Board of Geovic Cameroon PLC until February 17, 2009. Effective January 28, 2009 Geovic Energy transferred all its right, title, and interest to the recently formed corporation Geovic France SAS to Geovic Mineral Sands Corp., a newly formed corporation organized under the laws of Colorado, USA. Mr. Morris was designated by Geovic Mining Corp. as agent for all affairs related to the establishment of, accounting, banking and legal affairs of Geovic France SAS as well as its newly formed subsidiary Geovic Nouvelle Caledonia.
(6)	Ms. Filas has been Senior Vice President of Corporate Development since February 2009. During the past five years, Ms. Filas was the President of Knight Piésold and Co., a privately held Colorado corporation, which provided consulting services to the Company and other clients.

(7)	Mr. Houser has been President of Geovic Energy Corp. and Senior Vice President of Geovic Mining Corp. since September 2008. From October 2008 through August 2009 he is also an expert witness and litigation advisor contracted to several companies. From February 2007 until late 2007 he was the CEO of Shoshone Silver Mining Company (OTC-BB) and Sterling Mining Company (TSX). Both companies were involved in acquisition and development of precious minerals. From December 1996 through January 2007 he was Vice President of Legal and Management Affairs for Norwest Corporation, an employee-owned corporation in Salt Lake City, Utah and Calgary, Alberta, Canada, where he was a director from 2002 through 2004. Norwest is a premier consulting group of some 200 professionals dealing with a wide variety of projects. Mr. Houser’s efforts were mostly directed to acquisitions, mergers, divestitures, due diligence, bankruptcy, and expert litigation support.
(8)	Mr. Peryam has been Senior Vice President and General Counsel of Geovic Mining Corp. since October 2008. From June 1, 2007 to December 31, 2008 he was the owner of Alan Peryam LLC (a law firm) and of counsel to the law firm of Zupkus & Angell P.C. From 1996 through May 31, 2007 Mr. Peryam was in private practice of law in Denver, Colorado with the law firm of Alan W. Peryam, LLC.
(9)	Ms. Short has been Corporate Secretary since December 1, 2006 and Executive Assistant, Geovic, Ltd since July 2000.
(10)	Mr. Howe has been Managing Director and a Director of Geovic Cameroon plc since June 1, 2008. From 2002 until joining Geovic Cameroon he was Chairman of Intelligentsia SA, an electronic financial services company. He is a Director of Guinness Cameroon SA and sits on the audit committee, a Director of CCEI Bank Equatorial Guinea, and West Africa representative of D1 Oils plc, a London AIM registered alternative energy Company. He is Founding Chairman of the West Africa Business Association Cameroon and a member of the Cameroon Prime Minister’s Investment Council.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

(a) Market Information—The principal U.S. market in which our common shares (all of which are of one class, $.0001 par value Common Stock) are traded or will trade is in the over-the-counter market (Bulletin Board Symbol: “GVCM”). Our stock is not traded or quoted on any Automated Quotation System.

The following table sets forth the range of high and low closing bid quotes of our Common Stock per quarter for the past two fiscal years (the only time during which our shares were traded in the United States) as reported by the OTC Bulletin Board (which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessary represent actual transactions).

Year	Period	(US$)
		High	Low
2007	1st quarter	3.74	1.86
	2nd quarter	3.68	2.73
	3rd quarter	3.35	1.90
	4th quarter	3.43	1.34

2008	1st quarter	1.85	1.19
	2nd quarter	1.58	1.07
	3rd quarter	1.40	0.55
	4th quarter	0.74	0.36

2009	1st quarter (through March 2, 2009)	0.60	0.44

Until November 16, 2007, the Company’s common shares traded on the TSX Venture Exchange (the “TSXV”) under the symbol “GMC.” On November 16, 2007, the Company’s common shares commenced trading on the Toronto Stock Exchange (the “TSX”) under the symbol “GMC” and its common shares were delisted from the TSXV. The following table sets out the reported high and low closing sale prices on the TSXV and the TSX for the periods indicated as reported by the exchanges:

Year	Period	(Cdn$)
		High	Low
2007	1st quarter	4.30	2.18
	2nd quarter	4.25	2.90
	3rd quarter	3.50	2.06
	4th quarter(1)	3.15	1.36

2008	1st quarter	1.73	1.21
	2nd quarter	1.60	1.10
	3rd quarter	1.38	0.55
	4th quarter	0.91	0.49

2009	1st quarter(2)	0.75	0.54

Notes:
(1) The Company graduated from the TSXV to the TSX on November 16, 2007.
(2) Through March 2, 2009.

As of March 2, 2009 the last reported closing sales price of the share on the TSX was Cdn$0.65.

As of March 2, 2009 there were 102,943,446 common shares issued and outstanding. On that date we had 483 registered stockholders of record.

Price Range of Warrants

We have three outstanding classes of publicly-traded warrants. We issued 2,999,996 transferable warrants December 1, 2006 listed on the TSXV under the symbol GMC.WT beginning December 7, 2006. We issued 10,800,000 warrants in connection with an Offering completed March 7, 2007 listed on the TSXV under the symbol GMC.WT.A. We also issued 4,792,100 warrants in connection with the Offering completed April 27, 2007 listed on the TSXV under the symbol GMC.WT.B. The warrants expire three years from the date of original issuance. All three series of warrants were delisted from the TSXV and were listed on the TSX on November 16, 2007. The following table sets out the reported high and low closing sales prices for the warrants for the last two fiscal years, as reported by the TSXV and TSX.

Series and Year		(Cdn$)
		High	Low
Warrant GMC.WT
2007	1st quarter	2.73	1.15
	2nd quarter	2.70	1.70
	3rd quarter	2.39	1.08
	4th quarter(1)	2.75	0.80

2008	1st quarter	1.22	0.60
	2nd quarter	0.66	0.35
	3rd quarter	0.60	0.13
	4th quarter	0.12	0.02

Warrant GMC.WT.A
2007	1st quarter	2.12	0.90
	2nd quarter	2.20	1.65
	3rd quarter	1.95	0.70
	4th quarter(1)	1.65	0.80

2008	1st quarter	1.10	0.56
	2nd quarter	0.53	0.31
	3rd quarter	0.44	0.09
	4th quarter	0.12	0.02

Warrant GMC.WT.B
2007	2nd quarter	1.40	0.80
	3rd quarter	1.10	0.38
	4th quarter(1)	1.15	0.37

2008	1st quarter	0.48	0.25
	2nd quarter	0.32	0.10
	3rd quarter	0.20	0.06
	4th quarter	0.05	0.01

Note:
(1) Reflects TSXV prices until November 17, 2007, and thereafter, reflects TSX prices.

On March 2, 2009, the last reported sale prices of the warrants on the TSX were: Warrant GMC.WT: Cdn$0.035; Warrant GMC.WT.A: Cdn$0.20 and Warrant GMC.WT.B Cdn$0.02. On that date there were outstanding 2,999,996 million GMC.WT Warrants, 10,800,000 GMC.WT.A Warrants and 4,792,100 GMC.WT.B Warrants.

Transfer Agent for Shares and Warrants

The registrar and transfer agent for the Company is Computershare Trust Company of Canada, 2nd floor, 510 Burrard Street, Vancouver, British Columbia, V6C 3B9.

Dividends

We have never paid cash dividends. We do not anticipate that we will declare or pay any cash dividends in the foreseeable future.

Performance Chart

The following chart compares the total cumulative Shareholder return, assuming dividend reinvestment, for Cdn$100 invested in shares of Geovic Mining on December 4, 2006 with the cumulative total return, assuming dividend reinvestment, of the S&P/TSX Composite Index and the S&P TSX Canadian Mining Index for the period from December 4, 2006 (date of first trading) to December 31, 2008. The share historic performance as set out in the graph does not necessarily indicated future price performance.

	December 4, 2006	December 31, 2006	December 31, 2007	December 31, 2008
Value based on Cdn$100 invested in Geovic Mining Corp.	100.00	106.00	67.60	20.00
Value based on Cdn$100 invested in S&P/TSX Composite Index	100.00	100.46	107.66	69.95
Value based on Cdn$100 invested in S&P/TSX Canadian Mining Index	100.00	99.52	117.80	37.23

Note: All figures in this table are in Canadian dollars. At March 2, 2009, the exchange rate quoted by Oanda Corporation (www.oanda.com), was $1.00 to Cdn$1.27716.

Exchange Controls

There are no governmental laws, decrees or regulations in Canada, where our common shares and warrants are publicly traded, that impose foreign exchange controls.

ITEM 6.	SELECTED FINANCIAL DATA

Set forth below is selected consolidated financial information for each of the five years ended December 31, 2004 through 2008. We selected the balance sheet data and statement of operations information for the five years from our audited financial statements. The financial statements from which this information is derived for 2004 and 2005 reflect the financial position and results of Geovic, Ltd., which was the acquiring entity in the RTO for financial reporting purposes.

You should read the information presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes included elsewhere in this Report.

Selected Financial Data

(in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations Data

Exploration costs	$27,464	$9,189	$3,465 (2)	$872 (2)	$1,273 (2)
General and administrative	6,382	3,276	1,593	909	637
Stock based compensation	2,466	2,111	1,052	959	1,655
Interest and bank charges	152	59	9	2	2
Depreciation	244	76	39	78	149
Mineral property impairment	3,244	—	—	—	—
Interest income	(1,132)	(3,235)	(176)	(1)	(25)
Minority interest	(11,501)	(3,214)	—	—	—
Income tax expense (benefit)	(436)	(414)	860	—	—
Net loss for the year	(26,883)	(7,848)	(6,842)	(2,819)	(3,691)
Weighted average outstanding shares(1)	102,410	92,047	44,009	38,242	37,760
Loss per share	(0.26)	(0.09)	(0.16)	(0.07)	(0.10)

Balance sheet data (end of period):

Cash and cash equivalents	64,184	78,479	9,374	935	36
Total assets	70,524	82,936	9,732	1,171	290
Total liabilities	6,352	1,794	2,014	521	869
Stockholders’ equity (deficiency)	55,029	79,264	7,718	650	(580)

(1)	Outstanding shares in 2004 and 2005 have been adjusted to reflect the effect of the 2 for 1 stock split completed in connection with the RTO.
(2)	The Exploration costs in 2004, 2005 and 2006 relate only to the Cameroon Properties.

Summary of Quarterly Results

The table below sets forth quarterly results for the eight quarters ending December 31, 2008:

	2008				2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
Exploration costs	$9,716	8,770	5,798	3,180	$3,588	$2,172	$1,982	$1,447
General and administrative	2,562	1,449	1,391	980	566	791	991	928
Stock based compensation	356	528	531	1,051	1,603	162	162	184
Interest and bank charges	152	—	—	—	49	8	1	1
Depreciation	92	65	64	23	35	14	15	12
Mineral property impairment	3,244	—	—	—	—	—	—	—
Interest income	(46)	(283)	(339)	(464)	(1,256)	(900)	(840)	(239)
Minority interest	(4,087)	(5,536)	(560)	(1,318)	(1,600)	(714)	(901)	—
Income tax expense (benefit)	(436)	—	—	—	(1,028)	242	338	34
Net loss for the period	(11,553)	(4,993)	(6,885)	(3,452)	(1,958)	(1,775)	(1,748)	(2,367)
Loss per share	(0.11)	(0.05)	(0.07)	(0.03)	(0.02)	(0.02)	(0.02)	(0.03)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an analysis of our capital resources and liquidity at year end 2008, and financial results for the years ended December 31, 2008 and 2007 compared to previous years. All amounts are presented in U.S. dollars unless indicated otherwise. Reference should also be made to the financial statements filed with this report and the Company’s other disclosure materials filed from time to time on, www.sec.gov or the Company’s website at www.geovic.net.

Business

We are engaged in the business of exploring for cobalt, nickel, and related minerals directly in the United States and through our majority-owned (60%) subsidiary, Geovic Cameroon, PLC (“GeoCam”) a financially dependent public limited company duly organized and incorporated under the laws of the Republic of Cameroon. We are also evaluating other exploration prospects, land acquisitions and investments in the mining industry, in the United States and elsewhere, that management believes would provide high-quality diversification opportunities.

Our future success will be largely dependent on our ability to finalize a development plan and secure required financing to develop the mineral reserves on GeoCam’s Nkamouna Project, the first of several deposits we have located on the Cameroon Properties. A feasibility study on development of a cobalt-nickel-manganese mine and mineral processing facility, delivered in November 2007, estimated that total capital, pre-opening and initial operating expenses for the Nkamouna Project in Cameroon would be approximately $397 million. An optimization study by other outside consultants was then contracted in December 2007 to review and improve the efficiencies and re-examine Nkamouna Project capital and operating costs described in the feasibility study. The optimization study was completed in September 2008. The optimization study also advanced mining plans, milling and processing facilities plans and estimated anticipated construction and related costs. During the optimization study, it was determined that manganese and scandium can be produced in commercial quantities. Therefore, additional mineral processing facilities were planned. The completed optimization study estimated total capital construction costs (exclusive of escalation) and pre-production operating expenses at approximately $379 million including additional processing equipment required to recover manganese carbonate and scandium. In addition, working capital required during startup and commissioning was estimated at $38 million.

As a result of the recent world-wide turmoil in financial and other markets and the probable unavailability of acceptable terms for financing in the mining sector generally, the Company and minority shareholders of GeoCam concluded in the fourth quarter of 2008 that debt and equity financing and commencement of construction at the Nkamouna Project will be delayed indefinitely. Before continuing the construction financing process, we have undertaken to review some technical and metallurgical aspects of planned metal processing at the Nkamouna Project in an effort to facilitate financing by improving process efficacy and projected profitability and reducing capital costs and process risk. We have also reduced the level of pre-construction activity in Cameroon, including reduction of GeoCam staffing. We are taking this action because we believe the operating results forecast in the optimization study may not support financing, particularly under current turbulent economic conditions. Such conditions have historically been accompanied by lower demand for certain commodities and resulting falling commodities prices. Significant declines in prices for cobalt, nickel and manganese which began in mid-2008 could also impair the availability of and completion of project debt and equity financing.

GeoCam will undertake only those budgeted activities in 2009 which are expected to enhance the value and ultimate development of the Nkamouna Project until we are reasonably satisfied that Nkamouna Project debt and equity financing in required amounts can be completed and pending improvement in world-wide financial and commodities markets.

The Company had consolidated cash and cash equivalents of approximately $64.2 million at December 31, 2008 of which $62 million was held in the U.S. Due to the delay of commencement of construction at Nkamouna and the current level of planned and committed expenditures for 2009, we do not plan to raise debt or equity capital in the near term.

Should we decide to develop the Nkamouna Project securing required financing will also be dependent on numerous additional factors affecting the expected economics of the Nkamouna Project, including: availability and cost of capital, market conditions and demand for the metals to be produced, satisfying lenders that mineral processing and the financial returns forecast in any development plan will be achievable from a technical standpoint, arrangement of metal sales agreements and the pricing and terms of such agreements, cost trends and availability of mining and processing equipment as well as operating materials and services necessary to develop and operate the properties, existing environmental and reclamation commitments, compliance with any additional government requirements or approvals associated with project development and operation, political unrest, geopolitical developments, and the relative competitive position of existing and prospective cobalt and nickel projects worldwide. Other significant factors affecting development of the Nkamouna Project include our ability to recruit, train and retain a stable local workforce and qualified mining professionals to replace those terminated by GeoCam in February and March 2009, and to meet the logistical challenges of developing the project in a relatively undeveloped, remote area in Cameroon.

Because we are an exploration stage enterprise, it is our policy to expense, as exploration costs, all expenditures by GeoCam.

We are the majority shareholder of GeoCam; however, as a matter of policy, we do not take major strategic actions or make strategic decisions at GeoCam without general concurrence by the minority shareholders. We view a good working relationship with the minority shareholders of GeoCam as imperative to the future success of the Nkamouna Project. Two of five GeoCam directors are appointed by the minority shareholders.

Capital Resources and Liquidity

At December 31, 2008 we had approximately $64.2 million of cash and cash equivalents on a consolidated basis, a decrease of approximately $14.3 million from December 31, 2007. Approximately $18.8 million was contributed to GeoCam by unaffiliated minority shareholders in 2008. Our cash is invested in U.S. dollar (“US$”) deposits and highly liquid money market funds, and GeoCam’s funds are held in the Cameroon branch of a large international bank. The money market funds in which we invested have not experienced losses during the recent financial crisis.

We do not anticipate generating revenue until we commence operations at the Nkamouna Project. We believe that our cash resources will satisfy our capital and liquidity requirements at least through mid-2010 or longer, depending on GeoCam’s level of activity. We will be obligated to fund 60.5% of the GeoCam cash requirements as specified in the GeoCam shareholder agreement. We anticipate that $6 to $7 million of our available cash will be used to meet our share of anticipated exploration and operating expenses in Cameroon in 2009. We expect our annualized 2009 general and administrative expenses in the United States to total approximately $5 to $5.5 million, and that we will expend up to $2.5 million additional amounts for acquisition and exploration of mineral properties, or investment in other resource entities, in the United States and elsewhere in 2009. We expect that a significant portion of our cash resources will be expended or committed for these purposes through 2010 or later and that our cash balances will continue to decrease from quarter to quarter.

In June 2008 GeoCam adopted an operating and exploration budget for 2008 totaling approximately $45 million, an increase from the approximately $13.5 million budget for 2007. On September 2, 2008, the Company and the GeoCam minority shareholders approved a GeoCam capital increase for 2008 equivalent to approximately $67.1 million. The capital increase was intended to complete the capitalization of the Company’s pre-2007 Cameroon expenditures that benefited GeoCam and fully fund the 2008 budget, as summarized below.

Through year end 2008 approximately $26.4 million of the 2008 GeoCam budget had been expended and much of the balance will be deferred indefinitely.

The capital increase is funded by the shareholders of GeoCam in accordance with the respective ownership interests prior to the capital increase. In the third and fourth quarters of 2008, cash calls totaling approximately $48.3 million were satisfied with cash of approximately $25.2 million and credit to Geovic for approximately $23.1 million of advances made before 2007. Of the cash contributions, GeoCam minority shareholders paid approximately $18.8 million, including approximately $.2 million we paid on behalf of Mr. Buckovic. We will be obligated to fund 60.5% of the remaining GeoCam 2008 capital increases equivalent at current exchange rates to approximately $9.4 million when cash calls are made and the unaffiliated minority shareholders will be obligated to fund the balance, or the equivalent of approximately $6.1 million.

Any future project debt financing for the Nkamouna Project will likely require GeoCam and its shareholders to furnish at least 40% of the total estimated capital, cost overruns and initial operating costs. Accordingly if the Nkamouna Project is to be developed, we will be obligated to contribute our proportionate share prior to funding of project debt financing. Based on the current capital cost estimates for the Nkamouna Project, we do not expect to have sufficient cash available to satisfy this obligation at the time it will be required. Our ability to raise required additional capital for this purpose will depend on a number of factors that are partly or wholly outside of our control, including the recent disruptions of world-wide financial and other markets that are likely to make it much more difficult for the Company, the minority shareholders and GeoCam to obtain the required financing.

In addition to deferral of certain Nkamouna Project development and pre-construction expenditures in 2009, we are also considering other cost reducing measures to preserve our available cash. Alternative development plans for Nkamouna Project, currently under evaluation, will be considered when technical and economic viability are established. During 2009 GeoCam expects to operate within a budget of approximately $10 to $11 million, reflecting the technical evaluation currently underway aimed at reducing technical risk and improving estimated economic performance of the Nkamouna Project and completion of some other exploration activities commenced in 2008.

During 2003, the Company applied for and received a grant under an available agency program from the United States Trade and Development Agency (USTDA). Under the grant we are reimbursed for 50% of the cost up to a limit of approximately $0.7 million of initial feasibility studies for the Cameroon Properties. We drew $0.2 million of the grant in 2005 and $0.1 million in 2008. If the Nkamouna Project is successful, or if project financing is received, we will be required to repay all amounts received to the USTDA. If the project is unsuccessful repayment will not be required. We have recorded a liability of $0.3 million with respect to this arrangement. Also in 2008, we recorded as liabilities a potential tax assessment and penalties in Cameroon and a reserve for an employment claim totalling approximately $0.2 million.

Except as described in the preceding paragraph, neither the Company nor GeoCam has any material debt or other similar obligations or commitments, and we believe that our present capital resources will be sufficient to satisfy the capital and liquidity requirements described above through at least the middle of 2010. We have no standby financing arrangements currently in place.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures. As discussed above, the shareholders of GeoCam have agreed to additional cash calls to be completed during 2009 under the GeoCam capital increase described above.

Results of Operations

2008 Compared to 2007:

We have no substantial current revenue and expect to continue to generate losses and negative cash flows from operations for the foreseeable future.

We had a consolidated net loss of $26.8 million for the year ended December 31, 2008 compared to a net loss of $7.8 million in 2007. The increase in the loss in 2008 was due to higher operating and exploration expenses, both in Cameroon and in the United States, as we had no revenue other than interest income, which declined as described below. Because we anticipated commencement of mine construction at the Nkamouna Project beginning in 2009, we began to undertake additional pre-construction activities, and to increase staffing and infrastructure at GeoCam in 2008. All expenditures in Cameroon are recorded as exploration costs as incurred.

For the year ended December 31, 2008, our consolidated exploration costs increased 199%, or $18.3 million to $27.4 million compared to $9.2 million for the prior year. This increase is primarily due to an increase of $19.9 million in exploration costs in GeoCam. Exploration costs in Cameroon are categorized in four components: property evaluation, metallurgical studies, exploration office costs and property surface area tax. Of the GeoCam exploration costs, $18.8 million was property evaluation expenses in 2008 compared to $4.2 million in 2007, $0.4 million was metallurgical studies compared to $0.5 million in 2007, and $7.1 million was exploration office costs compared to $3.4 million in 2007. Surface taxes did not change materially in 2008. These increases were consistent with the plans to begin construction and reflect the increased level of activities at GeoCam, particularly during the last half of the year. The 2008 property evaluation expense, increase was largely due to the $10.5 million for the Optimization Study, preliminary front end engineering and design (FEED) costs for the mine and processing build out which was commenced before the Optimization Study was completed. Approximately $1.2 million of these expenses was unpaid at year end. These 2008 property evaluation expenses compare to approximately $2.2 million expended in 2007 for the initial feasibility study and related evaluation completed in November 2007. The property evaluation expenses for 2008 were reduced by a foreign exchange gain of approximately $1.3 million.

Increases in GeoCam exploration office costs were due to the hiring of additional personnel. GeoCam employees increased from 14 full time employees and 119 contract workers at year end 2007 to 32 full time employees and 213 contract workers at year end. The employees at year end 2008 include several full time experienced managers for whom relocation and housing expenses were significant. GeoCam also purchased construction and transportation equipment and other fixed assets and supplies at the Nkamouna Project site, and completed some temporary housing for employees. Exploration office costs also included the requisite expansion of the supporting infrastructure for the advancement of the Nkamouna Project.

We had approximately $1.1 million of exploration costs in the United States, compared to $.9 million in 2007, an increase of $0.2 million. We engaged additional consultants and continued uranium leasing and mining claim staking during the first nine months of 2008. Also, we acquired additional exploratory properties in Arizona and conducted preliminary exploration activities there during the year. In the fourth quarter we had limited lease acquisition and mining claim staking expenses due to a reduction of our uranium property acquisition activities in the second half of the year.

Interest income decreased 67% to $1.1 million in 2008 from $3.2 million in 2007 because interest rates we received on our cash investments were significantly lower in 2008 and we used more of our cash throughout the year.

For the year ended December 31, 2008, general and administrative expense increased 91% or $3.0 million to $6.3 million, compared to $3.3 million in the same period last year and compared to $1.6 million in 2006. The 2008 increase was due to increases in several categories. We had a small increase in the number of employees, and salary expense increased to $3.0 million in 2008 from $1.5 million in 2007, reflecting salary increases made in 2007 that were in effect for all of 2008. We also opened a new headquarters office in Denver, Colorado, and had associated relocation, insurance, telecommunications and travel costs. The $0.7 million of relocation costs included lease payments for the new space, moving office furniture and files, purchase of furniture and equipment for the new offices, installation and integration of the telecommunication systems, and relocation of two officers from Grand Junction to Denver. The employee relocation costs covered transportation and moving expenses as well as assistance in selling residential properties. We also incurred higher insurance expenses, and professional fees and expenses and consulting fees.

General and Administrative expenses for 2008 also include approximately $0.3 million of GeoCam’s 2008 advances to GeoAid, a non-profit entity that provides services to GeoCam in connection with GeoCam’s environmental obligations for the Nkamouna Project. Geovic accepted this transfer due to deficiencies in the documentation for certain expenditures made by GeoAid on behalf of GeoCam during the year while GeoAid was managed by an outside consultant to Geovic.

Stock-based compensation increased 19% to $2.5 million in 2008 from $2.1 million in 2007, due to options granted early in the year at higher estimated values, options granted to new employees during the year and warrants and options granted to consultants.

Our interest and bank charges increased $0.2 million in 2008 reflecting approximately $0.1 million in interest charges paid by GeoCam to a minority shareholder of GeoCam in connection with a two month bridge loan made to GeoCam before the GeoCam capital increase was completed. Depreciation expense increased 150% to $0.2 million primarily because GeoCam had more fixed assets in 2008 than in 2007 and we had more office furniture and equipment in Grand Junction and Denver.

We wrote off approximately $3.2 million of our mineral properties at year end 2008. Beginning in 2007, we had capitalized the acquisition cost of uranium mineral properties we leased in Colorado, Wyoming and Arizona. The capitalized acquisition costs of these properties were approximately $2.8 million in 2007 and $0.4 million in 2008. We took this impairment charge due to the reduction in uranium prices and industry prospects during the fourth quarter of 2008. It was our decision to pursue other exploration and development opportunities with nearer term potential and to abandon our plans to further explore and develop the uranium mineral properties in the foreseeable future. The leases extend through 2017 or longer.

Our loss for the year was reduced by $11.5 million that was allocated to the unaffiliated minority shareholders.

We expect a considerably lower level of activity in GeoCam in 2009, with a budget in the range of approximately $10 to $11 million compared with the $45 million budget approved for 2008. GeoCam expects to continue to reduce staff in 2009 which, in some cases, may result in settlement payments under contractual obligations that exceed Cameroon statutory requirements. The estimated net costs of staff reductions cannot be determined at this time.

2007 Compared to 2006:

We had a consolidated net loss of $7.8 million for the year ended December 31, 2007 compared to a net loss of $6.8 million in 2006. The increase in the loss in 2007 was primarily due to higher operating expenses, both in Cameroon and in the United States. The Company had significantly more cash resources in all of 2007 as a result of its two public offerings and the capital contribution to GeoCam by the minority shareholders. GeoCam significantly increased property evaluation costs to $4.2 million in 2007 from $1.1 million in 2006, due to the Company’s continued efforts at its Cameroon Properties and the availability of cash in 2007. Exploration office costs in Cameroon increased to $3.4 million in 2007 from $1.6 million in 2006. This increase was primarily due to the hiring of additional personnel, both company and outside contractors and the requisite expansion of the supporting infrastructure to support the advancement of the Nkamouna Project.

As a result of the additional cash, interest income increased to $3.2 million in 2007 from $0.2 million in 2006. The 2007 loss was reduced by the $3.2 million of minority interest in the GeoCam loss allocated to the minority shareholders.

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

Geovic Mining’s primary market risk exposures are commodity price risks, which affect future revenue from the Cameroon Properties, as well as opportunities to complete necessary project financing by GeoCam, interest rate risk, which will directly impact the cost of project financing and future cash flow from mining operation while such debt is in place, and foreign currency exchange rate risks, as some of GeoCam’s Cameroon business operations are conducted in Cameroon currency. To date, neither we, nor GeoCam have held any market risk sensitive instruments for trading purposes, nor for purposes other than trading purposes, and we have no plan to acquire such instruments.

We are participating in the development and providing management services for the Nkamouna Project held by GeoCam. In addition, the Company is engaged in the review and acquisition of other mineral projects in the United States and other countries.

The value of our properties is related to a large extent to commodity prices for cobalt and nickel and uranium or any other minerals which may be produced from properties in which we hold or acquire a property interest. Further adverse changes in the worldwide prices of cobalt and, to a lesser extent, nickel will negatively affect GeoCam’s ability to obtain project financing for the Nkamouna Project and ultimately to generate revenue from the Cameroon Properties. Our future financial performance will be materially affected when prices for these commodities fluctuate. Once we are closer to production from the Nkamouna Project, in order to help manage commodity price risk and to reduce the impact of fluctuation in prices, GeoCam may enter into long-term contracts or use various derivative financial instruments.

Cobalt and other metal prices may fluctuate widely from time to time and are affected by numerous factors outside our control, including: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances, governmental policies, and technological developments requiring uses of cobalt or substitute materials. World cobalt and nickel prices rose significantly in the years leading up to mid-2008, and have generally declined since. As quoted by Platt’s Metals Week, the respective quoted prices were approximately $42 per pound for cobalt and $11.78 per pound for nickel at year end 2007, compared to $17.50 and $4.37, respectively at year end 2008. Cobalt was quoted at $12.00 per pound at March 2, 2009. Cobalt is used for rechargeable batteries, super alloys mainly for jet engines, chemicals, wear-resistant alloys, catalysts and magnets. The largest demand for nickel is for use in stainless steel alloys.

Because we have exploration operations in Cameroon, and may have operations in other countries, we are subject to foreign currency fluctuations. We do not engage in currency hedging to offset any risk of currency fluctuations in part because GeoCam’s functional currency for our financial reporting is the U.S. dollar.

We have no debt outstanding, nor do we have any investment in debt instruments other than highly liquid short-term investments, and we have not held any such instruments since our inception. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial information is included as part of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last three fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Geovic maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of December 31, 2008.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, in light of the material weaknesses described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weaknesses described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this report were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Based in part on these additional efforts, our Chief Executive Officer and Chief Financial Officer have included their certifications as exhibits to this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operational effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect our disclosure controls or our internal control over financial reporting will prevent or detect all errors or all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management’s assessment identified the following material weaknesses in our internal control over financial reporting as of December 31, 2008.

•

An entity-level material weakness in control activities related to the design and operation of our supervision and monitoring of the period-end financial statement review processes. This material weakness contributed to adjustments in several accounts during the fiscal year ended December 31, 2008. This material weakness could impact all financial statement accounts.

•

A transaction-level material weakness in the design and operating effectiveness of controls related to several financial statement accounts. Specifically, our processes and procedures were not designed to provide for adequate and timely identification, documentation and review of various calculations, reconciliations and related supporting documentation required to apply our accounting policies in accordance with U.S. GAAP. In addition, we did not maintain adequate segregation of duties among our accounting staff and management. Further, preparation of all account analyses were recorded in spreadsheets which did not have adequate access controls. This material weakness impacted our ability to timely report financial information and resulted in adjustments to several financial statement accounts.

•

An entity-level material weakness in the control environment related to our period-end financial reporting process due to an insufficient number of qualified personnel with the required proficiency to apply our accounting policies in accordance with U.S. GAAP, including the consolidation of the general ledger of our 60% owned subsidiary in Cameroon. This material weakness contributed to adjustments in several accounts during the fiscal year ended December 31, 2008. This material weakness could impact all financial statement accounts, with a higher likelihood for accounts subject to non-routine or estimation processes, such as minority interest, income taxes, and stock-based compensation.

As a result of the identified material weaknesses, our management concluded that, as of December 31, 2008, our internal control over financial reporting was not effective. The effectiveness of our internal control over financial reporting as of December 31, 2008 was audited by Ernst & Young LLP, our independent registered public accounting firm as stated in their report which is included herein.

Management’s Remediation Initiatives

The Company’s management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal control and is taking all necessary steps to address this material weakness. Subsequent to December 15, 2008, the Company began taking the following measures to address the material weaknesses identified above and to enhance internal control over monthly, quarterly and year-end financial reporting:

•

Engaged additional resources in the United States and Cameroon with the appropriate depth of experience for our accounting, finance and information technology departments to ensure the preparation of interim and annual financial statements in accordance with U.S. GAAP, to enable a proper segregation of duties, and to assist in a controlled close of fiscal year 2008.

•

Engaged a registered public accounting firm to assist management in the creation of a robust risk assessment process to identify areas requiring the implementation of control activities, and began remediation of each area.

•

Documented accounting policies and procedures to ensure that accounting personnel in the U.S. and Cameroon have sufficient guidance to remediate previously communicated weaknesses and to appropriately process entries and monitor purchase orders; maintain, reconcile, review and approve account entries and balances; complete monthly and quarterly closings appropriately; adequately monitor control activities over financial reporting, and as appropriate provide information to the U.S. head office thoroughly and timely to enable streamlined consolidated close processes.

•

Continued to implement a new automated accounting system to streamline the close process, improve the timeliness of information from GeoCam, implement more automated controls, and provide integration of sub-ledgers to the general ledger.

•	Continued to seek a full-time Controller and Senior Accountant to oversee our consolidated accounting operations and formalize documented accounting processes and procedures.

•	Began more formalized educating and communicating to all personnel on the responsibilities and importance of adherence to internal controls over financial reporting.

The Company believes that these remediation actions, once they are fully implemented and operating for a sufficient period of time, will improve the Company’s internal controls over financial reporting and are sufficient to remediate the material weakness described above. While steps have been taken to remediate the material weakness, additional measures may be required. Management will assess the effectiveness of the remediation efforts in connection with management’s tests of internal control over financial reporting during fiscal year 2009.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the closing process for the last fiscal quarter, management adopted extensive written closing procedures and controls and documented and enhanced internal controls and procedures applicable to a number of accounting and corporate procedures and functions. We also engaged third party consultants and contract employees with accounting experience to assist in year end closing procedures and financial reporting. These actions were taken to strengthen weakness in our control procedures identified in reviewing the effectiveness of our disclosure controls and internal control over financial reporting. Based on the evaluation we conducted, management has concluded that implementation of these procedures and controls improved but did not eliminate the material weaknesses in our internal control over financial reporting. We expect that continued strict adherence to these newly documented controls and procedures will materially improve our internal control over financial reporting in future periods.

ITEM 9B.	OTHER INFORMATION

We have no information to report pursuant to Item 9B.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the 2009 Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2008. Certain information concerning our executive officers is set forth in Item 4.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the 2009 Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stock holder Matters

The information required by this item is incorporated herein by reference to the 2009 Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2009 Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2008.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the 2009 Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Form 10-K

1. Financial Statements and Supplementary Data

2. Financial Statement Schedules (not applicable)

(b) See Exhibit Index below

(c) Not applicable

Exhibits

The following exhibits are filed as part of this Annual Report:

Exhibit Number	Description
2.1	Arrangement Agreement as Amended dated October 31, 2006, incorporated by reference to Exhibit 2.1 to Form 10 Registration Statement filed May 14, 2007.

3.1	Certificate of Domestication of the Registrant, dated November 21, 2006, incorporated by reference to Exhibit 3.1 to Form 10 Registration Statement filed May 14, 2007.

3.2	Certificate of Incorporation of the Registrant, dated November 21, 2006, incorporated by reference to Exhibit 3.2 to Form 10 Registration Statement filed May 14, 2007.

3.3	Bylaws of Registrant, incorporated by reference to Exhibit 3.3 to Form 10 Registration Statement filed May 14, 2007.

4.1	Certificate of Designation of Series A Convertible Preferred Stock, incorporated by reference to Exhibit 4.1 to Form 10 Registration Statement filed May 14, 2007.

4.2	Warrant Indenture dated December 1, 2006 between Geovic Mining Corp and Pacific Corporate Trust Company, incorporated by reference to Exhibit 4.2 to Form 10 Registration Statement filed May 14, 2007.

4.3	Warrant Indenture dated March 1, 2007 between Geovic Mining Corp and Pacific Corporate Trust Company, incorporated by reference to Exhibit 4.3 to Form 10 Registration Statement filed May 14, 2007.

4.4	Warrant Indenture dated April 20, 2007 between Geovic Mining Corp and Pacific Corporate Trust Company, incorporated by reference to Exhibit 4.4 to Form 10 Registration Statement filed May 14, 2007.

Exhibit Number	Description
4.5	Geovic Mining Corp. Audit Committee Charter Adopted April 30, 2007, incorporated by reference to Exhibit 4.5 to Form 10 Registration Statement filed May 14, 2007.

4.6	Underwriting Agreement by and among Geovic Mining Corp., Canaccord Adams Limited, Canaccord Capital Corporation and Orion Securities Inc. dated April 11, 2007, incorporated by reference to Exhibit 4.6 to Form 10 Registration Statement filed May 14, 2007.

10.1	Letter Agreement between Registrant, Frank Guistra and William A. Buckovic, Dated February 26, 2007, incorporated by reference to Exhibit 10.1 to Form 10 Registration Statement filed May 14, 2007.

10.2	Finders Fee Agreement Between Geovic, Ltd. (Geovic) and Gregg J. Sedun (Sedun) Effective December 1, 2005, incorporated by reference to Exhibit 10.2 to Form 10 Registration Statement filed May 14, 2007.

10.3	Service Agreement between Geovic, Ltd. and Mineral Services, LLC, effective June 6, 2004, incorporated by reference to Exhibit 10.3 to Form 10 Registration Statement filed May 14, 2007.

10.4	Republic of Cameroon Mining Permit Decree, Dated April 11, 2003, incorporated by reference to Exhibit 10.4 to Form 10 Registration Statement filed May 14, 2007.

10.5	Mining Convention Between The Republic of Cameroon and Geovic Cameroon, S.A., dated July 31, 2002, incorporated by reference to Exhibit 10.5 to Form 10 Registration Statement filed May 14, 2007.

10.6	Geovic Cameroon Plc Shareholders Agreement, dated April 9, 2007, incorporated by reference to Exhibit 10.6 to Form 10 Registration Statement filed May 14, 2007.

10.7	Exclusive Option Agreement between Geovic, Ltd. and William A. Buckovic dated April 24, 2006, incorporated by reference to Exhibit 10.7 to Form 10 Registration Statement filed May 14, 2007.

10.8	Form of Director Compensation Letter, dated December 1, 2006, incorporated by reference to Exhibit 10.8 to Form 10 Registration Statement filed May 14, 2007.

10.9	Extended Employment Agreement of William A. Buckovic, dated April 20, 2006, incorporated by reference to Exhibit 10.9 to Form 10 Registration Statement filed May 14, 2007.

10.10	Extended Employment Agreement of David C. Beling, dated April 20, 2006, incorporated by reference to Exhibit 10.10 to Form 10 Registration Statement filed May 14, 2007.

10.11	Extended Employment Agreement of John Sherborne Jr., dated April 20, 2006, incorporated by reference to Exhibit 10.11 to Form 10 Registration Statement filed May 14, 2007.

10.12	Executive Employment Contract of Gary R. Morris, dated May 1, 2006, incorporated by reference to Exhibit 10.12 to Form 10 Registration Statement filed May 14, 2007.

10.13	Geovic Mining Corp. Second Amended and Restated Stock Option Plan, as amended June 6, 2008, incorporated by reference to Exhibit 4.4 to S-8 Registration Statement filed August 19, 2008.

10.14	Agreement for Consulting and Professional Services Between Geovic, Ltd. and Washington Group International, Inc. effective as of June 30.2006, incorporated by reference to Exhibit 4.4 to Form S-8 Registration Statement filed January 24, 2008.

10.16	Patent License Agreement Inco Limited, dated November 8, 2006, incorporated by reference to Exhibit 10.16 to Form 10 Registration Statement filed May 14, 2007.

10.17	Investor Relations Agreement with Vanguard Shareholder Solutions Inc., dated as of October 1, 2008.

Exhibit Number	Description
10.18	Form of Compensation Option to Purchase Common Shares of Geovic Mining Corp., incorporated by reference to Exhibit 10.10 to Form 10 Registration Statement filed May 14, 2007.

10.19	Agreement on Settlement of Governance and past Financial Situation of Geovic Cameroon PLC dated 31 December 2007, incorporated by reference to Exhibit 10.19 to Form 10-K filed March 31, 2008.

10.20	Contract for Professional and Technical Services between Geovic Cameroon Plc and Geovic, Ltd., effective January 1, 2007, incorporated by reference to Exhibit 10.20 to Amendment No. 2 to Form 10 Registration Statement filed August 14, 2007.

10.21	Code of Business Conduct and Ethics for Geovic Mining Corp., incorporated by reference to Exhibit 10.21 to Form 10-K filed March 31, 2008.

10.22	Charter of Compensation Committee for Geovic Mining Corp., incorporated by reference to Exhibit 10.22 to Form 10-K filed March 31, 2008.

10.23	Charter for Nominating and Corporate Governance Committee for Geovic Mining Corp. , incorporated by reference to Exhibit 10.23 to Form 10-K filed March 31, 2008.

10.24	Form of Agreement for Services to Optimize the Washington Group Feasibility Study Between Bateman International Projects BV and Roberts & Schaefer Australia PTY Ltd. And Group Five Projects PTY Ltd. (herein after referred to as the “Alliance Team”) and Geovic Cameroon PLC, Effective December 10, 2007, incorporated by reference to Exhibit 10.24 to Form 10-K filed March 31, 2008.

10.25	Contract for Professional and Technical Services between Geovic Cameroon Plc and Geovic, Ltd., effective January 1, 2008.

10.26	Office Lease Agreement between CCP/MS SSIII Denver Tabor Center I Property Owner LLC and Geovic Mining Corp. dated August 21, 2008., incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed October 8, 2008.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP (United States).

23.2	Consent of Ernst & Young LLP (Canada).

23.3	Consent of Pincock Allen & Holt.

31.1	Rule 13A-14(A) Certification of CEO.

31.2	Rule 13A-14(A) Certification of CFO.

32.1	Section 1350 Certification—CEO.

32.2	Section 1350 Certification—CFO.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on March 16, 2009.

Geovic Mining Corp.
Registrant
By:	/s/ JOHN E. SHERBORNE
Name:	John E. Sherborne
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated.

Signature	Title	Date
/S/ JOHN E. SHERBORNE John E. Sherborne	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2009

/S/ WILLIAM A. BUCKOVIC William A. Buckovic	President and Director	March 16, 2009

/S/ GREG HILL Greg Hill	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	March 16, 2009

/S/ ROBERT J. (DON) MACDONALD Robert J. (Don) MacDonald	Director	March 16, 2009

/S/ MICHAEL T. MASON Michael T. Mason	Director	March 16, 2009

/S/ WADE NESMITH Wade Nesmith	Director	March 16, 2009

/S/ GREGG SEDUN Gregg Sedun	Director	March 16, 2009

/S/ MICHAEL A. GOLDBERG Michael A. Goldberg	Director	March 16, 2009

Consolidated Financial Statements

Geovic Mining Corp.

(an exploration stage company)

December 31, 2008

(Stated in U.S. dollars)

Geovic Mining Corp.

(an exploration stage company)

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Geovic Mining Corp.

(an exploration stage company)

We have audited the accompanying consolidated balance sheet of Geovic Mining Corp. and subsidiaries (an exploration stage company) (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geovic Mining Corp. and subsidiaries (an exploration stage company) as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

March 13, 2009

Geovic Mining Corp.

(an exploration stage company)

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Geovic Mining Corp.

(an exploration stage company)

We have audited the accompanying consolidated balance sheets of Geovic Mining Corp. and subsidiaries (an exploration stage company) (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Geovic Mining Corp. and subsidiaries (an exploration stage company) as of December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Chartered Accountants

Vancouver, Canada

March 28, 2008

Geovic Mining Corp.

(an exploration stage company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Geovic Mining Corp.

We have audited Geovic Mining Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Geovic Mining Corp.s’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in maintaining sufficient qualified accounting and finance personnel; the supervision and monitoring of period-end financial statement review processes; and that the Company’s controls do not provide for the identification, documentation and review of various calculations, reconciliations and related supporting documentation. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements and this report does not affect our report dated March 13, 2009 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Geovic Mining Corp. has not maintained effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

/s/ Ernst & Young LLP

Denver, Colorado

March 13, 2009

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$64,184	$78,479
Income tax receivable [note 11]	458	404
Prepaid expenses	444	161
Other	673	349

Total current assets	65,759	79,393

Property, plant and equipment, net [note 6]	4,742	664
Mineral properties [note 7]	—	2,822
Deposits	23	57

Total assets	$70,524	$82,936

LIABILITIES
Current liabilities:
Accrued liabilities and other payables	$5,176	$1,553

Total current liabilities	5,176	1,553

Other liabilities	1,023	241
Related party payable	152	—

Total liabilities	6,351	1,794

Minority interest in subsidiaries [note 10]	9,144	1,878

STOCKHOLDERS’ EQUITY
Common stock, par value of $0.0001, 200 million shares authorized; 103.0 million and 101.3 million shares issued and outstanding in 2008 and 2007, respectively	10	10
Additional paid-in capital	106,648	104,000
Stock purchase warrants [note 9]	15,748	15,748
Deficit accumulated during the exploration stage	(67,377)	(40,494)

Total stockholders’ equity	55,029	79,264

Total liabilities and stockholders’ equity	$70,524	$82,936

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share amounts)

	Years ended December 31,			Unaudited period from Nov. 16, 1994 (inception) to Dec. 31, 2008
	2008	2007	2006
EXPENSES (INCOME)
Exploration costs [note 5]	$27,464	$9,189	$3,465	$50,894
General and administrative	6,382	3,276	1,593	15,257
Stock-based compensation [note 8]	2,466	2,111	1,052	16,101
Interest and bank charges	152	59	9	239
Depreciation	244	76	39	1,024
Mineral property impairment	3,244	—	—	3,244

Total expenses	39,952	14,711	6,158	86,760

Interest income	(1,132)	(3,235)	(176)	(4,678)
Minority interest [note 10]	(11,501)	(3,214)	—	(14,715)

Net loss before income taxes	(27,319)	(8,262)	(5,982)	(67,367)
Income tax expense (benefit) [note 11]	(436)	(414)	860	10

Net loss	$(26,883)	$(7,848)	$(6,842)	$(67,377)

Net loss per share	$(0.26)	$(0.09)	$(0.16)

Weighted average shares outstanding	102,398,897	92,046,871	44,008,591

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Stock Purchase Warrants	Additional paid-in capital	Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2005	—	—	19,685,704	$15,985	$—	$10,469	$(25,804)	$650

Issuance of common shares	—	—	194,884	229	—	—	—	229
FG Group financing [note 4(a)]	—	—	2,100,000	4,515	—	—	—	4,515
Restricted stock grants [note 8]	—	—	432,578	643	—	—	—	643
Stock options granted [note 8]	—	—	—	—	—	283	—	283
Stock options exercised [note 8]	—	—	33,300	36	—	(33)	—	3
RTO two-for-one stock split [note 4(a)]	—	—	22,446,466	—	—	—	—	—
Subscription Receipt Financing [note 4(c)]	—	—	6,000,000	7,133	—	—	—	7,133
Share Purchase Warrants Issued [note 4(c)]	—	—	—	—	3,075	—	—	3,075
Shares issued to William Buckovic [note 4(e)]	—	—	1,250,010	—	—	—	—	—
Finco Preferred Share Conversion [note 4(d)]	6,000,000	1	—	—	—	—	—	1
Finco Common Share Conversion [note 4(d)]	—	—	9,000,001	676	—	—	—	676
Shares issued to Resource Equity Ltd. Shareholders [note 4]	—	—	1,000,000	—	—	—	—	—
RTO share issue costs	—	—	—	(2,977)	—	—	—	(2,977)
Post RTO stock options	—	—	—	—	—	329	—	329
Reclassification of common stock par value	—	—	—	(26,234)	—	26,234	—	—
Net loss for the year	—	—	—	—	—	—	(6,842)	(6,842)

Balance, December 31, 2006	6,000,000	1	62,142,943	6	3,075	37,282	(32,646)	7,718

Conversion of preferred stock to common stock [note 9]	(6,000,000)	(1)	6,000,000	1	—	—	—	—
Issuance of common stock	—	—	31,184,206	3	—	67,157	—	67,160
Stock purchase warrants issued [note 9]	—	—	—	—	13,093	—	—	13,093
Share issue costs	—	—	—	—	—	(5,001)	—	(5,001)
Stock options exercised [note 8]	—	—	1,100,978	—	—	144	—	144
Stock purchase warrants exercised [note 9]	—	—	862,285	—	(420)	2,307	—	1,887
Stock options granted [note 8]	—	—	—	—	—	2,111	—	2,111
Net loss for year	—	—	—	—	—	—	(7,848)	(7,848)

Balance, December 31, 2007	—	—	101,290,412	10	15,748	104,000	(40,494)	79,264

Stock purchase warrants exercised [note 9]	—	—	7,834	—	—	—	—	—
Stock options exercised [note 8]	—	—	1,645,200	—	—	182	—	182
Stock options granted [note 8]	—	—	—	—	—	2,466	—	2,466
Net loss for year	—	—	—	—	—	—	(26,883)	(26,883)

Balance, December 31, 2008	—	—	102,943,446	$10	$15,748	$106,648	$(67,377)	$55,029

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

				Unaudited period from Nov. 16, 1994 (inception) to Dec. 31, 2008
	Years ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES
Net loss	$(26,883)	$(7,848)	$(6,842)	$(67,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	244	76	39	1,024
Stock-based compensation expense	2,466	2,111	1,052	16,101
Minority interest	(11,501)	(3,214)	—	(14,715)
Mineral property impairment	3,244	—	—	3,244
Changes in non-cash operating working capital:
(Increase) decrease in income tax receivable	(54)	(404)	—	(458)
(Increase) in prepaid expenses	(283)	(78)	(23)	(444)
(Increase) in other current assets	(324)	(342)	24	(564)
(Increase) decrease in deposits	34	8	(61)	(132)
Increase (decrease) in accrued liabilities and other payables	3,623	640	633	5,176
Increase (decrease) in income tax payable	—	(860)	860	—
Increase in other liabilities	782	—	—	1,023
Increase in related party payables	152	—	—	152

Cash used in operating activities	(28,500)	(9,911)	(4,318)	(56,970)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4,323)	(538)	(101)	(5,767)
Acquisition of mineral leases	(421)	(2,822)	—	(3,243)

Cash used in investing activities	(4,744)	(3,360)	(101)	(9,010)

FINANCING ACTIVITIES
Proceeds from minority interestholders	18,767	5,092	—	23,859
Cash paid to rescind exercise of stock options	—	—	(15)	(15)
Proceeds from issuance of common stock and preferred stock	—	67,158	12,523	95,589
Proceeds from issuance of stock purchase warrants	—	13,093	3,075	16,168
Proceeds from exercise of stock options and stock purchase warrants	182	2,034	18	2,308
Stock issue costs	—	(5,001)	(2,743)	(7,745)

Cash provided by financing activities	18,949	82,376	12,858	130,164
Net increase (decrease) in cash and cash equivalents	(14,295)	69,105	8,439	64,184
Cash and cash equivalents, beginning of year	78,479	9,374	935	—

Cash and cash equivalents, end of year	$64,184	$78,479	$9,374	$64,184

SUPPLEMENTAL INFORMATION
Taxes Paid	$—	$850	$—	$850

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

Geovic is engaged in the business of exploring for cobalt, nickel and related minerals directly in the United States and through its majority-owned (60%) subsidiary, Geovic Cameroon, PLC (“GeoCam”), a financially dependent public limited company duly organized and incorporated under the laws of the Republic of Cameroon.

In 2007, the Company incorporated a new subsidiary, Geovic Energy Corp., under the laws of the State of Colorado and Geovic Energy Corp. formed a new subsidiary, Pawnee Drilling, LLC, under the laws of the State of Colorado. As of December 31, 2008, Pawnee Drilling, LLC was inactive. In 2008, the Company formed Geovic France SAS under the laws of France and in February 2009 formed Geovic Mineral Sands Corp. under the laws of State of Colorado to be the parent corporation of Geovic France. In March 2009, Geovic France formed a new subsidiary, Geovic Nouvelle-Caledonie SAS, under the laws of New Caledonia.

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its more than 50% owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of these financial statements in conformity with US GAAP, requires management to make estimates and judgments that affect the reported amounts in the consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. Actual results could differ materially from those estimates.

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

Capitalized amounts may be written down if future cash flows, including potential sales proceeds, related to the property are estimated to be less than the carrying value of the property. Management of the Company reviews the carrying value of each mineral property interest periodically, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable, the amount is adjusted.

Stock-based compensation

The Company accounts for its stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(Revised), Share Based Payments (“SFAS 123(R)”) using the modified prospective method adopted January 1, 2006. Under this method, compensation cost is recorded for all unvested stock options beginning in the period of adoption and prior period financial statements are not restated. Under the fair value recognition provisions of FAS 123(R), stock-based compensation is measured at the grant date based on the value of the awards and the value is recognized on a straight-line basis over the requisite service period (usually the vesting period). SFAS 123(R) requires the recognition of the equity component of deferred compensation as additional paid-in-capital. SFAS 123(R) also requires the Company to estimate forfeitures in calculating the cost related to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur.

Cash and cash equivalents

Cash and cash equivalents consists of liquid investments with an original maturity of 3 months or less.

Property, plant and equipment, net

Property, plant and equipment are stated at cost less depreciation. Depreciation is computed on the straight-line method using the following lives:

Machinery and equipment	5 to 7 years
Vehicles	5 years
Furniture and equipment	5 years

Equipment in transit and buildings under construction are not depreciated until placed into service.

Asset Retirement Obligations

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

Income taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases for such assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition. Effective January 1, 2007, we adopted FIN 48. As a result of the adoption of FIN 48, we recognized no increase in the liability for unrecognized tax benefits. The company’s policy is to classify interest and penalties associated with FIN 48 as income tax expense. For more information, see Note 11.

Foreign currency translation

The Company and its subsidiaries, all of which are considered to be integrated, use the United States Dollar (“USD”) as their functional currency. The Company accounts for foreign currency transactions in accordance with SFAS No. 52, Foreign Currency Translation (“SFAS 52”). Current assets and liabilities denominated in foreign currencies are translated into the USD at the rates of exchange prevailing on the balance sheet date. Other nonmonetary consolidated balance sheet items are translated into the USD at the rate prevailing on the respective transaction dates. The resulting foreign exchange gains and losses are included in operations. For 2008, the Company recorded a gain of approximately $1.3 million. Amounts were not material in 2007 and 2006.

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

Reclassifications

Certain amounts in prior periods have been reclassified to conform with presentation of 2008, with no effect on previously reported Net Loss or Stockholders’ Equity.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141, which amends SFAS No. 141, provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for the Company’s fiscal year beginning January 1, 2009 and is to be applied prospectively. SFAS 141R may have an impact in the Company’s consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisition the Company may consummate after the effective date.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (“SFAS 160”) which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for the Company’s fiscal year beginning January 1, 2009. The Company is in the process of determining the effect the adoption of SFAS 160 will have on its financial statements.

In June 2008, the EITF reached consensus on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. If the terms of an instrument, or embedded feature, are such that it is not considered to be indexed to the entity’s own stock, equity classification would be precluded and the instrument would not be within the scope of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock. EITF 07-5 is effective for our fiscal years beginning January 1, 2009. Early adoption for an existing instrument is not permitted if an alternative accounting pronouncement was previously adopted. At this time, the Company does not expect the adoption of this standard to have any impact on its financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 161, Disclosure about Derivative Instruments and Hedging Activities (“FAS 161”), an amendment of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS 161 requires increased qualitative, quantitative and credit risk disclosures, but does not change the scope or accounting requirements of FASB No. 133. FAS No. 161 was effective for financial statements issued after November 15, 2008. At this time, the Company does not expect the adoption of this standard to have any impact on its financial statements.

4. REVERSE ACQUISITION

The Company is the successor corporation to Resource Equity Ltd., a TSX Venture Exchange (“TSX-V”) listed company (“Target Co”). In accordance with an agreement (the “FG Agreement”) with Frank Giustra on behalf of a group of investors (the “FG Group”) and Buckovic, the founder of Geovic and President of the Company, the Company acquired all of the shares of Geovic and other entities on December 1, 2006, pursuant to

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

an agreement (the “Arrangement Agreement”) dated as of September 20, 2006, as amended October 31, 2006, entered into among the Company, Geovic, Geovic Finance Corp. (“FinCo”), Target Co and William A. Buckovic (“Buckovic”) with respect to a reverse acquisition of Target Co (the “RTO”) by Geovic. For financial reporting purposes, Geovic is treated as the acquiring entity in the RTO. The historical statements of operations and stockholders’ equity (deficiency) presented include only those of Geovic (the accounting acquirer) and only the deficit of the accounting acquirer carries over consistent with the requirements of reverse acquisition accounting.

The historical statements of stockholders’ equity presented herein include only those of Geovic (the accounting acquirer) and only the deficit of the accounting acquirer carries over consistent with the requirements of reverse acquisition accounting. As the former stockholders of Target Co held approximately 1% of the Company following the transaction, the transaction constituted an RTO. Prior to December 1, 2006, when the RTO was completed Target Co was a public company based in Toronto, the shares of which were suspended from trading between August 6, 2006 and December 1, 2006 and Geovic was a private mining exploration company based in Colorado.

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

When the RTO was completed the Company acquired: (a) all of the issued and outstanding securities of Geovic from the Geovic security holders, (b) all of the issued and outstanding securities of FinCo from the FinCo security holders; and (c) 45 shares, or 4.5% of the issued and outstanding shares of GeoCam from Buckovic. The other key provisions of the Arrangement Agreement and the FG Agreement included:

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

(d)

The RTO was effected by Target Co issuing (i) 53,892,933 shares to acquire all of the outstanding shares of Geovic and FinCo, (ii) 1,250,010 shares to acquire the Buckovic GeoCam shares and (iii) 6,000,000 shares to acquire the subscription receipts, along with Target Co’s distribution of its non-cash assets and liabilities to its existing stockholders and its continuation from Ontario to the State of Delaware as a domesticated Delaware corporation. As noted above the Consolidated Statements of

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Stockholders’ Equity presents the equity continuity of Geovic, the acquirer for accounting purposes in the RTO transaction. For purposes of the Statement of Stockholder’s Equity, Target Co’s original outstanding shares have been added to the Geovic shares outstanding before the RTO and the shares issued in connection with the RTO to arrive at the same number of Company shares outstanding following the RTO. The 1,000,000 outstanding shares of Target Co prior to the RTO represent the outstanding shares held by Target Co’s stockholders immediately after the RTO;

(e)	The continuation of Geovic from the State of Wyoming into the Cayman Islands on September 5, 2006 as approved by the Geovic stockholders on August 16, 2006; and

(f)	Geovic, FinCo, Target Co, and Buckovic entering into the Arrangement Agreement whereby Target Co would acquire all of the issued and outstanding securities of Geovic and FinCo and 90% of Buckovic’s 5% interest in GeoCam on the Effective Date.

In consideration:

•

Geovic’s stockholders received 2 post-consolidated common shares of Target Co for each of 22,446,466 common shares of Geovic outstanding before the RTO. Consistent with SAB Topic 4:C this change in capital structure has been applied retroactively;

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

•

Common stockholders of FinCo received 1 post-consolidated common share of Target Co for each of 9,000,001 common shares of FinCo and preferred stockholders of FinCo received one non-voting, convertible Target Co preferred share for each of 6,000,000 FinCo preferred shares. Some or all of the Target Co preferred shares become convertible into Target Co common shares upon completion of a subsequent financing (as defined below);

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

All options to purchase FinCo common shares, which were issued by FinCo to the agents as part of the agents’ commission in connection with the Subscription Receipt Financing (as defined above) were cancelled and for each such option the Company issued an option to purchase a common share of the Company pursuant to the terms of the RTO. As a result of the RTO, Geovic and FinCo became wholly owned subsidiaries of the Company and the Company subsequently transferred the GeoCam shares to Geovic. FinCo was dissolved in 2008.

5. EXPLORATION COSTS

The following is a summary of the exploration costs incurred by the Company:

	2008	2007	2006	Unaudited period from Nov. 16, 1994 (inception) to Dec. 31, 2008
Cameroon, Africa:
Property evaluation	$18,767	$4,245	$1,126	$129,410
Metallurgical studies	376	469	650	2,812
Exploration office costs	7,086	3,423	1,564	116,010
Property surface area tax	143	129	125	633

	26,372	8,266	3,465	48,865

Other projects:
Colorado and Wyoming	788	870	—	1,658
Arizona	219	46	—	265
Other projects	85	7	—	92

	1,092	923	—	2,015

Total Exploration Costs	$27,464	$9,189	$3,465	$50,894

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

6. PROPERTY, PLANT AND EQUIPMENT, NET

As of December 31, property, plant and equipment consisted of the following:

	2008	2007
Machinery and equipment	$1,022	$420
Vehicles	737	452
Furniture and equipment	697	360
Other	208	—
Equipment in transit	2,232	—
Buildings & installations under construction	312	—

	5,164	1,232
Less accumulated depreciation	(466)	(568)

	$4,742	$664

7. MINERAL PROPERTY COSTS

During the years ended December 31, 2008, the Company, through its wholly-owned subsidiary Geovic Energy Corp. entered into mineral lease agreements with a number of parties in Colorado and Wyoming for cash consideration of $3.2 million. These lease agreements give the Company the right to explore for, develop and produce uranium and other minerals on these properties for periods specified in the agreements which under certain circumstances can be extended. The lease agreements have an initial term of up to 10 years and are generally fully paid in advance. The Company would be required to make royalty payments if it produces minerals from the properties. The mining claims are renewable annually in accordance with United States mining laws. See note 5 for additional expenses associated with these projects.

The Company has evaluated alternatives for the development of these properties and, based on recent developments in prospects for development of uranium properties and other facts and circumstances, determined that it does not plan to proceed to fully develop these properties at this time or in the relatively near future as was previously anticipated. Therefore, the Company has decided to write off the full amount of the uranium mineral property costs as of year end 2008.

8. STOCK BASED COMPENSATION

Stock options

The Company adopted a stock option plan which was amended in June 2007 and 2008 (the “Company Option Plan”) under which 18,700,000 Company shares, were reserved for issuance upon exercise of options granted under the Company Option Plan.

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

The following table summarizes the Company’s stock option activity and related information for the three years ended December 31, 2008, 2007 and 2006:

		Options Outstanding
	Options Available for Grant	Number Outstanding	Weighted-Average Exercise Price per Share
Available and outstanding at December 31, 2005	44,108,957	5,742,353	0.36
Granted under Geovic Limited Stock Plan	(236,090)	236,090	2.15
Exercised under Geovic Limited Stock Plan	—	(33,300)	0.10
Termination of Geovic Limited Stock Plan	(43,872,867)	(5,945,143)	0.42
Established Company Option Plan	15,000,000	—	—
Two-for-one exchange for Company options	(11,890,286)	11,890,286	0.21
Granted under Company Option Plan	(1,148,600)	1,148,600	1.71

Available and outstanding at December 31, 2006	1,961,114	13,038,886	0.35
Granted	(1,630,000)	1,630,000	2.44
Exercised	—	(1,100,978)	0.51
Increase to Company Option Plan	3,700,000	—	—

Available and outstanding at December 31, 2007	4,031,114	13,567,908	0.61
Granted	(2,570,000)	2,570,000	1.36
Exercised(1)	2,746,178	(1,645,200)	0.06
Forfeited	48,000	(48,000)	1.77
Expired	657,790	(657,790)	1.71

Available and outstanding at December 31, 2008	4,913,082	13,786,918	0.76

(1)	On June 6, 2008, the stockholders approved an amendment to the Company Stock Option Plan to permit stock options that have been exercised to be added back to the plan and become available for re-issue. Previous to 2008, 1,100,978 stock options were exercised. These exercises were added to the 1,645,200 stock options that were exercised during 2008, increasing the available number of options that can be issued under the Company Stock Option Plan by 2,746,148.

The following stock option grants were issued by the Company during the years ended December 31, 2008, 2007 and 2006:

The Company granted 2,570,000 options under the Company Option Plan [2007 - 1,630,000, 2006 - 1,148,600]. In accordance with FAS 123(R), the Company recorded compensation expense of $2,466 relating to vesting of the grants [2007 - $1,539, 2006 - $329]. The options vest 40% upon grant and 30% on each of the first and second anniversaries of the date of grant. As of December 31, 2008, there was $545 of total unrecognized compensation expense related to non-vested stock based compensation granted under the Company Option Plan which is expected to be recognized over the next 1.6 years.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The weighted-average fair value of options granted under the Company’s Options Plan during 2008 was $1.36 [2007 - $2.44, 2006 - $1.71].

In 2006, as compensation to agents assisting in the Subscription Receipt Financing, 348,600 agent’s options were granted under the Company Option Plan for which the fair value of $233 was recorded as a share issue cost. Also in 2006 following the RTO the Company granted 350,000 options to an investor relations firm, for which 2007 expense of $551 was recorded for the options vesting in 2007 [2006 - $96]. In 2008, 657,790 of the stock options expired unexercised.

In 2008, the Company granted 350,000 options to an investor relations firm, for which 2008 compensation expense of $44 was recorded for the options vesting in 2008.

The following table summarizes information concerning options outstanding and exercisable as of December 31, 2008:

Exercise Price		Number of Options	Weighted Average Remaining Contract Life (in years)	Weighted Average Exercise Price
	$0.050	2,929,500	8	$0.050
	0.075	2,018,842	6	0.075
	0.225	717,036	6	0.225
	0.100	237,244	8	0.100
	0.150	1,654,520	6	0.150
	0.375	360,968	8	0.375
	0.563	88,628	5	0.563
	1.075	448,414	5	1.075
	1.300	709,766	6	1.300
(Cdn$1.95)	1.713	450,000	8	1.713
	1.220	20,000	6	1.220
(Cdn$2.36)	2.440	1,618,000	9	2.440
(Cdn$1.68)	1.680	1,476,000	9	1.680
(Cdn$1.24)	1.210	40,000	9	1.210
(Cdn$1.39)	1.400	100,000	9	1.400
(Cdn$1.33)	1.320	50,000	9	1.320
(Cdn$1.30)	1.280	8,000	9	1.280
(Cdn$1.27)	1.240	50,000	10	1.240
(Cdn$1.04)	0.980	100,000	10	0.980
(Cdn$0.80)	0.750	200,000	10	0.750
(Cdn$0.80)	0.770	510,000	5	0.770

	Outstanding	13,786,918	7	0.760

	Exercisable	11,856,418	7	0.635

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The fair value of all stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended December 31:

	2008	2007	2006
Expected dividend	0.00%	0.00%	0.00%
Risk-free interest rate	1.0% - 3.5%	4.0%	4.4 - 4.9%
Expected volatility*	63.5% - 72.6%	77.8%	73.3 - 87.7%
Expected life (in years)	1.4 - 5.5	5.5	1.5 - 3

*	Volatility was estimated based on the volatility of certain other comparable exploration stage mining companies.

Option pricing models require the input of highly subjective assumptions, particularly as to the expected price volatility of the market value of the underlying stock. Changes in these assumptions can materially affect the fair value estimate and therefore it is management’s view that the existing models do not necessarily provide a single reliable measure of the fair value of the Company’s equity instruments.

Restricted stock awards

During the third quarter of 2006, the Company issued 274,481 shares of restricted common stock to the option holders who received options in 2005 in exchange for the increase in the exercise price of the 369,883 options granted during the year to $1.30. The restricted stock was held in escrow by the Company until one half of the restricted stock shares became vested in 2007 and the remaining will be held subject to vesting in 2008. Also, during the third quarter of 2006, the Company issued 305,004 shares of restricted common stock to holders of 452,180 options granted on August 15, 2006 for which their exercise prices were established at $1.075 per share. The Company recorded 2006 compensation expense of $643 in connection with these restricted stock awards. A discount of 30% was used to determine the fair value of the restricted stock.

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

In June 2008, the Company issued 300,000 stock purchase warrants to two consultants. The warrants vest over one year and expire three years after issuance.

The bifurcated fair value of the stock purchase warrants of $13,093 in 2007 and $3,076 in 2006 was estimated at the date of issuance using a Black-Scholes option pricing model with the following assumptions: expected dividend: 0%; risk-free rate: 4.5 – 4.7%; expected volatility: 73.2 – 75.7%; and expected life: 3 years. There was no bifurcated fair value for the 2008 warrants.

The following table summarizes the Company’s warrant activity and related information for the three years ended December 31, 2008:

	Number Outstanding	Weighted-Average Exercise Price per Share
Warrants outstanding at December 31, 2005	317,208	$1.75
Issued in Subscription Receipt Financing	2,999,996	2.80
Issued from FinCo Performance Warrant Conversion	3,000,000	2.25 - 3.47
Exercised	—	—

Warrants outstanding at December 31, 2006	6,317,204	$2.30
Issued in Connection with March 6, 2007 Financing	10,800,000	3.06
Issued in Connection with April 27, 2007 Financing	4,792,100	5.10
Exercised	(862,285)	2.23
Expired	(12,600)	1.75

Warrants outstanding at December 31, 2007	21,034,419	$3.21
Issued	300,000	1.24
Exercised	(7,834)	1.75
Expired	(258,948)	1.75

Warrants outstanding at December 31, 2008	21,067,637	$3.31

Preferred stock

The Company is authorized to issue 50 million preferred stock, of which 6 million are designated as Series A convertible preferred stock with a par value of $0.0001. There are no shares of Series A preferred stock or other preferred stock outstanding as of December 31, 2008.

Public Offerings

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

On April 27, 2007, the Company raised gross proceeds of Cdn$35 million in a public offering through underwriters of 8,750,000 units (the “Units”) of the Company at a price of Cdn$4.00 per Unit (the “Issue Price”). Each Unit consisted of one common share and one-half of one common stock warrant (each whole warrant, a “Warrant”). Each Warrant entitles the holder thereof to purchase one common share at a price of Cdn$5.00 for 5 years following the closing date. From the gross proceeds the Company paid a cash commission to the underwriters equal to 5% of the gross proceeds of the offering and paid other expenses of the offering of approximately Cdn$0.2 million. The Company also granted to the underwriters an over-allotment option to purchase up to an additional 1,312,500 Units of the Company at the Issue Price which the underwriters were entitled to exercise for a period of up to 30 days following the closing date. The Company has issued and sold 834,200 Units to the underwriters for additional gross proceeds of Cdn$3.3 million, representing additional net proceeds of Cdn$3.2 million after payment of the cash commission to the underwriters (equal to 5% of the additional gross proceeds).

10. MINORITY INTEREST

From the inception of the Cameroon project through December 31, 2006, Geovic advanced all operating expenditures on behalf of GeoCam and all such expenditures were consolidated in the accounts of the Company. On April 12, 2007, GeoCam stockholders approved a GeoCam capital increase for 2007 equivalent to approximately $13.5 million. By May 12, 2007 all of the new shares approved for issuance were purchased by or for the accounts of the stockholders of GeoCam, including Geovic, in their respective ownership interests prior to the capital increase.

On September 2, 2008, GeoCam stockholders approved a GeoCam capital increase for 2008 of CFA francs 30.34 billion equivalent to approximately $67.1 million, to be issued in multiple cash calls made by the GeoCam Board of Directors. The capital increase was based on GeoCam’s 2008 budget and Geovic’s pre-2007 capital advances made for GeoCam. The new shares are expected to be purchased by or for the accounts of the stockholders of GeoCam, including Geovic, in their respective ownership interests prior to the capital increase. Through the end of 2008 GeoCam completed two cash calls equivalent to approximately $48.3 million. In these cash calls GeoCam received cash equivalent to approximately $25.2 million and Geovic received credit for approximately $23.1 million of pre-2007 capital advances under the terms of the agreement among the GeoCam stockholders completed at the end of 2007. Of the cash contributions, the Company paid approximately $6.4 million including its investment on behalf of William Buckovic (see note 12(b)) and $18.8 million was paid by other minority shareholders.

At December 31, 2008 the remaining cash calls for the 2008 capital increase at current exchange rates are anticipated to be equivalent to approximately $15.5 million and are expected to be completed in 2009. Geovic’s 60.5% share of such remaining cash calls is expected to be equivalent to approximately $9.4 million.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The minority interest balance of approximately $9.1 million at December 31, 2008 represents the balance from the capital increases contributed by the other minority stockholders as described above. The difference between the original amounts contributed and the balance at December 31, 2008 represents the other minority stockholders’ share of the actual expenditures from January 1, 2007 through December 31, 2008.

11. INCOME TAXES

Income taxes

Our income tax provision (benefits) from continuing operations consisted of the following (in thousands):

	2008	2007	2006
Current:
United States Federal and State	$(436)	$(414)	$860
Foreign	—	—	—
Total current provision for income taxes	$(436)	$(414)	$860

Reconciliation of statutory tax rates and income tax payable at those rates to the effective income tax rates and provision for income taxes reported in the statement of earnings is as follows (in thousands):

	2008		2007		2006
Tax at US statutory rate	35%	$(13,573)	35%	$(4,016)	35%	$(2,094)
State taxes net of federal benefit		(402)		(316)		5
Non-deductible expenses		(316)		2,466		28
Imputed interest income		—		—		331
Change in valuation allowance		(14,557)		1,412		7,933
Foreign tax rate differences		—		1		(212)
Deferred tax asset true up		—		69		—
Tax holiday		28,848		—		—
Change in estimated future tax benefits from US and Cameroon exploration costs and net operating loss carryforwards		—		—		(5,578)
Other		(436)		(30)		447

		$(436)		$(414)		$860

The Company’s 60% owned subsidiary, GeoCam, is currently in the exploration phase of mining operations in Cameroon. Due to this status, GeoCam is currently under a tax holiday in Cameroon. Once GeoCam enters the operational phase and for 12 years thereafter, they will be subject to income taxes at 50% of the statutory rate. The tax holiday had no impact on earnings per share for the year ended December 31, 2008 as the deferred tax assets generated by GeoCam, were offset by a full valuation allowance.

Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting basis and are reflected as current or non-current depending on the classification of the asset or liability generating the deferred tax. The deferred tax provision for the periods shown represents the effect of changes in the amounts of temporary differences during those periods.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Significant components of the Company’s future tax assets are as follows:

	December 31,
	2008	2007	2006
Future income tax assets:
Exploration costs	$1,999	$16,315	$13,062
Net operating loss carryforwards	4,099	4,739	3,964
Tax credits	—	—	—
Accrued Expenses	84
Stock-based compensation	429	114	192
Excess of capital loss over capital gain	3	3	3

Future income tax asset	6,614	21,171	17,221
Valulation allowance	(6,614)	(21,171)	(17,221)

Net future income tax asset (liability)	$—	$—	$—

The Company has net operating losses in the United States and France. As a result, these entities have net deferred tax assets. The Company has provided a valuation allowance to reduce these deferred tax assets based on the uncertainty of generating future taxable income.

The net operating losses available December 31, 2008 to offset future taxable income in the U.S. and France are $10,465 and $0 respectively. The income tax rate for France is 33.33%. The net operating losses generated in the U.S. expire beginning in 2020 if not utilized. The net operating losses generated in France expire beginning in 2013.

Effective January 1, 2007, we adopted FIN 48. In June 2006, the FASB issued FIN 48 to clarify the accounting for income taxes by prescribing a minimum threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition.

As of December 31, 2008, we had no unrecognized tax benefits and recognized $0 in interest and penalties in income tax expense in accordance with FIN 48.

We are subject to examination by numerous taxing authorities in jurisdictions such as Cameroon, France and the U.S. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before 2004.

12. RELATED PARTY TRANSACTIONS

[a]	In June 2004, Geovic, Ltd., entered into an agreement with Mineral Services, LLC related to project development, technical, financing, and marketing services. Mineral Services, LLC is owned by a person who became a director of the Company on September 27, 2006. Total fees paid to Mineral Services, LLC under the agreement during 2008 were $40 [2007 - $43; 2006 - $40].

[b]

Geovic holds an option to acquire the 0.5% ownership interest in GeoCam held by William A. Buckovic, an officer and director of the Company and Geovic. Under the option agreement, Geovic is obligated to pay all

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

GeoCam capital increases on behalf of Mr. Buckovic to maintain his ownership interest in GeoCam. During the year ended December 31, 2008, Geovic paid approximately $0.2 million in the cash calls as required under the option agreement (see note 10).

13. COMMITMENTS AND CONTINGENCIES

[a]	During the year ended December 31, 2003, Geovic received a grant from the United States Trade and Development Agency (USTDA). The grant reimburses Geovic for 50% of the cost of a feasibility study for GeoCam’s Cameroon mining project. The grant specifies that, if the project is successful, all grant reimbursement proceeds received by Geovic must be paid back to the USTDA. The proceeds would be paid back once project financing is acquired. If the project is unsuccessful, the reimbursement proceeds would be considered a grant and Geovic would not be required to pay back the USTDA. As of December 31, 2008, Geovic has received $0.3 million in grant reimbursement proceeds from the USTDA. The Company has recorded a liability for this obligation as of December 31, 2008 and 2007.

In 2006 GeoCam established a reserve of approximately $406 for any possible penalties associated with the surface area tax matter (see 13(d)). During 2008 GeoCam recorded approximately $54 as a provision for possible fines and penalties associated with anticipated deficiencies in the documentation of expenses.

In 2008 GeoCam accrued approximately $140,000 for litigation expense relating to termination of employment of an employee.

[b]	The Company is committed to future minimum rent and lease payments under operating lease agreements for office space in Grand Junction, Colorado, USA, and Yaoundé, Cameroon. The Company leases all its facilities and certain assets under operating leases. In September 2008, the Company entered into a five-year lease for office space in Denver, Colorado for which the Company is obligated for future minimum lease payments. Minimum future rental obligations existing under these operating leases at December 31, 2008 are as follows:

2009	$243
2010	207
2011	142
2012	136
2013 & Thereafter	92

Rent expense for 2008, 2007 and 2006 was $300, $114 and $57, respectively.

[c]	On November 8, 2006, Geovic entered into a patent license agreement with Inco Limited (“Inco”) with respect to certain technological processes and equipment related to processing nickel and cobalt. As partial consideration for the agreement, Geovic paid Inco an initial payment of $20. Geovic agreed to pay Inco a royalty based on the net selling price of production, as defined, up to maximum of $0.4 million during each 12 month period subject to a total maximum consideration (exclusive of the initial payment) equal to $2 million.

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

GeoCam believes, based on discussions with the litigation department of the Directorate of Taxation, that the litigation procedure whereby GeoCam contests the penalties related to the surface area will be a productive approach to resolve this matter. On January 17, 2007, GeoCam paid $57 (29.5 million CFA francs), representing approximately 10% of the total contested amount to be paid according to the provisions of the fiscal procedures in force in order to proceed with the litigation procedure.

[e]	The Company’s 60% owned subsidiary, GeoCam, entered into purchase orders for mining equipment in 2008 for obligations totaling €614,600 and deposited €160,000 toward the purchases. In 2009, GeoCam has requested the Seller to delay the delivery of the equipment to 2010 or thereafter. The Seller has indicated a willingness to accept this delay and GeoCam would pay 6% per annum of the unpaid purchase price of the equipment delayed for delivery. No formal agreement to delay delivery has been completed. Also GeoCam ordered four vehicles for a total cost of approximately $200 for delivery early in 2009. The manufacturer’s representative has tentatively agreed to cancel this commitment subject to reimbursement by GeoCam of the Seller’s expenses. No liabilities were accrued in 2008 for these commitments.

(f)	In 2008, the Company paid $0.2 million to a consultant to serve as the director of GeoAid International, Inc. (“GeoAid”). GeoAid is a non-profit international humanitarian organization which provides socio-economic and education to persons impacted by the GeoCam activities in Cameroon. A majority of the GeoAid Board of Directors are not affiliated with the Company. GeoCam paid approximately $0.9 million in 2008 for services provided on behalf of GeoAid. While the Company is not legally obligated to contribute a specific amount, the Company in 2008 was the sole financial contributor to GeoAid. The Company expects 2009 contributions to be less than 2008 levels.

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

Section 1535—Capital Disclosures

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

Section 3031—Inventories

This Section prescribes the accounting treatment for inventories and provides guidance on the determination of costs and its subsequent recognition as an expense, including any write-down to net realizable value. It also provides guidance on the cost formulas that are used to assign costs to inventories.

Section 3862 and 3863—Financial Instruments—Disclosures and Presentation

These new standards replace Section 3861, Financial Instruments—Disclosure and Presentation, revising and enhancing disclosure requirements, and carrying forward unchanged the presentation requirements. Section 3862 requires entities to provide disclosure of quantitative and qualitative information in their financial statements that enable users to evaluate (a) the significance of financial instruments for the entity’s financial position and performance; and (b) the nature and extent of risks arising from financial instruments to which the entity is exposed during the period and at the balance sheet date, and management’s objectives, policies and procedures for managing such risks. Entities will be required to disclose the measurement basis or bases used, and the criteria used to determine classification for different types of instruments.

The Section requires specific disclosures to be made, including the criteria for:

(i)	designating financial assets and liabilities as held for trading;

(ii)	designating financial assets as available-for-sale; and

(iii)	determining when impairment is recorded against the related financial asset or when an allowance account is used.