Form 10-Q
period 2009-03-31
GEOVIC MINING CORP.
filed 2009-05-11
CIK 1398005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

102,974,046

Common Shares, $0.0001 par value, outstanding at May 11, 2009

Geovic Mining Corp.

(an exploration stage company)

Geovic Mining Corp.

(An Exploration Stage Company)

FORM 10-Q

For the Three Months Ended March 31, 2009

Part I - Financial Information

Item 1.	Consolidated Financial Statements (unaudited)

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

(In thousands)

	Unaudited March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$59,390	$64,184
Income tax receivable [note 12]	354	458
Prepaid expenses	394	444
Other	180	541

Total current assets	60,318	65,627
Property, plant and equipment, net [note 6]	4,620	4,742
Deposits	23	23
Other	132	132

Total assets	$65,093	$70,524

LIABILITIES
Current liabilities:
Accrued liabilities and other payables	$3,220	$5,176

Total current liabilities	3,220	5,176
Other liabilities	1,032	1,023
Related party payable	312	152
Share-based payment liabilities [note 8]	557	—

Total liabilities	5,121	6,351

EQUITY
Stockholders’ equity:
Common stock, par value of $0.0001, 200 million shares authorized and 103.0 and 101.3 million shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	10	10
Additional paid-in capital	106,815	106,648
Stock purchase warrants	1,139	15,748
Deficit accumulated during the exploration stage	(57,359)	(67,377)

Total stockholders’ equity	50,605	55,029
Noncontrolling Interest [note 11]	9,367	9,144

Total equity	59,972	64,173

Total liabilities and equity	$65,093	$70,524

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share amounts)

	Three months ended March 31,		Unaudited Period from November 16, 1994 (inception) to March 31, 2009
	2009	2008
Expenses (Income)
Exploration costs [note 5]	$2,927	$3,180	$53,821
General and administrative	2,053	980	17,310
Stock-based compensation [note 8]	109	1,051	16,211
Interest and bank charges	15	—	254
Depreciation	128	23	1,152
Mineral property impairment	—	—	3,244

Total expenses	5,232	5,234	91,992
Interest income	(40)	(464)	(4,718)

Net loss before income taxes	(5,192)	(4,770)	(87,274)
Income tax expense	—	—	10

Consolidated net loss	$(5,192)	$(4,770)	$(87,284)
Less: Net loss attributed to the noncontrolling interest	(1,215)	(1,318)	(15,929)

Net loss attributed to Geovic	$(3,977)	$(3,452)	$(71,355)

Net loss per share attributed to Geovic common stockholders	$(0.04)	$(0.03)

Weighted average shares outstanding - basic and diluted	102,947,526	101,545,919

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,		Unaudited Period from November 16, 1994 (inception) to March 31, 2009
	2009	2008
OPERATING ACTIVITIES
Consolidated net loss	$(5,192)	$(4,770)	$(87,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	128	23	1,152
Stock-based compensation expense	109	1,051	16,211
Writeoff of mineral properties	—	—	3,244
Changes in non-cash operating working capital:
(Increase) decrease in income tax receivable	104	131	(354)
(Increase) decrease in prepaid expenses	50	(379)	(394)
(Increase) decrease in other assets	361	154	(335)
Increase (decrease) in accounts payable	(1,956)	718	3,220
Increase (decrease) in other liabilities	9	—	1,033
Increase (decrease) in related party payable	160	—	312

Cash used in operating activities	(6,227)	(3,072)	(63,195)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(6)	(382)	(5,773)
Acquisition of mineral leases	—	(189)	(3,243)

Cash used in investing activities	(6)	(571)	(9,016)
FINANCING ACTIVITIES
Noncontrolling interest contribution	1,438	—	25,295
Proceeds from issuance of common stock and preferred stock	—	—	(15)
Cash paid to rescind exercise of stock options	—	—	95,589
Proceeds from issuance of stock warrants	—	—	16,168
Proceeds from exercise of stock options and warrants	1	112	2,309
Stock issue costs	—	—	(7,745)

Cash provided by (used in) financing activities	1,439	112	131,601
Net increase (decrease) in cash	(4,794)	(3,531)	59,390
Cash, beginning of period	64,184	78,479	—

Cash, end of period	$59,390	$74,948	$59,390

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

In 2007, the Company incorporated a new subsidiary, Geovic Energy Corp., under the laws of the State of Colorado and Geovic Energy Corp. formed a new subsidiary, Pawnee Drilling, LLC, under the laws of the State of Colorado. As of March 31, 2009, Pawnee Drilling, LLC was inactive. In 2008, the Company formed Geovic France SAS under the laws of France and in February 2009 formed Geovic Mineral Sands Corp. under the laws of the State of Colorado to be the parent corporation of Geovic France. In March 2009, Geovic France formed a new subsidiary, Geovic Nouvelle-Calédonie SAS, under the laws of New Caledonia.

2.	BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X and accordingly do not include all disclosures required for annual financial statements.

With the exception of new accounting pronouncements discussed in note 3, these interim consolidated financial statements follow the same significant accounting policies and methods of application as the Company’s audited annual consolidated financial statements as included in the Company’s annual report on Form 10K for the year ended December 31, 2008 (the “Annual Financial Statements”). The interim consolidated financial statements should be read in conjunction with the Annual Financial Statements.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for these interim periods are not necessarily indicative of the result that may be expected for the full year ending December 31, 2009.

Reclassifications

Certain amounts in prior periods have been reclassified to conform with financial statement presentation in 2009, with no effect on previously reported Net loss or Stockholders’ equity in addition to those required by the adoption of new accounting pronouncements.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock purchase warrants

On January 1, 2009, the Company evaluated its outstanding stock purchase warrants based on the requirements of Emerging Issues Task Force No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). Based on the results of the evaluation, the Company began accounting for its stock purchase warrants denominated in currencies other than its functional currency as liabilities. At each reporting date, the fair values of stock purchase warrants liabilities are revalued based on the grant-date exercise prices and the market prices, expected lives, risk-free rates, expected volatilities, and expected dividends as of the reporting date. Changes to fair value are recognized as compensation expense, or other appropriate account, in the current reporting period and the amortization of any unvested stock-based compensation is adjusted prospectively over the remaining vesting periods. Additionally, because the Company applied the provisions of EITF 07-5 in 2009, the Company revalued the stock-based compensation liabilities as of January 1, 2009 and recorded the cumulative effect of the change in accounting principle as adjustments to its beginning deficit accumulated during the exploration stage and stock purchase warrants, as appropriate. The cumulative-effect adjustments recorded equalled the differences between the amounts recognized in the Company’s consolidated statements of financial position before initial application of EITF 07-5 and the amounts recognized in the Company’s consolidated statements of financial position at initial application of EITF 07-5.

Noncontrolling interests

Effective January 1, 2009, the Company began accounting for its noncontrolling interests in accordance with FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (“SFAS 160”). Pursuant to SFAS 160, the Company changed Minority Interest to Noncontrolling Interest in Subsidiaries and presented the Noncontrolling Interest balance and activity in its Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Stockholders’ Equity.

Derivatives

On January 1, 2009, the Company adopted SFAS 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This statement specifically requires entities to provide enhanced disclosures addressing the following: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 impacts the Company’s disclosures, but it will not affect its results of operations or financial condition.

4.	EARNINGS PER SHARE

Basic loss per share has been computed by dividing the net loss applicable to the Company’s common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by including the dilutive effect of common stock that would be issued assuming exercise of the outstanding stock options and stock purchase warrants. Excluded from the computation of diluted loss per share for the three months ended March 31, 2009 or 2008 are 13,974,318 and 14,685,668 shares, respectively, underlying outstanding options because the effect would have been anti-dilutive as the Company incurred losses from continuing operations in each of these periods.

5.	EXPLORATION COSTS

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

The Company and minority shareholders of GeoCam concluded in the fourth quarter of 2008 that debt and equity financing and commencement of construction at the Nkamouna Project will be delayed indefinitely, which resulted in a reduction of GeoCam staffing. The Company recorded all severance charges in exploration costs totaling $260 and made cash payments for $80 for the three months ended March 31, 2009.

The following is a summary of the exploration costs incurred by the Company for the periods presented (in thousands).

	Three Months Ended		Unaudited Period from November 16, 1994 (inception) to March 31, 2009
	March 31, 2009	March 31, 2008
Cameroon, Africa:
Property evaluation	$1,576	$1,795	$31,964
Metallurgical studies	—	17	2,812
Exploration office costs	1,211	1,024	16,245
Property surface area tax	26	37	673

	2,813	2,873	51,694

Other projects:
Colorado/Wyoming	17	232	1,675
Arizona	85	67	349
Other	12	8	103

	114	307	2,127

Total Exploration Costs	$2,927	$3,180	$53,821

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	March 31, 2009	December 31, 2008
Machinery and equipment	$2,449	$1,050
Vehicles	680	680
Furniture and equipment	901	726
Other	73	208
Equipment in transit	795	2,232
Buildings and installations under construction	316	312

	5,214	5,208
Less accumulated depreciation	(594)	(466)

	$4,620	$4,742

7.	STOCK BASED COMPENSATION

Stock options

The Company adopted a stock option plan which was amended in June 2007 and 2008 (the “Company Option Plan”) under which 18,700,000 Company shares, were reserved for issuance upon exercise of options granted under the Company Option Plan.

The Company Option Plan is intended to provide a means whereby the Company and its subsidiaries can attract, motivate and retain key employees, consultants, and service providers who can contribute materially to the Company’s growth and success, and to facilitate the acquisition of shares of the Company’s common stock. The Company Option Plan provides for incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code and nonqualified stock options that do not meet the requirements for incentive stock options. The Company Option Plan requires the option exercise price per share purchasable under the option to be equal to or greater than 100% of the fair market value of a share on the day before the date of grant, as reported by the Toronto Stock Exchange, for all nonqualified stock options or incentive stock options. The Company has historically issued new shares when share-based awards are exercised.

The following table and related information summarizes the Company’s stock options at March 31, 2009 and the stock option activity for the three months ended March 31, 2009:

	Options Outstanding			Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value (000’s)
	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share*
Available and outstanding at December 31, 2008	4,913,082	13,786,918	$0.76
Granted	(300,000)	300,000	$0.53
Exercised	30,600	(30,600)	$0.05
Forfeited	30,000	(30,000)	$1.24
Expired	52,000	(52,000)	$2.03

Available and outstanding at March 31, 2009	4,725,682	13,974,318	$0.75	7.06	$2,467

Exercisable at March 31, 2009		12,419,318	$0.67	6.91	$2,467

Vested or expected to vest at March 31, 2009		13,902,318	$0.75	7.05	$2,467

*	Some of the options are granted with Cdn$ exercise prices, and the weighted average prices reflect the U.S. dollar equivalent prices.

The following stock option grants were issued by the Company during the three months ended March 31, 2009 and 2008, respectively:

•

The Company granted 300,000 options under the Company Option Plan [2008 - 1,500,000]. In accordance with SFAS 123(R), the Company recorded compensation expense of $226 relating to vesting of the grants [2008 - $995]. The options vest 40% upon grant and 30% on each of the first and second anniversaries of the date of grant. As of March 31, 2009, there was $503 of total unrecognized compensation expense related to non-vested stock based compensation granted under the Company Option Plan which is expected to be recognized over a weighted average period of 0.9 years.

•

The weighted-average fair value per share of options granted under the Company’s Options Plan during 2009 was $0.34 [2008 - $0.99]. The total intrinsic value of share options exercised was $10 [2008-$540]. The total cash received from the exercise of stock options was $1 [2008-$29].

The fair value of all stock options granted during the three months ended March 31, 2009 and 2008 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2009	2008
Expected dividend	0.00%	0.00%
Risk-free interest rate	1.88%	3.26%
Expected volatility*	69.18%	64.20%
Expected life (in years)	5.5	5.5

*	For the three months ended March 31, 2009, volatility was estimated based on combining the Company’s historical volatility with the historical volatilities of certain other comparable exploration stage mining companies. Prior to 2009, volatility was estimated based on the volatility of certain other comparable exploration stage mining companies.

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

During the quarter ended March 31, 2009, 845,000 of the options granted under the Company’s Option Plan to certain officers and Directors were granted subject to approval by stockholders of the Company at the stockholders annual meeting to be held June 15, 2009. The options are exercisable at Cdn$0.65 per share. The options vest 40% at grant and 30% on each of the first and second anniversaries of the grants.

8.	STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50 million preferred stock, of which 6 million are designated as Series A convertible preferred stock with a par value of $0.0001. There are no shares of Series A preferred stock or other preferred stock outstanding as of March 31, 2009.

Stock Purchase Warrants

On January 1, 2009, the Company applied the provisions of EITF 07-5 to its outstanding stock purchase warrants, which resulted in a $14,670 reduction in stock purchase warrants offset by a $13,995 reduction in the deficit and established a share-based payment liability of $675. EITF 07-5 requires the Company to adjust the share-based payment liability to the fair value each reporting period. The fair value adjustment for the stock purchase warrants did not materially affect net loss or loss per share in the consolidated statement of operations for the three months ended March 31, 2009

The following table and related information summarizes the Company’s stock purchase warrants at March 31, 2009 and the stock purchase warrant activity for the three months ended March 31, 2009:

	Number Outstanding	Weighted-Average Exercise Price per Share
Warrants outstanding at December 31, 2008	21,067,637	$3.31
Granted	—	—
Exercised	—	—
Expired	—	—

Warrants outstanding at March 31, 2009	21,067,637	$3.31

•

The Company recorded compensation expense of $0 relating to vesting of grants [2008 - $0]. The Company also decreased its compensation expense by $116 in 2009 [2008 - $0] related to its options that have exercise prices that are denominated in Cdn$ as a result of a decrease in the calculated fair value of those options. As of March 31, 2009, there was $0 of total unrecognized compensation expense related to non-vested stock based compensation granted under the Company Option Plan which is expected to be recognized over a weighted average period of .2 years.

9.	DERIVATIVE INSTRUMENTS

Adoption of EITF 07-5

On January 1, 2009, the Company adopted EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. As part of the adoption of EITF 07-5, the Company determined that the stock purchase warrants denominated in Canadian dollars are not indexed to its stock, and therefore the value was recorded as a liability.

The Company recorded the following cumulative effect of change in accounting principle pursuant to its adoption of EITF 07-5:

	Increase/(Decrease)
	Share-Based Payment Liability	Stock Purchase Warrants	Deficit
Balance as of December 31, 2008	$—	$15,748	$(67,377)
Record January 1, 2009, stock purchase warrants liability fair value	675		(675)
Reclassification of accumulated stock purchase warrant expense		(14,670)	14,670

Cumulative Change in Balances as of January 1, 2009	$675	$1,078	$(53,382)

Derivative Liabilities

The Company currently does not have derivative instruments to manage its exposures to commodity prices. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. All derivative financial instruments are recognized in the balance sheet at fair value. Changes in fair value are recognized in earnings if they are not eligible for hedge accounting or other comprehensive income if they qualify for cash flow hedge accounting.

A Black-Scholes option-pricing model was used to obtain the fair value of the Company’s stock purchase warrants using the assumptions described in footnote 8 at March 31, 2009. The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying Consolidated Balance Sheet were as follows (in thousands):

Derivative Instruments	Balance Sheet Location	March 31, 2009	December 31, 2008
Stock purchase warrants	Share-based payment liabilities	$557	$—

The effect of derivative instruments not designed as hedging instruments on the accompanying consolidated statements of operations was immaterial for the three-month period March 31, 2009.

10.	FAIR VALUE MEASUREMENTS

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company adopted SFAS No. 157 effective January 1, 2008. Although the adoption of SFAS No. 157 did not materially impact the Company’s financial condition, results of operations or cash flows, additional disclosures related to fair value measurements are now required.

Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

•	Level 1, defined as observable inputs such as quoted prices in active markets for identical assets.
•

Level 2, defined as observable inputs other than Level 1 prices. These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The fair value of the share-based payment liability established by EITF 07-5, is based on unobservable inputs in which little or no market data exists included the fair value of the Company’s stock purchase warrants as described in footnote 9, therefore it is classified as Level 3. The following table summarizes the change in the fair values of the share-based payment liability categorized as level 3 (in thousands):

Three Months Ended March 31, 2009
Beginning balance	$—
January 1, 2009, beginning balance adjustment pursuant to adoption of EITF 07-5	675
Change in fair value	(118)

Ending balance	$557

11.	NONCONTROLLING INTEREST

From the inception of the Cameroon project through December 31, 2006, Geovic advanced all operating expenditures on behalf of GeoCam and all such expenditures were consolidated in the accounts of the Company. On April 12, 2007, GeoCam shareholders approved a GeoCam capital increase for 2007 equivalent to approximately $13.5 million. By May 12, 2007 all of the capital increase had been paid by or for the accounts of the stockholders of GeoCam, including Geovic, in their respective ownership interests prior to the capital increase.

On September 2, 2008, GeoCam shareholders approved a GeoCam capital increase for 2008 of CFA francs 30.34 billion equivalent to approximately $67.1 million, to be issued in multiple cash calls made by the GeoCam Board of Directors. The capital increase was based on GeoCam’s 2008 budget and Geovic’s pre-2007 capital advances made for GeoCam. The capital contributions are expected to be made by or for the accounts of the shareholders of GeoCam, including Geovic, in their respective ownership interests prior to the capital increase. Through the end of 2008 GeoCam completed two cash calls equivalent to approximately $48.3 million. In these cash calls GeoCam received cash equivalent to approximately $25.2 million and Geovic received credit for approximately $23.1 million of pre-2007 capital advances under the terms of the agreement among the GeoCam shareholders completed at the end of 2007. Of the cash contributions, the Company paid approximately $6.4 million including its investment on behalf of William Buckovic (see note 13(b)) and $18.8 million was paid by other minority shareholders.

During the three months ended March 31, 2009 GeoCam completed two cash calls of the 2008 capital increase equivalent to approximately $3.6 million. In the cash calls Geovic paid approximately $2.2 million, representing 60.5% of the cash calls, and the other minority shareholders paid cash of approximately $1.4 million.

At March 31, 2009 the remaining cash calls for the 2008 capital increase at current exchange rates are anticipated to be equivalent to approximately $11.9 million and are expected to be completed in 2009. Geovic’s 60.5% share of such remaining cash calls is expected to be equivalent to approximately $7.2 million.

The noncontrolling interest balance of approximately $9.4 million at March 31, 2009 represents the balance from the capital increases contributed by the other minority shareholders as described above. The difference between the original amounts contributed and the balance at March 31, 2009 represents the other minority shareholders’ share of the actual expenditures from January 1, 2007 through March 31, 2009.

12.	INCOME TAXES

Income taxes

Accounting Policies & Procedures

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities for the expected future tax consequences of transactions and events are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company had no unrecognized tax benefit as of March 31, 2009 or unrecognized tax benefits that would impact the effective rate. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, Cameroon, France, New Caledonia and Colorado. The Company has open tax years for the U.S. federal return from 2000 forward with respect to its net operating loss (“NOL”) carryforwards, where the IRS may not raise tax for these years, but can reduce NOLs. Otherwise, with few exceptions, the Company is no longer subject to federal, state, or local income tax examinations for years prior to 2005.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the quarter ended March 31, 2009, the Company recognized no potential interest or penalties with respect to unrecognized tax benefits.

Income Taxes

There was no benefit from income taxes in the first quarter of 2009 and during the same period in 2008. The effective tax rate was 0% for the first quarter of 2009 and for the same period in 2008. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, foreign and domestic operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.

13.	RELATED PARTY TRANSACTIONS

[a]	In June 2004, Geovic, Ltd., entered into an agreement with Mineral Services, LLC related to project development, technical, financing, and marketing services. Mineral Services, LLC is owned by a person who became a director of the Company on September 27, 2006. Total fees paid to Mineral Services, LLC under the agreement during the three-months ended March 31, 2009, 2008 and 2007 were $10 for each period.

[b]	Geovic holds an option to acquire the 0.5% ownership interest in GeoCam held by William A. Buckovic, an officer and director of the Company and Geovic. Under the option agreement, Geovic is obligated to pay all GeoCam capital increases on behalf of Mr. Buckovic to maintain his ownership interest in GeoCam. During the quarter ended March 31, 2009, Geovic paid approximately $20 in the cash calls as required under the option agreement (see note 11).

14.	COMMITMENTS AND CONTINGENCIES

[a]	During the year ended December 31, 2003, Geovic received a grant from the United States Trade and Development Agency (USTDA). The grant reimburses Geovic for 50% of the cost of a feasibility study for GeoCam’s Cameroon mining project. The grant specifies that, if the project is successful, all grant reimbursement proceeds received by Geovic must be paid back to the USTDA. The proceeds would be paid back once project financing is acquired. If the project is unsuccessful, the reimbursement proceeds would be considered a grant and Geovic would not be required to pay back the USTDA. As of March 31, 2009, Geovic has received $0.3 million in grant reimbursement proceeds from the USTDA. The Company has recorded a liability for this obligation as of March 31, 2009 and December 31, 2008.

In 2006 GeoCam established a reserve of approximately $406 for any possible penalties associated with the surface area tax matter. During 2008 GeoCam recorded approximately $54 as a provision for possible fines and penalties associated with anticipated deficiencies in the documentation of expenses.

In 2008 GeoCam accrued approximately $140 for litigation expense relating to termination of employment of an employee.

[b]	On November 8, 2006, Geovic entered into a patent license agreement with Inco Limited (“Inco”) with respect to certain technological processes and equipment related to processing nickel and cobalt. As partial consideration for the agreement, Geovic paid Inco an initial payment of $20. Geovic agreed to pay Inco a royalty based on the net selling price of production, as defined, up to maximum of $400 during each 12 month period subject to a total maximum consideration (exclusive of the initial payment) equal to $2 million. There is no present intention to utilize the licensed technology, and the Company is considering termination of the license agreement.

[c]	GeoCam received a letter from the Minister of Industry, Mines and Technological Development of the Republic of Cameroon on March 20, 2006 requesting payment of surface area taxes of approximately $0.5 million and a penalty of the same amount for the period from 2003 to 2005. GeoCam has disputed this amount based on its interpretation of the Mining Convention signed on July 31, 2002 that GeoCam is only committed to pay this surface area tax once commercial exploitation begins.

GeoCam has further disputed the amount of surface area subject to tax which reduces the estimated liability to approximately $400.

GeoCam deposited with the Cameroon tax authority approximately $100 on September 30, 2006 corresponding to the surface area tax for 2003. On November 30, 2006, GeoCam deposited with the Cameroon tax authority a further $300 corresponding to the surface area tax for 2004, 2005 and 2006.

GeoCam believes, based on discussions with the litigation department of the Directorate of Taxation, that the litigation procedure whereby GeoCam contests the penalties related to the surface area will be a productive approach to resolve this matter. On January 17, 2007, GeoCam paid $57, representing approximately 10% of the total contested amount to be paid according to the provisions of the fiscal procedures in force in order to proceed with the litigation procedure.

[d]	The Company’s 60% owned subsidiary, GeoCam, entered into purchase orders for mining equipment in 2008 for obligations totaling €614,600 and deposited €160,000 toward the purchases. In 2009, GeoCam has requested the Seller to delay the delivery of the equipment to 2010 or thereafter. The Seller has indicated a willingness to accept this delay and GeoCam would pay 6% per annum of the unpaid purchase price of the equipment delayed for delivery. No formal agreement to delay delivery has been completed. Also GeoCam ordered four vehicles for a total cost of approximately $200 for delivery early in 2009. The manufacturer’s representative has tentatively agreed to cancel this commitment subject to reimbursement by GeoCam of the Seller’s expenses. No liabilities were accrued in 2009 for these commitments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2008 as well as with the financial and related notes and the other information appearing elsewhere in this report. As used in this report, unless the context otherwise indicates, references to “we”, “our”, “ours” and “us” refer to Geovic Mining Corp. and its subsidiaries collectively.

Overview

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an analysis of our capital resources and liquidity at March 31, 2009, and financial results of operations for the quarter ended March 31, 2009 compared to the prior year first quarter. All amounts are presented in thousands of U.S. dollars unless indicated otherwise. Reference should also be made to the financial statements filed with this report and the Company’s other disclosure materials filed from time to time on, www.sec.gov or the Company’s website at www.geovic.net.

Business

We are engaged in the business of exploring for cobalt, nickel, and related minerals through our majority-owned (60%) subsidiary, Geovic Cameroon, PLC (“GeoCam”) a financially dependent public limited company duly organized and incorporated under the laws of the Republic of Cameroon. We are also evaluating other exploration prospects, land acquisitions and investments in the mining industry, in the United States and elsewhere, that management believes would provide high-quality diversification opportunities.

Our future success will be largely dependent on our ability to finalize a development plan and secure required financing to develop the mineral reserves on GeoCam’s Nkamouna Project, the first of several deposits we have located on the Cameroon Properties. A feasibility study on development of a cobalt-nickel-manganese mine and mineral processing facility, delivered in November 2007, estimated that total capital, pre-opening and initial operating expenses for the Nkamouna Project in Cameroon would be approximately $397 million. An optimization study by other outside consultants was then contracted in December 2007 to review and improve the efficiencies and re-examine the Nkamouna Project capital and operating costs described in the feasibility study. The optimization study was completed in September 2008. The optimization study also advanced mining plans, milling and processing facilities plans and estimated anticipated construction and related costs. During the optimization study, it was determined that manganese and scandium can be produced in commercial quantities. Therefore, additional mineral processing facilities were planned. The completed optimization study estimated total capital construction costs (exclusive of escalation) and pre-production operating expenses at approximately $379 million including additional processing equipment required to recover manganese carbonate and scandium. In addition, working capital required during startup and commissioning was estimated at $38 million.

As a result of the recent world-wide turmoil in financial and other markets and the probable unavailability of acceptable terms for financing in the mining sector generally, the Company and minority shareholders of GeoCam concluded in the fourth quarter of 2008 that debt and equity financing and commencement of construction at the Nkamouna Project will be delayed. Before continuing the construction financing process, we have undertaken to review some technical and metallurgical aspects of planned metal processing at the Nkamouna Project in an effort to facilitate financing by improving process efficacy and projected profitability and reducing capital costs and process risk. We have also reduced the level of pre-construction activity in Cameroon, including reduction of GeoCam staffing. We are taking this action because we believe the operating results forecast in the optimization study may not support financing, particularly under current turbulent economic conditions. Such conditions have historically been accompanied by lower demand for certain commodities and resulting falling commodities prices. Significant declines in prices for cobalt, nickel and manganese which began in mid-2008, and continued through the first quarter 2009, could also impair the availability of and completion of project debt and equity financing.

Securing required financing will also be dependent on numerous additional factors affecting the expected economics of the Nkamouna Project, including: availability and cost of capital, market conditions and demand for the metals to be produced, satisfying lenders that mineral processing and the financial returns forecast in any development plan will be achievable from a technical standpoint, arrangement of metal sales agreements and the pricing and terms of such agreements, cost trends and availability of mining and processing equipment as well as operating materials and services necessary to develop and operate the Project, existing environmental and reclamation commitments, compliance with any additional governmental requirements or approvals associated with Project development and operation, political unrest, geopolitical developments, and the relative competitive position of existing and prospective cobalt and nickel projects worldwide. Other significant factors affecting development of the Nkamouna Project include our ability to recruit, train and retain a stable local workforce and qualified mining professionals to replace those terminated by GeoCam in February and March 2009, and to meet the logistical challenges of developing the project in a relatively undeveloped, remote area in Cameroon.

GeoCam will undertake only those budgeted activities in 2009 which are expected to enhance the value and ultimate development of the Nkamouna Project until we are reasonably satisfied that Nkamouna Project debt and equity financing in required amounts can be completed and pending improvement in world-wide financial and commodities markets.

The Company had consolidated cash and cash equivalents of approximately $59.4 million at March 31, 2009, compared to $64.2 million at year end 2008. Approximately $57.3 million is held in the United States. Due to the delay of commencement of construction at Nkamouna and the current level of planned and committed expenditures for 2009, we do not plan to raise debt or equity capital in the near term.

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

Capital Resources and Liquidity

At March 31, 2009 we had approximately $59.4 million of cash and cash equivalents on a consolidated basis, a decrease of approximately $4.8 million from December 31, 2008. Approximately $1.4 million was contributed to GeoCam by unaffiliated minority shareholders during the first quarter of 2009 under capital calls to shareholders in connection with the capital increase approved by GeoCam shareholders in September 2008. Our cash is invested in U.S. dollar (“US$”) highly liquid money market funds, and GeoCam’s funds are held in US$ and Cameroon currency in the Cameroon branch of a large international bank. The money market funds in which we invested have not experienced losses during the recent financial crisis.

We do not anticipate generating revenue until we commence operations at the Nkamouna Project. We believe that our current cash resources will satisfy our capital and liquidity requirements at least through 2010 or longer, depending on GeoCam’s level of activity. We will be obligated to fund 60.5% of the ongoing GeoCam cash requirements as specified in the GeoCam shareholder agreement. We anticipate that approximately $7.2 million of additional cash will be used to meet the balance of our share of the unfunded portion of the GeoCam 2008 capital increase (see Note 11) and we expect that completion of the capital increase should cover GeoCam’s anticipated exploration and operating expenses during the balance of 2009. GeoCam expects to operate within an annual budget of approximately $10 to $11 million, reflecting the technical evaluation currently underway aimed at reducing technical risk and improving estimated economic performance of the Nkamouna Project and completion of some other exploration activities commenced in 2008. GeoCam capital increases are funded by the shareholders of GeoCam in accordance with the respective ownership interests prior to the capital increase. In the first quarter of 2009, cash calls totaling approximately $3.6 million were satisfied, including approximately $2.2 million in cash from the Company.

We expect our general and administrative expenses in the United States to total approximately $4 to $4.5 million during the balance of the year, and that we will expend approximately $2 million additional for acquisition and exploration of other mineral properties, or investment in other resource entities, in the United States and elsewhere through 2009. We expect that a significant portion of our cash resources will be expended or committed for these purposes through 2010 or later and that our cash balances will continue to decrease from quarter to quarter.

Any future project debt financing for the Nkamouna Project will likely require GeoCam and its shareholders to furnish up to 40% of the total estimated capital, cost overruns and initial operating costs. Accordingly if the Nkamouna Project is to be developed, we will be obligated to contribute our proportionate share prior to funding of project debt financing. Based on the current capital cost estimates for the Nkamouna Project, we do not expect to have sufficient cash available to satisfy this obligation at the time it will be required. Our ability to raise required additional capital for this purpose will depend on a number of factors that are partly or wholly outside of our control, including the recent disruptions of world-wide financial and other markets that are likely to make it much more difficult for the Company, the minority shareholders and GeoCam to obtain the required financing.

In addition to deferral of certain Nkamouna Project development and pre-construction expenditures in 2009, we are also considering other cost reducing measures to preserve our available cash. Alternative development plans for Nkamouna Project, currently under evaluation, will be considered when technical and economic viability are established.

We recorded as liabilities in 2008 a potential tax assessment and penalties in Cameroon and a reserve for an employment claim totaling approximately $0.2 million.

Neither the Company nor GeoCam has any material debt or other similar obligations or commitments (other than normal trade payables), and we believe that our present capital resources will be sufficient to satisfy the capital and liquidity requirements described above through at least the middle of 2010. We have no standby financing arrangements currently in place.

On January 1, 2009, the Company has applied the provisions of an accounting pronouncement, EITF 07-5, and reclassified a portion of the stock purchase warrants from equity to liabilities, as described in Note 8. The net result of this pronouncement reduced the stockholders’ equity by approximately $557; however this change in accounting principles did not impact our cash resources or liquidity and will have no such effect in future periods.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008:

The Company had no revenue and incurred losses from operations during the first quarters of 2009 and 2008, and has had no revenue from operations since inception. The net loss attributed to the company increased approximately $525 in the first quarter of 2009 compared to the first quarter 2008. Exploration expenses decreased by $253 in the quarter compared to the year earlier period, of which $60 represents a decrease in exploration activity in Cameroon (including consulting activity on the Nkamouna Project conducted in the United States) and a decrease of $193 in exploration expense in other Company projects in the United States. Exploration office costs of GeoCam increased $187 in 2009, reflecting the costs of employment terminations, net of a reduced level of consultant and related activities involving the optimization study completed in 2008 and beginning of scaling back of activities due to the economic recession, while property evaluation expenses decreased $220 in the quarter due mainly to sampling and assaying of results of drilling conducted in the last three quarters of 2008. We expect to continue a decreased level of exploration and related expenditures during the rest of 2009 in Cameroon.

During the first quarter of 2009 we adopted EITF 07-5, which resulted in a decrease of the fair value of the stock purchase warrants. This decrease of fair value and stock options granted during the first quarter of 2009 resulted in a $0,9 million decrease of stock based compensation expense recorded during the period. We anticipate that additional options will be granted to the officers and directors during the second quarter of 2009 assuming stockholders approve such options at the annual meeting of stockholders in June 2009.

General and Administrative expenses increased $1.1 million in the quarter, or 108% when compared to the first quarter of 2008. Fees associated with testing controls and procedures under the Sarbanes Oxley Act of 2002 and planning for future testing increased approximately $300 in the first quarter 2009 compared to the prior year. The increase was also driven in part by additional staffing and consultants we engaged during the quarter due to the departure of the Controller January 1, 2009. These resources were required to assist with completion of year end reporting and preparation and filing of our Annual Report on form 10-K, and beginning implementation of the Enterprise Resource Planning system during the quarter. Outside consulting expense related to accounting services increased $192 when compared to the same period in 2008. Additionally, salary expense increased approximately $200 in the first quarter 2009 compared to 2008, as we had more employees in 2009. The remainder of the increase in 2009 was related to contributions of $128 to GeoAid, the charitable entity that provides socio-economic services in areas affected by our mining activities, an increase of approximately $105 for additional insurance, and expenses related to our Denver office, none of which were paid in 2008.

The losses attributed to the Company in the first quarter 2009 were partially offset by a credit for $1.1 million of GeoCam noncontrolling interest equity contributions made in 2009, representing the minority shareholders’ share of the exploration expenditures in Cameroon during the quarter. In the first quarter 2008, the credit for noncontrolling interest was $1.3 million. Depreciation was $100 thousand higher in 2009, reflecting a larger number of vehicles and more equipment at GeoCam. We also had reduced interest income in the quarter, reflecting a lower interest rate earned on our cash, which was significantly higher in 2008 compared to 2009.

As an exploration stage company, we have charged our exploration and pre-construction expenses incurred for GeoCam to operations in the periods incurred and no such expenditures have been capitalized. We expect to continue this practice until a final development and mining plan is adopted and project financing is committed. Once we begin to capitalize expenditures at the Nkamouna Project, our results of operations for financial reporting purposes during periods before mining and processing activities begin, may be affected.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures. As discussed above, the stockholders of GeoCam have agreed to additional cash calls to be completed during 2009 under the GeoCam 2008 capital increase described above.

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

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from such forward-looking statements (“cautionary statements”) are disclosed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, and in our other filings with the Securities and Exchange Commission, including this Form 10-Q. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

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

Cobalt and other metal prices may fluctuate widely from time to time and are affected by numerous factors outside our control, including: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances, governmental policies, and technological developments requiring uses of cobalt or substitute materials. World cobalt and nickel prices rose significantly in the years leading up to mid-2008, and have generally declined since. As quoted by Platt’s Metals Week, the respective quoted prices were approximately $42 per pound for cobalt and $11.78 per pound for nickel at year end 2007, compared to $17.50 and $4.37, respectively at year end 2008. Cobalt was quoted at $14.50 – 15.50 per pound at March 31, 2009 by Metal Bulletin. Cobalt is used for rechargeable batteries, super alloys mainly for jet engines, chemicals, wear-resistant alloys, catalysts and magnets. The largest demand for nickel is for use in stainless steel alloys.

Because we have exploration operations in Cameroon, and may have operations in other countries, we are subject to foreign currency fluctuations. We do not engage in currency hedging to offset any risk of currency fluctuations in part because GeoCam’s functional currency for our financial reporting is the U.S. dollar.

We have no material debt outstanding (other than trade payables), nor do we have any investment in debt instruments other than highly liquid short-term investments, and we have not held any such instruments since our inception. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)v under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our management carried out (with the participation of our Chief Executive Officer and Chief Financial Officer) an evaluation of the effectiveness of the Company’s disclosure controls and procedures during the period ended March 31, 2009. Based upon that evaluation and the identification of material weaknesses in the Company’s internal control over financial reporting at year end 2008 as described in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“Form 10-K”), our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the end of the first quarter to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weaknesses described below and in the Form 10-K, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this report were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Based in part on these additional efforts, our Chief Executive Officer and Chief Financial Officer have included their certifications as exhibits to this Quarterly Report on Form 10-Q.

Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As reported in the Form 10-K management concluded that our internal control over financial reporting was not effective as of December 31, 2008, as a result of the following material weaknesses in our internal control over financial reporting:

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

The Company’s management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal control and is taking steps necessary to address these material weaknesses, and a number of specific steps being implemented to remediate the weaknesses are identified in the Form 10-K. The Company believes that these remediation actions, once they are fully implemented and operating for a sufficient period of time, will improve the Company’s internal controls over financial reporting and will be sufficient to remediate the material weaknesses described above, although additional measures may be required. Management will continue to assess the effectiveness of the remediation efforts in connection with management’s tests of internal control over financial reporting during fiscal year 2009.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended March 31, 2009, management adopted extensive written closing procedures and controls and documented and enhanced internal controls and procedures applicable to a number of accounting and corporate procedures and functions. We also engaged third party consultants and contract employees with accounting experience to assist in quarter end closing procedures and financial reporting. We also continued to install an Enterprise Resource Planning (ERP) system to enhance financial reporting. These actions were taken to strengthen our control procedures identified in reviewing the effectiveness of our disclosure controls and internal control over financial reporting at year end 2008. Based on the evaluation we conducted, management has concluded that implementation of these procedures and controls improved but did not eliminate the material weaknesses in our internal control over financial reporting. We expect that future strict adherence to these newly documented controls and procedures will materially improve our internal control over financial reporting in future periods.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 1A.	RISK FACTORS.

There are no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a) Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVIC MINING CORP.
Registrant

May 11, 2009	By:	/s/ John E. Sherborne
John E. Sherborne
Chief Executive Officer

May 11, 2009	By:	/s/ Greg Hill
Greg Hill
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002