Form 10-Q
period 2009-06-30
GEOVIC MINING CORP.
filed 2009-08-10
CIK 1398005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

102,974,046

Common Shares, $0.0001 par value, outstanding at August 9, 2009

Geovic Mining Corp.

(an exploration stage company)

Geovic Mining Corp.

(An Exploration Stage Company)

FORM 10-Q

For the Three Months and Six Months Ended June 30, 2009

Part I - Financial Information

Item 1.	Consolidated Financial Statements (unaudited)

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

(In thousands)

	Unaudited June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$55,049	$64,184
Income tax receivable [note 12]	-	458
Prepaid expenses	519	444
Other	196	541

Total current assets	55,764	65,627

Property, plant and equipment, net [note 6]	4,465	4,742
Deposits	21	23
Other	132	132

Total assets	$60,382	$70,524

LIABILITIES

Current liabilities:
Accrued liabilities and other payables	$2,968	$5,176

Total current liabilities	2,968	5,176

Other liabilities	1,056	1,023
Related party payable	154	152
Share-based payment liability [note 8]	889	-

Total liabilities	5,067	6,351

EQUITY

Stockholders’ equity:
Common stock, par value of $0.0001, 200 million shares authorized and 103.0 and 101.3 million shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	10	10
Additional paid-in capital	107,169	106,648
Stock purchase warrants	1,139	15,748
Deficit accumulated during the exploration stage	(61,909)	(67,377)

Total stockholders’ equity	46,409	55,029
Noncontrolling Interest [note 11]	8,906	9,144

Total equity	55,315	64,173

Total liabilities and equity	$60,382	$70,524

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share amounts)

	Three months ended June 30,		Six months ended June 30,		Unaudited Period from Nov. 16, 1994 (inception) to June 30, 2009
	2009	2008	2009	2008

EXPENSES (INCOME)
Exploration costs [note 5]	$2,955	$5,798	$5,882	$8,978	$56,776
General and administrative	2,125	1,391	4,178	2,371	19,435
Stock based compensation [note 8]	684	531	793	1,582	16,895
Interest and bank charges	15	-	30	-	269
Depreciation	190	64	318	87	1,342
Mineral property impairment	-	-	-	-	3,244

Total Expenses	5,969	7,784	11,201	13,018	97,961
Interest income	(63)	(339)	(103)	(803)	(4,781)

Net loss before income taxes	(5,906)	(7,445)	(11,098)	(12,215)	(93,180)
Income tax benefit	(73)	-	(73)	-	(63)

Consolidated net loss	(5,833)	(7,445)	(11,025)	(12,215)	(93,117)

Less: Net loss attributed to the noncontrolling interest	(1,292)	(560)	(2,507)	(1,878)	(17,221)

Net loss attributed to Geovic	$(4,541)	$(6,885)	$(8,518)	$(10,337)	$(75,896)

Net loss per share attributed to Geovic common stockholders	$(0.04)	$(0.07)	$(0.08)	$(0.10)

Weighted average shares outstanding basic and diluted	102,974,046	102,200,620	102,974,046	101,873,242

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,		Unaudited Period from Nov. 16, 1994 (inception) to June 30, 2009
	2009	2008	2009	2008
OPERATING ACTIVITIES
Consolidated net loss	$(5,833)	$(7,445)	$(11,025)	$(12,215)	$(93,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	190	64	318	87	1,342
Stock-based compensation expense	684	531	793	1,582	16,895
Writeoff of mineral properties	-	-	-	-	3,244
Changes in non-cash operating working capital:
(Increase) decrease in income tax receivable	354	(12)	458	120	-
(Increase) decrease in prepaid expenses	(125)	239	(75)	(140)	(519)
(Increase) decrease in other assets	(16)	(431)	345	(277)	(351)
Decrease in deposits	2	-	2	-	2
Increase (decrease) in accrued liabilities and other payables	(252)	(1,541)	(2,208)	(823)	2,968
Increase in other liabilities	24	-	33	-	1,057
Increase (decrease) in related party payable	(158)	40	2	40	154

Cash used in operating activities	(5,130)	(8,555)	(11,357)	(11,626)	(68,325)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(39)	(176)	(45)	(558)	(5,812)
Acquisition of mineral leases	-	(183)	-	(372)	(3,243)

Cash used in investing activities	(39)	(359)	(45)	(930)	(9,055)

FINANCING ACTIVITIES
Noncontrolling interest contribution	828	-	2,266	-	26,123
Proceeds from issuance of common stock and preferred stock	-	-	-	-	95,589
Cash paid to rescind exercise of stock options	-	-	-	-	(15)
Proceeds from issuance of stock warrants	-	-	-	-	16,168
Proceeds from exercise of stock options and warrants	-	68	1	179	2,309
Stock issue costs	-	-	-	-	(7,745)

Cash provided by financing activities	828	68	2,267	179	132,429

Net increase (decrease) in cash	(4,341)	(8,846)	(9,135)	(12,377)	55,049
Cash, beginning of period	59,390	74,948	64,184	78,479	-

Cash, end of period	$55,049	$66,102	$55,049	$66,102	$55,049

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise indicated)

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

The Company also owns directly or indirectly Geovic Energy Corp. and Pawnee Drilling, LLC, both formed in 2007, Geovic Mineral Sands Corp., formed in 2009 under the laws of the State of Colorado, Geovic France SAS, formed in December 2008 under the laws of France, and Geovic Nouvelle-Calédonie SAS, formed in March 2009 under the laws of New Caledonia. As of June 30, 2009, Pawnee Drilling, LLC was inactive.

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

With the exception of new accounting pronouncements discussed in note 3, these interim consolidated financial statements follow the same significant accounting policies and methods of application as the Company’s audited annual consolidated financial statements as included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 (the “Annual Financial Statements”). The interim consolidated financial statements should be read in conjunction with the Annual Financial Statements.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for these interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

Reclassifications

Certain amounts in prior periods have been reclassified to conform with financial statement presentation in 2009, with no effect on previously reported Net loss or Stockholders’ equity other than those required by the adoption of new accounting pronouncements.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock purchase warrants

On January 1, 2009, the Company evaluated its outstanding stock purchase warrants based on the requirements of Emerging Issues Task Force No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). Based on the results of the evaluation, the Company began accounting for its stock purchase warrants denominated in currencies other than its functional currency as liabilities. At each reporting date, the fair values of stock purchase warrants liabilities are revalued based on the grant-date exercise prices and the market prices, expected lives, risk-free rates, expected volatilities, and expected dividends as of the reporting date. Changes to fair value are recognized as compensation expense, or other appropriate account, in the current reporting period and the amortization of any unvested stock-based compensation is adjusted prospectively over the remaining vesting periods. Additionally, because the Company applied the provisions of EITF 07-5 in 2009, the Company revalued the stock-based compensation liabilities as of January 1, 2009 and recorded the cumulative effect of the change in accounting principle as adjustments to its beginning deficit accumulated during the exploration stage and stock purchase warrants, as appropriate. The cumulative-effect adjustments recorded equaled the differences between the amounts recognized in the Company’s consolidated statements of financial position before initial application of EITF 07-5 and the amounts recognized in the Company’s consolidated statements of financial position at initial application of EITF 07-5.

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

Derivatives

On January 1, 2009, the Company adopted SFAS 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This statement specifically requires entities to provide enhanced disclosures addressing the following: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 impacts the Company’s disclosures, but it will not affect its results of operations or financial condition.

Interim Disclosures About Fair Value of Financial Instruments

In April 2009, the FASB issued and the Company adopted SFAS 107-1, APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, or (“SFAS 107-1, APB 28-1.”) SFAS 107-1, APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. SFAS 107-1, APB 28-1 is effective for interim periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

Subsequent Events

In June 2009, the FASB issued and the Company adopted Statement No. 165, Subsequent Events or (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim financial periods ending after June 15, 2009. The adoption of SFAS 165 did not affect the Company’s consolidated financial statements. See Note 15 Subsequent Events for these disclosures.

4.	LOSS PER SHARE

Basic loss per share has been computed by dividing the net loss applicable to the Company’s common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by including the dilutive effect of common stock that would be issued assuming exercise of the outstanding stock options and stock purchase warrants. Excluded from the computation of diluted loss per share for the six months ended June 30, 2009 and 2008 are 15,079,318 and 13,365,678 shares underlying outstanding options because the effect would have been anti-dilutive as the Company incurred losses from continuing operations in each of these periods.

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

The following is a summary of the exploration costs incurred by the Company for the periods presented.

	Three Months Ended		Six Months Ended		Unaudited Period from November 16, 1994 (inception) to June 30, 2009
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Cameroon, Africa:
Property evaluation	$1,235	$3,978	$2,811	$4,797	$33,199
Metallurgical studies	-	266	-	283	2,812
Exploration office costs	1,485	1,278	2,696	3,278	17,730
Property surface area tax	32	37	58	74	705

	2,752	5,559	5,565	8,432	54,446

Other projects:
Colorado/Wyoming	25	190	42	422	1,700
Arizona	20	49	105	116	369
Other	158	-	170	8	261

	203	239	317	546	2,330

Total Exploration Costs	$2,955	$5,798	$5,882	$8,978	$56,776

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	June 30, 2009	December 31, 2008

Machinery and equipment	$3,090	$950
Vehicles	680	680
Buildings	412	100
Furniture and equipment	994	726
Other	73	208
Equipment in transit	-	2,232
Buildings and installations under construction	-	312

	5,249	5,208

Less accumulated depreciation	(784)	(466)

	$4,465	$4,742

7.	STOCK BASED COMPENSATION

Stock options

The Company adopted a stock option plan which was amended in June 2007 and 2008 (the “Company Option Plan”), under which 18,700,000 Company shares were reserved for issuance upon exercise of options granted under the Company Option Plan.

The Company Option Plan is intended to provide a means whereby the Company and its subsidiaries can attract, motivate and retain key employees, consultants, and service providers who can contribute materially to the Company’s growth and success, and to facilitate the acquisition of shares of the Company’s common stock. The Company Option Plan provides for incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code and nonqualified stock options that do not meet the requirements for incentive stock options. The Company Option Plan requires the option exercise price per share purchasable under the option to be equal to or greater than the closing price of the Company’s common shares on the Toronto Stock Exchange the day before the date of grant for all nonqualified stock options or incentive stock options. The Company has historically issued new shares when share-based awards are exercised.

The following table and related information summarizes the Company’s stock options at June 30, 2009 and the stock option activity for the six months ended June 30, 2009:

	Options Outstanding			Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value (000’s)
	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share*

Available and outstanding at December 31, 2008	4,913,082	13,786,918	$0.76
Granted	(1,425,000)	1,425,000	$0.58
Exercised	30,600	(30,600)	$0.05
Forfeited	30,000	(30,000)	$1.24
Expired	72,000	(72,000)	$1.81

Available and outstanding at June 30, 2009	3,620,682	15,079,318	$0.74	7.17	$3,546

Exercisable at June 30, 2009		12,993,818	$0.67	6.91	$3,540
Vested or expected to vest at June 30, 2009		15,001,318	$0.74	7.16	$3,546

*	Some of the options are granted with Canadian dollar exercise prices, and the weighted average prices reflect the U.S. dollar equivalent prices.

The following stock option grants were issued by the Company during the six months ended June 30, 2009 and 2008, respectively:

•

The Company granted 1,425,000 options under the Company Option Plan [2008 - 1,710,000]. In accordance with SFAS 123(R), the Company recorded compensation expense of $579 relating to vesting of the grants [2008 - $1,582]. The options vest 40% upon grant and 30% on each of the first and second anniversaries of the date of grant. As of June 30, 2009, there was $541 of total unrecognized compensation expense related to non-vested stock based compensation granted under the Company Option Plan which is expected to be recognized over a weighted average period of 0.9 years.

•

The weighted-average fair value per share of options granted under the Company’s Options Plan during 2009 was $0.36 [2008 - $0.99]. The total intrinsic value of share options exercised was $10 [2008-$540]. The total cash received from the exercise of stock options was $1 [2008-$29].

The fair value of all stock options granted during the six months ended June 30, 2009 and 2008 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2009	2008
Expected dividend	0.00%	0.00%
Risk-free interest rate	1.9% - 2.8%	3.3% - 3.5%
Expected volatility*	69.2% - 69.4%	63.5% - 64.2%
Expected life (in years)	5.5	5.5

*	For the six months ended June 30, 2009, volatility was estimated based on combining the Company’s historical volatility with the historical volatilities of certain other comparable exploration stage mining companies. Prior to 2009, volatility was estimated based on the volatility of certain other comparable exploration stage mining companies.

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

During the three months ended March 31, 2009, 845,000 options were granted under the Company’s Option Plan to certain officers and directors subject to approval by stockholders of the Company. The stockholders approved these grants at the annual meeting held on June 15, 2009. The options are exercisable at Cdn $0.65 per share. The options vest 40% at grant and 30% on each of the first and second anniversaries of the grants.

During the three months ended June 30, 2009, 200,000 options were granted to a new director elected at the June 15, 2009 annual meeting. Additionally, a total of 80,000 options were granted to new employees.

8.	STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50 million shares of preferred stock, of which 6 million are designated as Series A convertible preferred stock with a par value of $0.0001. There are no shares of Series A preferred stock or other preferred stock outstanding as of June 30, 2009.

Stock Purchase Warrants

On January 1, 2009, the Company adopted EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. The Company applied the provisions of EITF 07-5 to its outstanding stock purchase warrants, which resulted in a $14,609 reduction in stock purchase warrants offset by a $13,934 reduction in the deficit and established a share-based payment liability of $675. EITF 07-5 requires the Company to adjust the share-based payment liability to the fair value each reporting period. The fair value adjustment for the stock purchase warrants did not materially affect net loss or loss per share in the consolidated statement of operations for the three and six months ended June 30, 2009.

The following table and related information summarizes the Company’s stock purchase warrants at June 30, 2009 and the stock purchase warrant activity for the six months ended June 30, 2009:

	Number Outstanding	Weighted-Average Exercise Price per Share

Warrants outstanding at December 31, 2008	21,067,637	$3.31
Granted	-	-
Exercised	-	-
Expired	-	-

Warrants outstanding at June 30, 2009	21,067,637	$3.31

•

The Company recorded compensation expense of $1 relating to vesting of grants [2008 - $0]. The Company also increased its compensation expense by $214 in 2009 [2008 - $0] related to its options that have exercise prices that are denominated in Canadian dollars as a result of an increase in the calculated fair value of those stock purchase warrants. As of June 30, 2009, all outstanding warrants were fully amortized.

9.	DERIVATIVE INSTRUMENTS

As part of the adoption of EITF 07-5, the Company determined that the stock purchase warrants denominated in Canadian dollars are not indexed to its stock, and therefore the value was recorded as a liability.

The Company recorded the following cumulative effect of change in accounting principle pursuant to its adoption of EITF 07-5:

	Increase/(Decrease)
	Share-Based Payment Liability	Stock Purchase Warrants	Deficit

Balance as of December 31, 2008	$-	$15,748	$(67,377)
Record January 1, 2009, stock purchase warrants liability fair value	675	-	(675)
Reclassification of accumulated stock purchase warrant expense	-	(14,609)	14,609

Cumulative Change in Balances as of January 1, 2009	$675	$1,139	$(53,443)

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

A Black-Scholes option-pricing model was used to obtain the fair value of the Company’s stock purchase warrants using the assumptions described in footnote 8 at June 30, 2009. The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying Consolidated Balance Sheet were as follows:

Derivative Instruments	Balance Sheet Location	June 30, 2009	December 31, 2008
Stock purchase warrants	Share-based payment liabilities	$889	$-

The effect of derivative instruments not designed as hedging instruments on the accompanying consolidated statements of operations was immaterial for the six-month period ended June 30, 2009.

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

The fair value of the share-based payment liability established by EITF 07-5, is based on unobservable inputs in which little or no market data exists included the fair value of the Company’s stock purchase warrants as described in footnote 9, therefore it is classified as Level 3. The following table summarizes the change in the fair values of the share-based payment liability categorized as Level 3:

Six Months Ended June 30, 2009
Beginning balance, December 31, 2008	$-
January 1, 2009, beginning balance adjustment pursuant to adoption of EITF 07-5	675
Change in fair value	214

Ending balance	$889

11.	NONCONTROLLING INTEREST

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

During the three months ended June 30, 2009 GeoCam completed one cash call of the 2008 capital increase equivalent to approximately $2.1 million. In this cash call Geovic paid approximately $1.3 million, representing 60.5% of the cash call, and the other minority shareholders paid cash of approximately $0.8 million.

During the six months ended June 30, 2009 GeoCam completed three cash calls of the 2008 capital increase, equivalent to approximately $5.7 million. In the cash calls Geovic paid approximately $3.4 million, representing 60.5% of the cash calls, and the other minority shareholders paid cash of approximately $2.3 million.

At June 30, 2009 the remaining cash calls for the 2008 capital increase at current exchange rates are anticipated to be equivalent to approximately $10.4 million and are expected to be completed in 2009. Geovic’s 60.5% share of such remaining cash calls is expected to be equivalent to approximately $6.3 million.

The noncontrolling interest balance of approximately $8.9 million at June 30, 2009 represents the net balance from the capital increases contributed by the other minority shareholders as described above. The difference between the original amounts contributed and the balance at June 30, 2009 represents the other minority shareholders’ share of the actual expenditures from January 1, 2007 through June 30, 2009.

12.	INCOME TAXES

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

The Company had no unrecognized tax benefit as of June 30, 2009 or unrecognized tax benefits that would impact the effective rate. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

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

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the three months and six months ended June 30, 2009, the Company recognized no potential interest or penalties with respect to unrecognized tax benefits.

There was no benefit from income taxes in the first three months and six months of 2009 and during the same periods in 2008. The effective tax rate was 0% for the first three months and six months of 2009 and for the same periods in 2008. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, foreign and domestic operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%.

13.	RELATED PARTY TRANSACTIONS

[a]	In June 2004, Geovic, Ltd., entered into an agreement with Mineral Services, LLC related to project development, technical, financing, and marketing services. Mineral Services, LLC is owned by a person who became a director of the Company on September 27, 2006. Total fees paid to Mineral Services, LLC under the agreement during the three and six months ended June 30, 2009, 2008 and 2007 were $10 for each period.

[b]	Geovic holds an option to acquire the 0.5% ownership interest in GeoCam held by William A. Buckovic, an officer and director of the Company and Geovic. Under the option agreement, Geovic is obligated to pay all GeoCam capital increases on behalf of Mr. Buckovic to maintain his ownership interest in GeoCam. During the three and six months ended June 30, 2009, Geovic paid approximately $10 and $28, respectively, in the cash calls as required under the option agreement (see note 11).

14.	COMMITMENTS AND CONTINGENCIES

[a]	During the year ended December 31, 2003, Geovic received a grant from the United States Trade and Development Agency (USTDA). The grant reimburses Geovic for 50% of the cost of a feasibility study for GeoCam’s Cameroon mining project. The grant specifies that, if the project is successful, all grant reimbursement proceeds received by Geovic must be paid back to the USTDA. The proceeds would be paid back once project financing is acquired. If the project is unsuccessful, the reimbursement proceeds would be considered a grant and Geovic would not be required to pay back the USTDA. As of June 30, 2009, Geovic has received $0.3 million in grant reimbursement proceeds from the USTDA. The Company has recorded a liability for this obligation as of June 30, 2009 and December 31, 2008.

[b]	GeoCam received a letter from the Minister of Industry, Mines and Technological Development of the Republic of Cameroon on March 20, 2006 requesting payment of surface area taxes of approximately $0.5 million and a penalty of the same amount for the period from 2003 to 2005. GeoCam has disputed this amount based on its interpretation of the Mining Convention signed on July 31, 2002 that GeoCam is only committed to pay this surface area tax once commercial exploitation begins.

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

[c]	The Company’s 60% owned subsidiary, GeoCam, entered into purchase orders for mining equipment in 2008 for obligations totaling €615 and deposited €99 toward the purchases. In 2009, GeoCam requested to delay the delivery of the equipment to 2010 or thereafter. The Sellers have indicated a willingness to accept the delay and GeoCam would pay 6% per annum on a portion of the unpaid purchase price of the equipment delayed for delivery. No formal agreement to delay delivery has been completed. No liabilities were accrued in 2009 for these commitments.

[d]	In 2008 GeoCam accrued approximately $140 for litigation expense relating to termination of employment of an employee.

[e]	The minority shareholders of GeoCam initiated litigation against GeoCam and its independent auditors in June 2009 seeking a court order to the effect that GeoCam’s 2008 financial statements improperly credited Geovic with foreign exchange rate gains in connection with Geovic’s cash expenditure on behalf of GeoCam prior to 2007. Management does not expect any material effect from the litigation when resolved.

15.	SUBSEQUENT EVENTS

The Company has evaluated all events occurring after the June 30, 2009 balance sheet date through August 10, 2009, the date of issuance of these consolidated financial statements for necessary subsequent event disclosures. No items meet the requirements for subsequent event disclosures.

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

Overview

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an analysis of our capital resources and liquidity at June 30, 2009, and financial results of operations for the three and six months ended June 30, 2009 compared to the prior year periods. All amounts are presented in thousands of U.S. dollars unless indicated otherwise. Reference should also be made to the financial statements filed with this report and the Company’s other disclosure materials filed from time to time on, www.sec.gov or the Company’s website at www.geovic.net.

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

As a result of world-wide turmoil in financial and other markets and the probable unavailability of acceptable terms for financing in the mining sector generally, the Company and minority shareholders of GeoCam concluded in the fourth quarter of 2008 that debt and equity financing and commencement of construction at the Nkamouna Project will be delayed. Before continuing the construction financing process, we have undertaken to review some technical and metallurgical aspects of planned metal processing at the Nkamouna Project in an effort to facilitate financing by improving process efficacy and projected profitability and reducing capital costs and process risk. We have also reduced the level of pre-construction activity in Cameroon, including reduction of GeoCam staffing. We took this action because we believe the operating results forecast in the optimization study may not support financing, particularly under current turbulent economic conditions. Such conditions have historically been accompanied by lower demand for certain commodities and resulting falling commodities prices. Significant declines in prices for cobalt, nickel and manganese which began in mid-2008 could also impair the availability of and completion of project debt and equity financing.

Securing required financing will also be dependent on numerous additional factors affecting the expected economics of the Nkamouna Project, including: availability and cost of capital, market conditions and demand for the metals to be produced, satisfying lenders that mineral processing and the financial returns forecast in any development plan will be achievable from a technical standpoint, arrangement of metal sales agreements and the pricing and terms of such agreements, cost trends and availability of mining and processing equipment as well as operating materials and services necessary to develop and operate the Project, existing environmental and reclamation commitments, compliance with any additional governmental requirements or approvals associated with Project development and operation, political unrest, geopolitical developments, and the relative competitive position of existing and prospective cobalt and nickel projects worldwide. Other significant factors affecting development of the Nkamouna Project include our ability to recruit, train and retain a stable local workforce and qualified mining professionals to replace those terminated by GeoCam in the first quarter of 2009, and to meet the logistical challenges of developing the project in a relatively undeveloped, remote area in Cameroon.

GeoCam plans to undertake only those budgeted activities in 2009 which are expected to enhance the value and ultimate development of the Nkamouna Project until we are reasonably satisfied that Nkamouna Project debt and equity financing in required amounts can be completed and pending improvement in world-wide financial and commodities markets. The GeoCam 2009 budget approved by the board anticipates approximately $10.4 million of expenditures for the year.

The Company had consolidated cash and cash equivalents of approximately $55.0 million at June 30, 2009, compared to $64.2 million at year end 2008. Approximately $53.8 million is held in the United States. Due to the delay of commencement of construction at Nkamouna and the current level of planned and committed expenditures for 2009, we do not plan to raise debt or equity capital in the near term.

Because we are an exploration stage enterprise, it is our policy to expense, as exploration costs, all expenditures by GeoCam.

We are the majority shareholder of GeoCam; however, as a matter of policy, we generally do not take major strategic actions or make strategic decisions at GeoCam without general concurrence by the minority shareholders. We view a good working relationship with the minority shareholders of GeoCam as imperative to the future success of the Nkamouna Project. Two of five GeoCam directors are appointed by the minority shareholders.

Capital Resources and Liquidity

At June 30, 2009 we had approximately $55.0 million of cash and cash equivalents on a consolidated basis, a decrease of approximately $9.2 million from December 31, 2008. During the three and six months ended June 30, 2009, approximately $0.8 million and $2.3 million respectively were contributed to GeoCam by unaffiliated minority shareholders under capital calls to shareholders in connection with the capital increase approved by GeoCam shareholders in September 2008. Our cash is invested in U.S. dollar (“US$”) highly liquid money market funds, and GeoCam’s funds are held in US$ and Cameroon currency in the Cameroon branch of a large international bank. The money market funds in which we invested have not experienced losses during the recent financial crisis.

We do not anticipate generating revenue until we commence operations at the Nkamouna Project. We believe that our current cash resources will satisfy our capital and liquidity requirements at least through 2010 or longer, depending on GeoCam’s level of activity. We will be obligated to fund 60.5% of the ongoing GeoCam cash requirements as specified in the GeoCam shareholder agreement. We anticipate that approximately $6.3 million of additional cash will be used to meet the balance of our share of the unfunded portion of the GeoCam 2008 capital increase (see Note 11) and we expect that completion of the capital increase should cover GeoCam’s anticipated exploration and operating expenses during the balance of 2009. GeoCam expects to operate within its 2009 budget of approximately $10.4 million reflecting the technical evaluation currently underway aimed at reducing technical risk and improving estimated economic performance of the Nkamouna Project and completion of some other exploration activities commenced in 2008. GeoCam capital increases are funded by the shareholders of GeoCam in accordance with the respective ownership interests prior to the capital increase. In the six months ended June 30, 2009, cash calls totaling approximately $5.7 million were satisfied, including approximately $3.4 million in cash from the Company.

We expect our general and administrative expenses in the United States to total approximately $3 to $3.5 million during the balance of the year and we anticipate expending approximately $2 million additional for acquisition and exploration of other mineral properties, or investment in other resource entities in the United States and elsewhere through 2009. We expect that a significant portion of our cash resources will be expended or committed for these purposes through 2010 or later and that our cash balances will continue to decrease from quarter to quarter.

Any future project debt financing for the Nkamouna Project will likely require GeoCam and its shareholders to furnish a significant percent of the total estimated capital, cost overruns and initial operating costs. Accordingly if the Nkamouna Project is to be developed, we will be obligated to contribute our proportionate share prior to funding of project debt financing. Based on the current capital cost estimates for the Nkamouna Project and our current cash position, we do not expect to have sufficient cash available to satisfy this obligation at the time it will be required. Our ability to raise required additional capital for this purpose will depend on a number of factors that are partly or wholly outside of our control, including the disruptions of world-wide financial and other markets that are likely to make it much more difficult for the Company, the minority shareholders and GeoCam to obtain the required financing.

In addition to deferral of certain Nkamouna Project development and pre-construction expenditures in 2009, we are also considering other cost reducing measures to preserve our available cash. Alternative development plans for Nkamouna Project currently under evaluation will be considered when technical and economic viability are established.

Neither the Company nor GeoCam has any material debt or other similar obligations or commitments (other than normal trade payables), and we believe that our present capital resources will be sufficient to satisfy the capital and liquidity requirements described above. We have no standby financing arrangements currently in place.

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

Results of Operations

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008:

The Company had no revenue from operations and incurred losses during the first six months of 2009 and 2008, and has had no revenue since inception. The net loss decreased approximately $1.8 million in the first six months of 2009 compared to the first six months of 2008. Exploration expenses decreased by $3.1 million compared to 2008 of which $2.9 million represents reduced exploration activity in Cameroon (including consulting activity on the Nkamouna project conducted in the United States) and a decrease of $229 in exploration expense in other Company projects in the United States. In 2009 exploration activity decreased in Cameroon as we wound down our 2008 efforts to increase reserves at the Nkamouna project and establish additional resources for the nearby Mada deposit. We expect to continue a decreased level of exploration and related expenditures during the rest of 2009, in Cameroon.

Stock compensation expense decreased approximately $789. During the first six months of both 2009 and 2008 we made annual grants of options under the Stock Option Plan to officers, directors and employees, however the decrease was the result of both the options being granted in second quarter of 2009 compared to the first quarter in 2008 and the 2009 options granted had a fair value that was lower than the fair value of the 2008 options. We do not anticipate that additional options will be granted to these officers and directors during 2009, but options may be granted to newly hired employees or new directors.

As an exploration stage company, we have charged our exploration and pre-construction expenses incurred for GeoCam to operations in the periods incurred and no such expenditures have been capitalized. We expect to continue this practice until the final optimization study now underway is completed and a final development and mining plan is adopted. Once we begin to capitalize expenditures at the Nkamouna project, our results of operations for financial reporting purposes during periods before mining and processing activities begin may change.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008:

The Company had no revenue and incurred losses from operations during the second quarters of 2009 and 2008, and has had no revenue from operations since inception. The net loss attributed to the company decreased approximately $2.3 million in the second quarter of 2009 compared to the second quarter 2008. Exploration expenses decreased by $2.8 million in the quarter compared to the year earlier period, most of which represents the decrease in exploration activity in Cameroon (including consulting activity on the Nkamouna Project conducted in the United States). Exploration office costs of GeoCam increased $207 in 2009, while property evaluation expenses decreased $2.7 million in the quarter due mainly to sampling and assaying of results of drilling conducted in the last three quarters of 2008. We expect to continue a decreased level of exploration and related expenditures during the rest of 2009 in Cameroon.

Stock compensation expense increased approximately $153 in the quarter. In 2009 the annual grant and approval of options took place in the second quarter, while in 2008 they were approved and granted in the first quarter. In addition, the 2009 options granted had a fair value that was lower than in 2008 resulting in less of an increase in the expense in the quarter.

General and Administrative expenses in the United States increased $734 in the quarter, when compared to the second quarter of 2008. The increase was driven in part by additional staffing and consultants we engaged during the quarter These resources were required to assist with completion of quarterly reporting and filing, and the implementation of the Enterprise Resource Planning system. Additionally, salary expense increased in the second quarter 2009 compared to 2008, as we had more employees in 2009. The remainder of the increase in 2009 was mainly related to additional insurance and Denver office expenses, none of which were paid in 2008.

Depreciation was $126 higher in 2009, reflecting a larger number of vehicles and more equipment at GeoCam. We also had reduced interest income in the quarter, reflecting a significantly lower interest rate earned on our cash in 2009 compared to 2008.

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

Safe Harbor Statement

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. Our forward-looking statements include, without limitation: (a) statements regarding future operations, and the sensitivity of financial results to the price of cobalt and other metals; (b) statements regarding possible future mineral production from one or more properties that we currently lease or intend to lease; (c) estimates of future production costs and other expenses, for specific operations and on a consolidated basis; (d) statements concerning the sensitivity of cash flows to cobalt and other metals prices; (e) estimates of future capital expenditures and other cash needs for specific operations and on a consolidated basis and expectations as to the funding thereof; (f) statements as to the possible development of certain ore deposits, including estimates of development and other capital costs, financing plans for these deposits, and possible production commencement dates; (g) statements regarding estimates of future environmental remediation expenses; (h) statements regarding future exploration results; (i) statements regarding management of our short term investments and related matters, and other similar statements.

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

Not applicable.

We have no material debt outstanding (other than trade payables), nor do we have any investment in debt instruments other than highly liquid short-term investments, and we have not held any such instruments since our inception. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

ITEM 4.T	CONTROLS AND PROCEDURES

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our management carried out (with the participation of our Chief Executive Officer and Chief Financial Officer) an evaluation of the effectiveness of the Company’s disclosure controls and procedures during the period ended June 30, 2009. Based upon that evaluation and the identification of material weaknesses in the Company’s internal control over financial reporting at year end 2008 as described in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“Form 10-K”), our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weaknesses described in the Form 10-K, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this report were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Based in part on these additional efforts, our Chief Executive Officer and Chief Financial Officer have included their certifications as exhibits to this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended June 30, 2009, management further strengthened written closing procedures and controls and documented and enhanced internal controls and procedures applicable to a number of accounting and corporate procedures and functions. We also hired a full time, experienced Corporate Controller and continued to engage third party consultants and contract employees with accounting experience to assist in financial reporting and quarter end closing procedures. We also continued installation of our Enterprise Resource Planning (ERP) system to enhance financial record-keeping and financial reporting. These actions were taken to strengthen our control procedures identified in reviewing the effectiveness of our disclosure controls and internal control over financial reporting at year end 2008. We expect that future strict adherence to these documented controls and procedures will materially improve our internal control over financial reporting in future periods.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On June 18, 2009, Societe Nationale d’Investissement du Cameroon (S.N.I.) which holds 20 % and controls another 19.5 % of GeoCam, initiated litigation in the Court of First Instance, Yaoundé-Centre Administratiff against GeoCam and Deloitte & Touche Afrique Centrale Sarl, the statutory auditor for GeoCam, and sought summary relief. On June 23, 2009 two additional matters were initiated by S.N.I. in the same court in Cameroon, also seeking summary relief. The initial proceeding sought an order of the Court, based on claims that the financial statements of GeoCam for 2008 as audited for statutory purposes by Deloitte & Touche were incorrect as to the effect of certain currency exchange rates at times prior to 2007 when the Company contributed capital to GeoCam, with the request that the Court find that Deloitte & Touche should be dismissed as statutory auditor of GeoCam. A second proceeding, brought against GeoCam, sought to have the Court enter an order to prohibit the holding of the annual general meeting of GeoCam shareholders as scheduled on June 26, 2009 at which the 2008 GeoCam financial statements were to be approved by shareholders. The third proceeding sought an order of the Court nullifying the 2008 GeoCam financial statements audited by Deloitte & Touche and appointing a third party expert to assess the 2008 accounting and financial situation of GeoCam. Geovic, the Company’s wholly-owned subsidiary through which the Company holds its interest in GeoCam, retained counsel to enter an appearance in the court proceedings. On June 25, 2009, following a summary proceeding before the Court in the first two of the three proceedings, the Court declared that it was not competent to take any of the actions requested by S.N.I. in the proceedings, thus permitting the annual shareholder meeting of GeoCam to proceed on June 26, 2009 as scheduled and denying the request for dismissal of Deloitte & Touche as GeoCam’s statutory auditor. A further hearing to consider the matters raised in the third proceeding commenced on July 8, 2009 but was postponed by the Court until September 9, 2009 in Yaoundé.

ITEM 1A.	RISK FACTORS.

There are no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Information required by this Item relating to the Annual Meeting of Stockholders held June 15, 2009 was reported in a Current Report on Form 8-K filed June 26, 2009.

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

GEOVIC MINING CORP.
Registrant

August 10, 2009	By:	/s/ John E. Sherborne
John E. Sherborne
Chief Executive Officer

August 10, 2009	By:	/s/ Greg Hill
Greg Hill
Chief Financial Officer

EXHIBIT INDEX

See above

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