Form 10-Q
period 2009-09-30
GEOVIC MINING CORP.
filed 2009-11-06
CIK 1398005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

103,074,046

Common Shares, $0.0001 par value, outstanding at November 6, 2009

Geovic Mining Corp.

(an exploration stage company)

Geovic Mining Corp.

(An Exploration Stage Company)

FORM 10-Q

For the Three Months and Nine Months Ended September 30, 2009

Part I - Financial Information

Item 1.	Consolidated Financial Statements (unaudited)

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

(In thousands)

	Unaudited September 30, 2009	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$52,929	$64,184
Income tax receivable [note 12]	—	458
Prepaid expenses	249	444
Other	312	541

Total current assets	53,490	65,627

Property, plant and equipment, net [note 6]	4,347	4,742
Deposits	27	23
Other	117	132

Total assets	$57,981	$70,524

LIABILITIES

Current liabilities:
Accrued liabilities and other payables	$2,434	$5,176

Total current liabilities	2,434	5,176

Other liabilities	1,043	1,023
Related party payable	239	152
Share-based payment liability [note 8]	898	—

Total liabilities	4,614	6,351

EQUITY

Stockholders’ equity:
Common stock, par value of $0.0001, 200 million shares authorized and 103.1 and 102.9 million shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	10	10
Additional paid-in capital	107,407	106,648
Stock purchase warrants	1,139	15,748
Deficit accumulated during the exploration stage	(65,333)	(67,377)

Total stockholders’ equity	43,223	55,029
Noncontrolling Interest [note 11]	10,144	9,144

Total equity	53,367	64,173

Total liabilities and equity	$57,981	$70,524

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,		Unaudited Period from Nov. 16, 1994 (inception) to
	2009	2008	2009	2008	September 30, 2009
EXPENSES (INCOME)
Exploration costs [note 5]	$1,991	$8,770	$7,873	$17,747	$58,767
General and administrative	1,877	1,449	6,055	3,822	21,312
Stock based compensation [note 7]	243	528	1,036	2,111	17,138
Interest and bank charges	13	—	43	—	282
Depreciation	207	65	525	152	1,549
Mineral property impairment	—	—	—	—	3,244

Total Expenses	4,331	10,812	15,532	23,832	102,292
Interest income	(5)	(283)	(108)	(1,087))	(4,786)

Net loss before income taxes	(4,326)	(10,529)	(15,424)	(22,745)	(97,506)
Income tax benefit	(2)	—	(75)	—	(65)

Consolidated net loss	(4,324)	(10,529)	(15,349)	(22,745)	(97,441)

Less: Net loss attributed to the noncontrolling interest	(901)	(5,536)	(3,408)	(7,414)	(18,122)

Net loss attributed to Geovic	$(3,423)	$(4,993)	$(11,941)	$(15,331)	$(79,319)

Net loss per share attributed to Geovic common stockholders	$(0.03)	$(0.05)	$(0.12)	$(0.15)

Weighted average shares outstanding basic and diluted	103,067,524	102,905,077	102,996,805	102,219,698

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,		Unaudited Period from Nov. 16, 1994 (inception) to September 30, 2009
	2009	2008	2009	2008
OPERATING ACTIVITIES
Consolidated net loss	$(4,324)	$(10,529)	$(15,349)	$(22,745)	$(97,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	207	65	525	152	1,549
Stock-based compensation expense	243	528	1,036	2,111	17,138
Writeoff of mineral leases	—	—	—	—	3,244
Changes in non-cash operating working capital:
(Increase) decrease in income tax receivable	—	(133)	458	(13)	—
(Increase) decrease in prepaid expenses	270	46	195	(93)	(249)
(Increase) decrease in other assets	(101)	(507)	244	(785)	(452)
(Increase) decrease in deposits	(6)	—	(4)	—	(4)
Increase (decrease) in accrued liabilities and other payables	(534)	2,424	(2,742)	1,601	2,434
Increase in other liabilities	(13)	89	20	89	1,044
Increase (decrease) in related party payable	85	(40)	87	—	239

Cash used in operating activities	(4,173)	(8,057)	(15,530)	(19,683)	(72,498)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(96)	(237)	(141)	(795)	(5,908)
Acquisition of mineral leases	—	(49)	—	(421)	(3,243)

Cash used in investing activities	(96)	(286)	(141)	(1,216)	(9,151)

FINANCING ACTIVITIES
Noncontrolling interest contribution	2,143	15,533	4,409	15,533	28,266
Proceeds from issuance of common stock and preferred stock	—	—	—	—	95,589
Cash paid to rescind exercise of stock options	—	—	—	—	(15)
Proceeds from issuance of stock warrants	—	—	—	—	16,168
Proceeds from exercise of stock options and warrants	6	1	7	180	2,315
Stock issue costs	—	—	—	—	(7,745)

Cash provided by financing activities	2,149	15,534	4,416	15,713	134,578

Net increase (decrease) in cash	(2,120)	7,191	(11,255)	(5,186)	52,929
Cash, beginning of period	55,049	66,102	64,184	78,479	—

Cash, end of period	$52,929	$73,293	$52,929	$73,293	$52,929

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

Geovic is engaged in the business of exploring for cobalt, nickel and related minerals through its majority-owned (60%) subsidiary, Geovic Cameroon, PLC (“GeoCam”), a financially dependent public limited company duly organized and incorporated under the laws of the Republic of Cameroon.

The Company is also engaged in the worldwide exploration of energy and mineral resources directly or indirectly through its ownership of Geovic Energy Corp. and Pawnee Drilling, LLC, both formed in 2007, Geovic Mineral Sands Corp., formed in 2009 under the laws of the State of Colorado, Geovic France SAS, formed in December 2008 under the laws of France, and Geovic Nouvelle-Calédonie SAS, formed in March 2009 under the laws of New Caledonia. As of September 30, 2009, Pawnee Drilling, LLC was inactive.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Standards Codification

The Accounting Standards Codification (ASC) has become the source of authoritative U.S. generally accepted accounting principles (“GAAP”). The ASC only changes the referencing of financial accounting standards and does not change or alter existing GAAP.

Stock purchase warrants

On January 1, 2009, the Company evaluated its outstanding stock purchase warrants based on the requirements of ASC 815, Derivatives and Hedging. Based on the results of the evaluation, the Company began accounting for its stock purchase warrants denominated in currencies other than its functional currency as liabilities. At each reporting date, the fair values of stock purchase warrants liabilities are revalued based on the grant-date exercise prices and the market prices, expected lives, risk-free rates, expected volatilities, and expected dividends as of the reporting date. Changes to fair value are recognized as compensation expense in the current reporting period and the amortization of any unvested stock-based compensation is adjusted prospectively over the remaining vesting periods. Additionally, because the Company applied the provisions of ASC 815 in 2009, the Company revalued the stock-based compensation liabilities as of January 1, 2009 and recorded the cumulative effect of the change in accounting principle as adjustments to its beginning deficit accumulated during the exploration stage and stock purchase warrants, as appropriate. The cumulative-effect adjustments recorded equaled the differences between the amounts recognized in the Company’s consolidated statements of financial position before initial application of ASC 815 and the amounts recognized in the Company’s consolidated statements of financial position at initial application of ASC 815.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts or as otherwise indicated)

Noncontrolling interests

Effective January 1, 2009, the Company began accounting for its noncontrolling interests in accordance with ASC 810, Consolidation. Pursuant to ASC 810, the Company changed Minority Interest to Noncontrolling Interest in Subsidiaries and presented the Noncontrolling Interest balance and activity in its Consolidated Balance Sheets and Consolidated Statements of Operations.

Derivatives

On January 1, 2009, the Company adopted a new accounting standard included in ASC 815, Derivatives and Hedging which expands the disclosure requirements for derivative instruments and hedging activities. This statement specifically requires entities to provide enhanced disclosures addressing the following: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under US GAAP, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption impacts the Company’s disclosures, but it will not affect its results of operations or financial condition.

Interim Disclosures About Fair Value of Financial Instruments

In April 2009, the FASB issued and the Company adopted provisions of ASC 815, Derivatives and Hedging, which requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The adoption impacts the Company’s disclosures, but it will not affect its results of operations or financial condition.

Subsequent Events

In June 2009, the FASB issued and the Company adopted ASC 855, Subsequent Events. ASC 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 is effective for interim financial periods ending after June 15, 2009. The adoption of ASC 855 did not affect the Company’s consolidated financial statements. See Note 15 Subsequent Events for these disclosures.

4. LOSS PER SHARE

Basic loss per share has been computed by dividing the net loss applicable to the Company’s common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by including the dilutive effect of common stock that would be issued assuming exercise of the outstanding stock options and stock purchase warrants. Excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2009 and 2008 are 14,979,318 and 13,705,678 shares underlying outstanding options because the effect would have been anti-dilutive as the Company incurred losses from continuing operations in each of these periods.

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

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts or as otherwise indicated)

The following is a summary of the exploration costs incurred by the Company for the periods presented.

	Three Months Ended		Nine Months Ended		Unaudited Period from November 16, 1994
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	(inception) to September 30, 2009
Cameroon, Africa:
Property evaluation	$653	$7,284	$3,464	$12,999	$33,852
Metallurgical studies	—	17	—	301	2,812
Exploration office costs	1,159	1,188	3,855	3,563	18,889
Property surface area tax	34	36	92	113	739

	1,846	8,525	7,411	16,976	56,292

Other projects:
Colorado/Wyoming	28	193	70	615	1,728
Arizona	15	19	120	137	384
Other	102	33	272	19	363

	145	245	462	771	2,475

Total Exploration Costs	$1,991	$8,770	$7,873	$17,747	$58,767

6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	September 30, 2009	December 31, 2008
Machinery and equipment	$3,124	$950
Vehicles	680	680
Buildings	412	100
Furniture and equipment	1,049	726
Other	73	208
Equipment in transit	—	2,232
Buildings and installations under construction	—	312
	5,338	5,208

Less accumulated depreciation	(991)	(466)

	$4,347	$4,742

7. STOCK BASED COMPENSATION

Stock options

The Company adopted a stock option plan which was amended in June 2007, 2008 and 2009 (the “Company Option Plan”), under which 18,700,000 Company shares were reserved for issuance upon exercise of options granted under the Company Option Plan.

The Company Option Plan is intended to provide a means whereby the Company and its subsidiaries can attract, motivate and retain key employees, consultants, and service providers who can contribute materially to the Company’s growth and success, and to facilitate the acquisition of shares of the Company’s common stock. The Company Option Plan provides for incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code and nonqualified stock options that do not meet the requirements for incentive stock options. The Company Option Plan requires the option exercise price per share purchasable under the option to be equal to or greater than the closing price of the Company’s common shares on the Toronto Stock Exchange the day before the date of grant for all nonqualified stock options and incentive stock options. The Company has historically issued new shares when share-based awards are exercised.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts or as otherwise indicated)

The following table and related information summarizes the Company’s stock options at September 30, 2009 and the stock option activity for the nine months ended September 30, 2009:

	Options Outstanding			Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value (000’s)
	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share*

Available and outstanding at December 31, 2008	4,913,082	13,786,918	$0.76
Granted	(1,425,000)	1,425,000	$0.58
Exercised	130,600	(130,600)	$0.05
Forfeited	30,000	(30,000)	$1.24
Expired	72,000	(72,000)	$1.81

Available and outstanding at September 30, 2009	3,720,682	14,979,318	$0.75	6.92	$3,660

Exercisable at September 30, 2009		12,893,818	$0.67	6.67	$3,650
Vested or expected to vest at September 30, 2009		14,901,318	$0.74	6.91	$3,659

*	Some of the options are granted with Canadian dollar exercise prices, and the weighted average prices reflect the U.S. dollar equivalent prices.

The following stock option grants were issued by the Company during the nine months ended September 30, 2009 and 2008, respectively:

•

The Company granted 1,425,000 options under the Company Option Plan [2008 - 1,710,000]. The Company recorded compensation expense of $814 relating to vesting of the grants [2008 - $1,582]. The options vest 40% upon grant and 30% on each of the first and second anniversaries of the date of grant. As of September 30, 2009, there was $311 of total unrecognized compensation expense related to non-vested stock based compensation granted under the Company Option Plan which is expected to be recognized over a weighted average period of 0.8 years.

•

The weighted-average fair value per share of options granted under the Company’s Options Plan during 2009 was $0.36 [2008 - $0.99]. The total intrinsic value of share options exercised was $56 [2008-$540]. The total cash received from the exercise of stock options was $7 [2008-$29].

The fair value of all stock options granted during the nine months ended September 30, 2009 and 2008 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2009	2008
Expected dividend	0.00%	0.00%
Risk-free interest rate	1.9% - 2.8%	3.3% - 3.5%
Expected volatility*	69.2% - 69.4%	63.5% - 64.2%
Expected life (in years)	5.5	5.5

*	For the nine months ended September 30, 2009, volatility was estimated based on combining the Company’s historical volatility with the historical volatilities of certain other comparable exploration stage mining companies. Prior to 2009, volatility was estimated based on the volatility of certain other comparable exploration stage mining companies.

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

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts or as otherwise indicated)

8. STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50 million shares of preferred stock, of which 6 million are designated as Series A convertible preferred stock with a par value of $0.0001. There are no shares of Series A preferred stock or other preferred stock outstanding as of September 30, 2009.

Stock Purchase Warrants

On January 1, 2009, the Company adopted provisions of ASC 815, Derivatives and Hedging. The Company applied the provisions of ASC 815 to its outstanding stock purchase warrants, which resulted in a $14,609 reduction in stock purchase warrants offset by a $13,934 reduction in the deficit and established a share-based payment liability of $675. ASC 815 requires the Company to adjust the share-based payment liability to the fair value each reporting period. The fair value adjustment for the stock purchase warrants did not materially affect net loss or loss per share in the consolidated statement of operations for the three and nine months ended September 30, 2009.

The following table and related information summarizes the Company’s stock purchase warrants at September 30, 2009 and the stock purchase warrant activity for the nine months ended September 30, 2009:

	Number Outstanding	Weighted-Average Exercise Price per Share
Warrants outstanding at December 31, 2008	21,067,637	$2.92
Granted	—	—
Exercised	—	—
Expired	—	—

Warrants outstanding at September 30, 2009	21,067,637	$2.92

The Company recorded compensation expense of $1 relating to vesting of grants [2008 - $0]. The Company also increased its compensation expense by $223 in 2009 [2008 - $0] related to its options that have exercise prices that are denominated in Canadian dollars as a result of an increase in the calculated fair value of those stock purchase warrants. As of September 30, 2009, all outstanding warrants were fully amortized.

9. DERIVATIVE INSTRUMENTS

As part of the provisions of ASC 815 the Company determined that the stock purchase warrants denominated in Canadian dollars are not indexed to its stock, and therefore the value was recorded as a liability.

The Company recorded the following cumulative effect of change in accounting principle:

	Increase/(Decrease)
	Share-Based Payment Liability	Stock Purchase Warrants	Deficit
Balance as of December 31, 2008	$—	$15,748	$(67,377)
Record January 1, 2009, stock purchase warrants liability fair value	675	—	(675)
Reclassification of accumulated stock purchase warrant expense	—	(14,609)	14,609

Cumulative Change in Balances as of January 1, 2009	$675	$1,139	$(53,443)

Derivative Liabilities

The Company currently does not hold derivative instruments to manage its exposures to commodity prices. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. All derivative financial instruments are recognized in the balance sheet at fair value. Changes in fair value are recognized in earnings if they are not eligible for hedge accounting or other comprehensive income if they qualify for cash flow hedge accounting.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise indicated)—(Continued)

A Black-Scholes option-pricing model was used to obtain the fair value of the Company’s stock purchase warrants using the assumptions described in footnote 8 at September 30, 2009. The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying Consolidated Balance Sheet were as follows:

Derivative Instruments	Balance Sheet Location	September 30, 2009	December 31, 2008
Stock purchase warrants	Share-based payment liabilities	$898	$—

The effect of derivative instruments not designed as hedging instruments on the accompanying consolidated statements of operations was immaterial for the six-month period ended September 30, 2009.

10. FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company adopted provisions of ASC 820 effective January 1, 2008. Although the adoption of ASC 820 did not materially impact the Company’s financial condition, results of operations or cash flows, additional disclosures related to fair value measurements are required.

ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

The fair value of the share-based payment liability, is based on unobservable inputs in which little or no market data exists included the fair value of the Company’s stock purchase warrants as described in footnote 9, therefore it is classified as Level 3. The following table summarizes the change in the fair values of the share-based payment liability categorized as Level 3:

Nine Months Ended September 30, 2009
Beginning balance, December 31, 2008	$—
January 1, 2009, beginning balance	675
Change in fair value	223

Ending balance	$898

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

During the three months ended September 30, 2009 GeoCam completed two cash calls of the 2008 capital increase equivalent to approximately $5.4 million, of which Geovic paid approximately $3.3 million, representing 60.5% and the other minority shareholders paid cash of approximately $2.1 million.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts or as otherwise indicated)

During the nine months ended September 30, 2009 GeoCam completed five cash calls of the 2008 capital increase, equivalent to approximately $11.2 million. In the cash calls Geovic paid approximately $6.8 million, representing 60.5% of the cash calls, and the other minority shareholders paid cash of approximately $4.4 million.

At September 30, 2009 the remaining cash calls for the 2008 capital increase at current exchange rates are anticipated to be equivalent to approximately $5.3 million and are expected to be completed in 2009. Geovic’s 60.5% share of such remaining cash calls is expected to be equivalent to approximately $3.2 million.

The noncontrolling interest balance of approximately $10.1 million at September 30, 2009 represents the net balance from the capital increases contributed by the other minority shareholders as described above. The difference between amounts contributed and the balance at September 30, 2009 represents the other minority shareholders’ share of the actual expenditures from January 1, 2007 through September 30, 2009.

12. INCOME TAXES

The Company accounts for income taxes under the provisions of ASC 740, Income Taxes which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The Company had no unrecognized tax benefit as of September 30, 2009 or unrecognized tax benefits that would impact the effective rate. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

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

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the three and nine months ended September 30, 2009, the Company recognized no potential interest or penalties with respect to unrecognized tax benefits.

There was no benefit from income taxes and the effective tax rate was 0% in the three and nine months ended September, 2009 and during the same periods in 2008. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, foreign taxes at rates other than 35%, foreign and domestic operating losses for which no tax benefits have been recognized and management believes that it is not more likely than not that these will be recoverable.

13. RELATED PARTY TRANSACTIONS

[a]	In June 2004, Geovic, Ltd., entered into an agreement with Mineral Services, LLC related to project development, technical, financing, and marketing services. Mineral Services, LLC is owned by a person who became a director of the Company on September 27, 2006. During the three and nine months ended September 30, 2009, 2008 and 2007 fees paid were $10 for each quarter.

[b]	Geovic holds an option to acquire the 0.5% ownership interest in GeoCam held by William A. Buckovic, an officer and director of the Company and Geovic. Under the option agreement, Geovic is obligated to pay all GeoCam capital increases on behalf of Mr. Buckovic to maintain his ownership interest in GeoCam. During the three and nine months ended September 30, 2009, Geovic paid approximately $27 and $55, respectively, in the cash calls as required under the option agreement (see note 11).

[c]	GeoCam entered into a professional and management services contract with Societe Nationale d’Investissement du Cameroon (“S.N.I.”), the holder of 20% and representative of other holders of an additional 19.5% of the outstanding shares of GeoCam. The services are for government relations and administrative matters related to project development. GeoCam has accrued $239 during 2009 for these services.

14. COMMITMENTS AND CONTINGENCIES

[a]	During the year ended December 31, 2003, Geovic received a grant from the United States Trade and Development Agency (USTDA). The grant reimbursed Geovic for 50% of the cost of a feasibility study for GeoCam’s Cameroon mining project. The grant specifies that, if the project is successful, all grant reimbursement proceeds received by Geovic must be paid back to the USTDA. The proceeds would be paid back once project financing is acquired. If the project is unsuccessful, the reimbursement proceeds would be considered a grant and Geovic would not be required to pay back the USTDA. As of September 30, 2009, Geovic has received $300 in grant reimbursement proceeds from the USTDA. The Company has recorded a liability for this obligation as of September 30, 2009 and December 31, 2008.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts or as otherwise indicated)

[b]	GeoCam received a letter from the Minister of Industry, Mines and Technological Development of the Republic of Cameroon on March 20, 2006 requesting payment of surface area taxes of approximately $500 and a penalty of the same amount for the period from 2003 to 2005. GeoCam has disputed this amount based on its interpretation of the Mining Convention signed on July 31, 2002 that GeoCam is only committed to pay this surface area tax once commercial exploitation begins.

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

[c]	The Company’s 60% owned subsidiary, GeoCam, entered into purchase orders for mining equipment in 2008 for obligations totaling €615 and deposited €99 toward the purchases. In 2009, GeoCam requested to delay the delivery of the equipment to 2010 or thereafter. The Sellers have indicated a willingness to accept the delay and GeoCam would pay 6% per annum on a portion of the unpaid purchase price of the equipment delayed for delivery. No formal agreement to delay delivery has been completed. No liabilities have been accrued in 2009 for these commitments.

[d]	In 2008 GeoCam accrued approximately $140 for litigation expense relating to termination of employment of an employee. Subsequent to September 30, 2009, a judgment was entered in favor of the employee for approximately $28.

[e]	Litigation was initiated by the minority shareholders of GeoCam in June 2009 against GeoCam and the statutory auditor for GeoCam which seeks a court order to the effect that GeoCam’s 2008 financial statements improperly credited Geovic’s capital account with foreign exchange rate differences in connection with Geovic’s cash expenditures on behalf of GeoCam before 2007. The action also seeks replacement of GeoCam’s statutory auditor. Management does not expect any material effect from the litigation when resolved.

[f]	Representatives of the Cameroon Ministry of Forestry informed management of GeoCam that GeoCam faces fines for commencement of limited land clearing activities prior to issuance of an appropriate permit to do so and for clearing timber outside the boundary of certain permitted roads near the Nkamouna project. The Company has accrued $75 related to the notice.

15. SUBSEQUENT EVENTS

The Company has evaluated all events occurring after the September 30, 2009 balance sheet date through November 6, 2009, the date of issuance of these consolidated financial statements for necessary subsequent event disclosures. No items meet the requirements for subsequent event disclosures.

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

Overview

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an analysis of our capital resources and liquidity at September 30, 2009, and financial results of operations for the three and nine months ended September 30, 2009 compared to the prior year periods. All amounts are presented in thousands of U.S. dollars unless indicated otherwise. Reference should also be made to the financial statements filed with this report and the Company’s other disclosure materials filed from time to time on, www.sec.gov or the Company’s website at www.geovic.net.

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

Our future success will be largely dependent on our ability to finalize a development plan and secure required financing to develop the mineral reserves on GeoCam’s Nkamouna Project, the first of several deposits on the Cameroon permitted area. A feasibility study on development of a cobalt-nickel-manganese mine and mineral processing facility, delivered in November 2007, estimated that total capital, pre-opening and initial operating expenses for the Nkamouna Project in Cameroon would be approximately $397 million. An optimization study by other outside consultants was then contracted in December 2007 to review and improve the efficiencies and re-examine the Nkamouna Project capital and operating costs described in the feasibility study. The optimization study, completed in September 2008, also advanced mining plans, milling and processing facilities plans and estimated anticipated construction and related costs. During the optimization study, it was determined that manganese and scandium can be produced in commercial quantities. Therefore, additional mineral processing facilities were planned. The completed optimization study estimated total capital construction costs (exclusive of escalation) and pre-production operating expenses at approximately $379 million including additional processing equipment required to recover manganese carbonate and scandium. In addition, working capital required during startup and commissioning was estimated at $38 million.

We have undertaken to review some technical and metallurgical aspects of planned metal processing at the Nkamouna Project in an effort to facilitate financing by improving process efficacy and projected profitability and reducing capital costs and process risk. Beginning in late 2008 we reduced the level of pre-construction activity in Cameroon, including reduction of GeoCam staffing during 2009. We have taken these actions because we believe the operating results forecast in the 2008 optimization study may not support financing, particularly under current turbulent economic conditions. Such conditions have historically been accompanied by lower demand for certain commodities and resulting falling commodities prices. Significant volatility in prices for cobalt, nickel and manganese which began in mid-2008 could also impair the availability of and completion of project debt and equity financing.

In October 2009 we announced analysis of additional drilling we completed on the Nkamouna and Mada deposits during 2008 and concluded that estimated non-reserve mineralized material on the two deposits increased 97% to 120.6 million tonnes, grading .25% cobalt, .65% nickel and 1.33% manganese. We expect to revise our mining plan based on these drilling results and update our estimates of proved and probable reserves of cobalt, nickel and manganese by early 2010.

We now expect to engage a qualified consulting firm to perform a new updated independent feasibility study reflecting changes to our planned metallurgical processes and revised mine planning during the fourth quarter of 2009, with a goal of completion of the study in the second quarter of 2010. Once the study is completed satisfactorily GeoCam will be in a position to seek project financing to construct and operate the mining operation.

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

During the balance of 2009 and early 2010 GeoCam plans to undertake only those budgeted activities which are expected to enhance the value and ultimate development of the Nkamouna Project until we are reasonably satisfied that Nkamouna Project is financially feasible and that debt and equity financing in required amounts can be completed. The GeoCam 2009 budget anticipated approximately $10.4 million of expenditures for the year.

The Company had consolidated cash and cash equivalents of approximately $52.9 million at September 30, 2009, compared to $64.2 million at year end 2008. Approximately $49.1 million is held in the United States. Due to the delay of commencement of construction at Nkamouna and the current level of planned and committed expenditures for 2009, we do not plan to raise debt or equity capital in the near term.

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

Capital Resources and Liquidity

At September 30, 2009 we had approximately $52.9 million of cash and cash equivalents on a consolidated basis, a decrease of approximately $2.1 million from June 30, 2009 and $11.3 million from December 31, 2008. Our cash is invested in U.S. dollar (“US$”) highly liquid money market funds, and GeoCam’s funds are held in US$ and Cameroon currency in the Cameroon branch of a large international bank. The money market funds in which we invested have not experienced losses during the recent financial crisis.

GeoCam capital increases are funded by the shareholders of GeoCam in accordance with the respective ownership interests prior to the capital increase. In the nine months ended September 30, 2009, cash calls totaling approximately $11.2 million were satisfied, including approximately $6.8 million in cash from the Company. During the three and nine months ended September 30, 2009, approximately $2.1 million and $4.4 million respectively were contributed to GeoCam by unaffiliated minority shareholders under capital calls to shareholders in connection with the capital increase approved by GeoCam shareholders in September 2008.

We do not anticipate generating revenue until we commence operations at the Nkamouna Project. We believe that our current cash resources will satisfy our capital and liquidity requirements at least through 2010 or longer, depending on GeoCam’s level of activity. We will be obligated to fund 60.5% of the ongoing GeoCam cash requirements as specified in the GeoCam shareholder agreement. We anticipate that approximately $3.2 million of additional cash will be used to meet the balance of our share of the unfunded portion of the GeoCam 2008 capital increase (see Note 11) and we expect that completion of the capital increase should cover GeoCam’s anticipated exploration and operating expenses during the balance of 2009. Additional Geocam capital increases may be required in 2010 and thereafter to fund ongoing operations and limited pre-construction activities.

We expect our general and administrative expenses in the United States to total approximately $2 to 2.5 million during the balance of the year and we anticipate expending approximately $500 additional for acquisition and exploration of other mineral properties, or investment in other resource entities in the United States and elsewhere through 2009. We expect that a significant portion of our cash resources will be expended or committed for these purposes through 2010 or later and that our cash balances will continue to decrease from quarter to quarter.

Any future project debt financing for the Nkamouna Project will likely require GeoCam and its shareholders to furnish a significant portion of the total estimated capital, and initial operating costs. Accordingly if the Nkamouna Project is to be developed, we will be obligated to contribute our proportionate share prior to funding of project debt financing. Based on the current capital cost estimates for the Nkamouna Project and our current cash position, we do not expect to have sufficient cash available to satisfy this obligation at the time it will be required. Our ability to raise required additional capital for this purpose will depend on a number of factors that are partly or wholly outside of our control, including the ongoing world-wide economic turmoil which may make it difficult for the Company, the minority shareholders and GeoCam to obtain the required financing.

In addition to deferral of certain Nkamouna Project development and pre-construction expenditures in 2009, we are also considering other cost reducing measures to preserve our available cash. Alternative development plans for Nkamouna Project currently under evaluation will be considered when technical and economic viability are established.

Neither the Company nor GeoCam has any material debt or other similar obligations or commitments (other than normal trade payables), and we believe that our present capital resources will be sufficient to satisfy capital and liquidity requirements as described above. We have no standby financing arrangements currently in place.

Results of Operations

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008:

The Company had no revenue from operations and incurred losses during the first nine months of 2009 and 2008, and has had no revenue since inception. The net loss attributed to the company decreased approximately $3.4 million in the first nine months of 2009 compared to the first nine months of 2008. Exploration expenses decreased by $9.9 million compared to 2008 of which $9.6 million represents reduced exploration activity in Cameroon (including consulting activity on the Nkamouna project conducted in the United States) and a decrease of $309 in exploration expense in other Company projects in the United States. In 2009 exploration activity decreased in Cameroon as we wound down our 2008 efforts to increase reserves at the Nkamouna project and establish additional resources for the nearby Mada deposit. We expect to continue a decreased level of exploration and related expenditures during the rest of 2009 and in 2010 in Cameroon.

Stock compensation expense decreased approximately $1.1 million. During the first nine months of both 2009 and 2008 we made annual grants of options under the Stock Option Plan to officers, directors and employee. The decrease was the result of the 2009 options granted having a fair value that was lower than the fair value of the 2008 options and a lower number of options in 2009. We do not anticipate that additional options will be granted to these officers and directors during 2009, but options may be granted to newly hired employees or new directors.

As an exploration stage company, we have charged our exploration and pre-construction expenses incurred for GeoCam to operations in the periods incurred and no such expenditures have been capitalized. We expect to continue this practice until an anticipated, updated feasibility study is completed and a final development and mining plan is adopted. Once we begin to capitalize expenditures at the Nkamouna project, our results of operations for financial reporting purposes during periods before mining and processing activities begin may change.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008:

The Company had no revenue and incurred losses from operations during the third quarters of 2009 and 2008, and has had no revenue from operations since inception. The net loss attributed to the company decreased approximately $1.6 million in the third quarter of 2009 compared to the third quarter 2008. Exploration expenses decreased by $6.8 million in the quarter compared to the year earlier period, most of which represents the decrease in exploration activity in Cameroon (including consulting activity on the Nkamouna Project conducted in the United States). Exploration costs of GeoCam decreased $6.7 million in the quarter due mainly to the decreased activity in 2009 and the sampling and assaying of results of drilling conducted in the last three quarters of 2008. We expect to continue a decreased level of exploration and related expenditures in Cameroon during the remainder of 2009 and into early 2010.

Stock compensation expense decreased approximately $285 in the quarter. The 2009 options granted had a fair value that was lower than in 2008 resulting in a decrease in the expense in the quarter.

General and Administrative expenses in the United States increased $428 in the quarter, when compared to the third quarter of 2008. Salary expense increased in the third quarter 2009 compared to 2008, as we had more employees in 2009. The remainder of the increase in 2009 was mainly related to additional insurance and Denver office expenses, none of which were paid in 2008.

Depreciation was $142 higher in 2009, reflecting a larger number of vehicles and more equipment at GeoCam. We also had reduced interest income in the quarter, reflecting a significantly lower interest rate earned on our cash in 2009 compared to 2008.

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

Safe Harbor Statement

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. Our forward-looking statements include, without limitation: (a) estimates of expenditures in 2009 and 2010 and our expectations regarding capital raising in the near term; (b) statements regarding future operations and the sensitivity of financial results to the price of cobalt and other metals; (c) statements regarding possible future mineral production from one or more properties that we currently lease or intend to lease [where is this statement?]; (d) estimates of future production costs and other expenses, for specific operations and on a consolidated basis; (e) statements concerning the sensitivity of cash flows to cobalt and other metals prices; (f) [estimates of future capital expenditures and other cash needs for specific operations and on a consolidated basis and expectations as to the funding thereof[[I think we mostly talk about development costs]; (g) statements as to the potential development of the Nkamouna Project, including estimates of development, construction and other capital costs and financing plans and uncertainties for this project,; (h) statements regarding estimates of future environmental remediation expenses; (i) statements regarding future exploration results; (j) statements regarding management of our short term investments and related matters, and other similar statements; and (k) anticipated effect of certain litigation matters.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our management carried out (with the participation of our Chief Executive Officer and Chief Financial Officer) an evaluation of the effectiveness of the Company’s disclosure controls and procedures during the period ended September 30, 2009. Due to the identification of material weaknesses in the Company’s internal control over financial reporting for the year ended December 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is processed and reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended September 30, 2009, management further strengthened written closing procedures and controls and documented and enhanced internal controls and procedures applicable to a number of accounting and corporate procedures and functions. A full time, experienced Corporate Controller was hired in June 2009 and we continued to engage third party consultants with significant accounting experience to assist in financial reporting and quarter end closing procedures. We also continued work on our Enterprise Resource Planning (ERP) system to enhance financial record-keeping and financial reporting. These actions were taken to strengthen our control procedures identified in reviewing the effectiveness of our disclosure controls and internal control over financial reporting at year end 2008. We expect that future strict adherence to these documented controls and procedures will continue to materially improve our internal control over financial reporting in future periods.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On June 18, 2009, Societe Nationale d’Investissement du Cameroon (“S.N.I.”) which holds 20 % and controls another 19.5 % of GeoCam, initiated litigation in the Court of First Instance, Yaoundé-Centre Administratiff against GeoCam and Deloitte & Touche Afrique Centrale Sarl, the statutory auditor for GeoCam, and sought summary relief. On June 23, 2009 two additional matters were initiated by S.N.I. in the same court in Cameroon, also seeking summary relief. The initial proceeding sought an order of the Court, based on claims that the financial statements of GeoCam for 2008 as audited for statutory purposes by Deloitte & Touche were incorrect as to the effect of certain currency exchange rates at times prior to 2007 when the Company contributed capital to GeoCam, with the request that the Court find that Deloitte & Touche should be dismissed as statutory auditor of GeoCam. A second proceeding, brought against GeoCam, sought to have the Court enter an order to prohibit the holding of the annual general meeting of GeoCam shareholders as scheduled on June 26, 2009 at which the 2008 GeoCam financial statements were to be approved by shareholders. The third proceeding sought an order of the Court nullifying the 2008 GeoCam financial statements audited by Deloitte & Touche and appointing a third party expert to assess the 2008 accounting and financial situation of GeoCam. Geovic, the Company’s wholly-owned subsidiary through which the Company holds its interest in GeoCam, retained counsel to enter an appearance in the court proceedings. On June 25, 2009, following a summary proceeding before the Court in the first two of the three proceedings, the Court declared that it was not competent to take any of the actions requested by S.N.I. in the proceedings, thus permitting the annual shareholder meeting of GeoCam to proceed on June 26, 2009 as scheduled and denying the request for dismissal of Deloitte & Touche as GeoCam’s statutory auditor. A further hearing to consider the matters raised in the third proceeding commenced on July 8, 2009 but was postponed by the Court until at least November 11, 2009 in Yaoundé.

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

GEOVIC MINING CORP.
Registrant

November 6, 2009	By:	/S/ JOHN E. SHERBORNE
John E. Sherborne
Chief Executive Officer

November 6, 2009	By:	/S/ GREG HILL
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