Form 10-K
period 2009-12-31
GEOVIC MINING CORP.
filed 2010-03-30
CIK 1398005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☐    Smaller Reporting Co.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates, computed by reference to the closing price of the common stock as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $45,369,424,

At March 24, 2010, there were 103,724,508 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, no later than 120 days after the end of the Registrant’s fiscal year.

GEOVIC MINING CORP.

2009 ANNUAL REPORT ON FORM 10-K

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

Statements contained in this annual report that are not historical facts are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements with respect to the expected completion of the feasibility study update for the Nkamouna Project; the estimation of mineral reserves and mineralized material and the timing of completion of such estimations; our expectations regarding capital required prior to production at the Nkamouna Project; success of exploration activities; permitting time lines; construction and capital costs; operating expenses; currency fluctuations; requirements for additional capital; our expectations regarding processing and marketing of future production from the Nkamouna Project; ability to enter into off-take arrangements; government regulation of mining operations; environmental risks; unanticipated reclamation expenses; title disputes or claims; limitations on insurance coverage; commencement of mine production, anticipated expenditures in 2010; and our plans with respect to future debt and equity financing. In certain cases, forward-looking statements can be identified by the use of words such as “proposes”, “expects”, “is expected”, “scheduled”, “estimated”, “intends”, or variations of such words and phrases or state that certain actions, events or results “will” occur. Forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks and other factors include, among others, the risk factors discussed below in Item 1A—“Risk Factors,” risks related to operations; actual results of current exploration activities; conclusions of economic evaluations; changes in project parameters as plans continue to be refined; future prices of metals; possible variations in ore reserves, grades, or recovery rates; failure of plant, equipment or processes to operate as anticipated; accidents, labor disputes, other risks of the mining industry, delays in obtaining governmental approvals or financing or in the completion of development or construction activities and other factors as described herein, and in other filings with the U.S. Securities and Exchange Commission (the “SEC”) and Canadian securities regulatory authorities. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements. The forward-looking statements in this annual report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof to reflect the occurrence of unanticipated events.

CAUTIONARY NOTE REGARDING DISCLOSURE OF MINERAL PROPERTIES

Geovic Mining Corp. is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and applicable Canadian securities laws, and as a result we report our mineral reserves according to two different standards. Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”). The definitions of NI 43-101 are adopted from those given by the Canadian Institute of Mining, Metallurgy and Petroleum. U.S. reporting requirements are governed by the Securities and Exchange

Commission (“SEC”) Industry Guide 7 (“Guide 7”). These reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but embody different approaches and definitions. Under Industry Guide 7, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made.

We disclose mineral reserves and mineral resources according to the definitions set forth in NI-43-101 and modify them as appropriate to confirm to Guide 7 for reporting in the U.S. In this Form 10-K, we use the term “mineralized material” to describe the amount of mineralization in mineral deposits that do not constitute “reserves” by U.S. standards. This is substantially equivalent to the total measured mineral resources and indicated mineral resources (disclosed as exclusive of reserves), which we disclose for reporting purposes in Canada. U.S. investors are cautioned that, while the terms “measured mineral resources,” “indicated mineral resources” and “inferred mineral resources” are recognized and required by Canadian securities laws, rules adopted by the SEC does not recognize them. U.S. investors are also cautioned not to assume that all or any part of measured or indicated resources will ever be converted into Guide 7 compliant reserves.

PART I

ITEM 1.	BUSINESS

Geovic Mining Corp. was incorporated under the Business Corporations Act (Alberta) on August 27, 1984 and was continued into Ontario on November 8, 2001. On November 21, 2006, we became domesticated as a Delaware corporation and changed our name to “Geovic Mining Corp.” In this Form 10-K, the “Company,” “Geovic Mining,” “we,” “our” and “us” refer to Geovic Mining Corp. and one or more of its subsidiaries as indicated by the context.

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

Geovic is our principal operating subsidiary, and employs all our employees. The following chart illustrates the inter-corporate relationships among the Company and its subsidiaries as of March 24, 2010.

(1)	GeoCam minority interest owners are described below under “GeoCam Shareholders Agreement.”

Our principal business is conducted through Geovic in which we hold rights to several cobalt-nickel-manganese deposits in the Republic of Cameroon, Africa through our 60% ownership in GeoCam. Our principal business focus since 1994 has been to advance our interest in the deposits. GeoCam’s Mining Permit (the “Mining Permit”) establishes exclusive mining rights to develop the Nkamouna, Mada and other cobalt-nickel-manganese deposits within a 1,250 square kilometer area in southeastern Cameroon (the “Cameroon Properties”). The Cameroon Properties are described in Item 2. Properties. GeoCam plans to develop and mine the Nkamouna and Mada deposits (together, the “Nkamouna Project”) before the other deposits are developed.

Business Operations

Qualified independent consulting firms identified by Geovic and retained by GeoCam completed engineering pre-feasibility studies and technical reports on the Nkamouna deposit in 2006, a feasibility study in November 2007, a NI 43-101compliant technical report in January 2008, a feasibility optimization study in September 2008 (“2008 OS”), and an updated NI 43-101 compliant technical report on the Nkamouna Project in November 2009 (the “Nkamouna Technical Report”). The studies support construction of a cobalt-nickel-manganese mine and adjoining ore processing plant.

The 2008 OS also addressed production of manganese carbonate and scandium under pre-2009 price levels in those commodities.

Beginning in late 2008, several process improvement programs were initiated to enhance the Nkamouna Project’s economics and reduce technical and financial risks. Preliminary test work was undertaken in 2009 and early 2010 to begin to validate these technologies. Subsequent pilot scale tests commenced in February 2010 and are scheduled for completion by mid-2010.

In mid-2009 GeoCam retained three well-known, highly qualified and experienced metallurgical and chemical engineers to serve as its Technical Advisory Panel (“TAP”). The TAP was engaged to provide high-level metallurgical processing input to the Geovic technical design team as well as provide independent expert feedback to GeoCam. Based on recommendations of the TAP, we are considering the separation of the final refining process from the initial ore leaching process, which would produce two intermediate products (a mixed cobalt and nickel sulfide product, referred to as MSP, and manganese carbonate) at the mine site. These intermediate products would be sold in the international marketplace or shipped offshore for processing into finished products. Separately, the process for refining the MSP into more purified forms of cobalt and nickel is also being investigated. Our present plans do not include production of scandium. We are considering these measures to try to limit initial process plant capital costs and process risk at the remote mine site.

During 2009, we completed assaying and other analysis of samples collected in 2008 from our 2,045-hole, 54,900 meter drill program on the Nkamouna, Mada and Rapodjombo deposits. We undertook this program to accomplish the following:

•	Reduce the distance between the holes drilled previously at Nkamouna and Mada, thereby adding greater certainty to non-reserve mineralized material estimates;

•	More fully delineate the lateral and vertical extents of the deposits;

•	Reevaluate the grade and extent of previous mineralized material estimates;

•	Reestablish proven and probable reserves;

•	Initiate preliminary work toward establishing a non-reserve mineralized material estimate at the adjoining Rapodjombo property; and

•	Facilitate initial mine planning.

During 2009 we completed the assaying and analysis of the samples collected during the 2008 drilling program which enabled us to update our estimates of mineralized material located on the Nkamouna and Mada deposits and facilitate mine and production planning for the Nkamouna Project, which are discussed in more detail in Item 2. Properties. The following summarizes highlights of the updated estimates and related developments:

•	Combined estimated mineralized material increased to 120.6 million tonnes with average grades of 0.23% cobalt, 0.65% nickel, and 1.34% manganese.

•

The 2008 estimate of reserves was made before the completion 2008 drill program and the 2009 estimate referred to above. Updated Proven and Probable reserve estimates at Nkamouna, initial Proven/Probable reserve estimates at Mada, and an initial mineralized material estimate at the adjacent Rapodjombo property are anticipated to be completed in the third quarter of 2010.

•	The updated reserve estimates, when completed, are expected to enable higher cutoff grades to be utilized in mining operations, yielding improved project economics.

Please refer to Item 2. Properties for more detailed information on the Nkamouna Project and other properties held by GeoCam, and by other subsidiaries of the Company.

In December 2009 GeoCam engaged Lycopodium Pty Ltd., an international engineering firm based in Perth, Australia to prepare an independent feasibility study update (“FSU”) and to review an updated mine plan for the Nkamouna Project. The FSU is expected to be completed in the third quarter of 2010 and will include estimated construction and capital costs, operating expenses and future net cash flow from mining operations for the Nkamouna Project. Once the FSU is completed and accepted, we will work with GeoCam to obtain project financing.

During 2008 and 2009 GeoCam, under our supervision, completed the following activities to advance the Nkamouna Project:

•	Improved and maintained 23.6 kilometers of access roads between the nearest town, Lomie, and the Nkamouna Project;

•	Installed and maintained a 72-meter tower to provide nearly all required long-distance communication and information technology links for the Project, as well as the local region;

•	Expanded the field compound at Kongo camp near the Nkamouna Project;

•	Completed the preliminary engineering design of the tailings storage facility to receive tailings from the physical upgrading of ore and the leaching concentrates;

•	Advanced the engineering and planned infrastructure for on-site processing facilities;

•	Received final approval and permits authorizing stream diversion and water reclamation for the project;

•	Received a permit from the Cameroon Ministry of Forestry and Wildlife to collect and use wood resources from the deforestation of a 150 hectare area in the vicinity of the Nkamouna Project;

•	Cleared approximately 120 hectares of land to accommodate early construction activities, and processed the lumber for future use in construction;

•

Conducted development drilling of 2,045 drill holes totaling 54,952 meters of total depth on the Nkamouna, Mada and Rapodjombo deposits, and assayed and analyzed over 48,000 samples from the holes; and

•	Provided social and educational assistance to persons and groups in the area near the Nkamouna Project.

GeoCam Shareholder and Other Agreements

In April 2007 Geovic entered into a shareholders agreement with the other GeoCam shareholders, Societe Nationale d’Investissement du Cameroun (“SNI”) (the owner of 20%), four Cameroonian individuals (collectively, the owners of 19.5% and represented by SNI), and Buckovic (the owner of 0.5%) (the “Shareholders Agreement”). The Shareholders Agreement reflects the historic ownership and management arrangements among the shareholders and sets forth the terms, conditions and fiscal arrangement for continued participation by the shareholders in GeoCam. The Shareholders Agreement includes provisions in accordance with Cameroon business laws for all shareholders to contribute their proportionate share of future GeoCam capital required to meet its annual operating budgets, as approved by the GeoCam Board of Directors. As provided in the Shareholders Agreement, in 2007 GeoCam began to operate independently from Geovic. Geovic and GeoCam also have entered into annual Technical Services Contracts under which Geovic provides certain staff to perform services and management to assist GeoCam to carry out its budgeted work program at rates set forth in the Technical Services Contract. SNI also provides services to GeoCam under similar annual agreements.

Additionally, in December 2007, Geovic and GeoCam, with approval of GeoCam minority shareholders, resolved treatment of past advances from Geovic to GeoCam. From inception of GeoCam through 2006, the advances made by Geovic to or on behalf of GeoCam had preliminarily been treated as loans by Geovic. The parties agreed that approximately $23.1 million of past advances by Geovic would be credited toward Geovic’s share of future capital increases of GeoCam. In addition, approximately $9.0 million, plus an amount equal to the interest that would have been accrued at two percent above the Banque des Etats de l’Afrique Centrale (“BEAC”) interest rate, will be paid by GeoCam to Geovic in the nature of a production payment over a four-year period, beginning one year after commencement of commercial production. This amount is subordinated to all GeoCam debt and repayment is subject to approval by holders of GeoCam’s future secured debt.

All the Cameroon Properties are held by GeoCam, and the Mining Convention and Mining Permit are issued to GeoCam. Pursuant to the shareholders agreement the GeoCam Board of Directors consists of five directors, three of whom are elected by Geovic and two by the Cameroonian minority shareholders. Under the Shareholder Agreement, Geovic is entitled to select the General Manager/Managing Director and one Deputy General Manager while other shareholders are entitled to select one of the two Deputy General Managers. Although we are a majority shareholder and our representatives form a majority of the Board of Directors of GeoCam, we generally obtain concurrence from the minority shareholders in substantially all policy and other material operational decisions.

Nkamouna Project Financing Activities

During 2007 GeoCam engaged an international banking institution as financial advisor and began to survey the availability of project debt financing for the Nkamouna Project. During 2008 GeoCam began to build up its infrastructure and to hire additional employees in anticipation of commencement of mine construction activities in 2009. By late 2008 the Company and the advisor concluded that volatility in worldwide financial and commodities markets, falling prices for cobalt and nickel and the building world-wide economic recession would likely make project financing unavailable on terms acceptable to Geovic. The advisors engagement was terminated in early 2009.

Geovic and GeoCam then undertook to re-examine certain technical aspects of the planned metal processing operations and estimated capital costs in an effort to reduce technical risks and improve potential financial viability of the Nkamouna Project. Continued deterioration of the economy and low commodities prices led Geovic Mining and the minority shareholders of GeoCam in February 2009 to decide to significantly reduce the level of operations at GeoCam, including reductions in staffing and postponement of many pre-construction activities at the Nkamouna Project area. During this slowdown, GeoCam has proceeded to test various enhancements to the planned metal recovery and processing, and continued to attempt to reduce capital requirements.

In December 2009, we engaged Standard Chartered Bank as the Company’s financial advisor in connection with preparing and planning for project financing, reviewing documentation, considering early-stage efforts to locate potential purchasers of the MSP and manganese carbonate products we expect to produce, and related activities. During early 2010 we met with various large international businesses that have indicated an interest in the future off-take from the Nkamouna Project.

Cameroon Properties

Our business plan is to use our best available management, technical expertise and talent to develop our interests in the Cameroon Properties into a high quality mining and mineral production operation, commencing with the Nkamouna Project. The remaining steps to production include testing and finalization of ore processing technology and processes, completing the FSU to support the construction of mining and processing facilities at the Nkamouna Project, securing project financing and completing the mine and plant construction. We expect to complete construction of the initial mine and facilities in a socially responsible manner. We will continue to focus on the Nkamouna Project where our present plan is to begin initial mine production by late 2012 and full scale plant operation in early 2013, assuming external financing in sufficient amounts is available.

When in full production, we believe that the Nkamouna Project will be one of the largest primary cobalt producing mines in the world.

We presently have no current revenue from operations and we expect to continue to generate losses and negative cash flows until after mine and milling operations begin on the Nkamouna Project. See Item7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other Mineral Properties

We are also evaluating other mineral properties and prospects in the United States and elsewhere to diversify our business activities. We believe that opportunities exist to acquire interests suitable for mineral exploration and development. Geovic Energy Corp. (“Geovic Energy”) has acquired uranium leases and claims in Colorado and Wyoming. Over 78% of the net acreage is on private lands. In 2009 we surrendered some mining claims in Wyoming. The following table gives further details on our present holdings:

	Gross Acres			Net Acres
	LEASES	CLAIMS	TOTAL	TOTAL
COLORADO
Weld County	57,007		57,007	16,557
WYOMING
Goshen County	95,227	200	95,427	46,940

TOTALS	152,234	200	152,434	63,497

Through Geovic Energy we also hold 8,218 net acres of leases and mining claims in Southeastern Arizona where we are exploring for gold.

In 2009 we formed Geovic Mineral Sands Corp. and two other subsidiaries and commenced prospecting activities in New Caledonia.

Competitive Conditions

We expect that GeoCam will compete with other cobalt and nickel producers around the world, including those with projects now under development. World prices for cobalt and nickel increased significantly until 2008, when world production began to increase to meet the expected growing demand. 2008 saw the commencement of worldwide recession with accompanying significant reductions in demand and prices for mineral commodities, including cobalt, nickel, manganese and uranium. Other producers with ongoing operations have established production and demonstrated feasibility and have greater financial strength than we do. These competitors include such current producers as Xstrata Nickel, CVRD Inco, Sherritt and Murrin Murrin (Minara-Glencore and Sherritt). Significant mines expected to begin producing in the next few years include Ambatovy (Sherritt, Sumitomo, Korea Resources and SNC Lavalin), Weda Bay (Eramet), Goro Nouvelle-Calédonie (CVRD-Inco) and Tenke Fungurume (Freeport McMoRan-Tenke Mining Corp.-Gecamines). Operating expenses, reserve quantities and qualities, operating efficiencies, and location may affect the long-term success of all competing producers, including Geovic Mining.

Applicable environmental protection requirements will affect the financial condition and operational performance and earnings of the Company as a result of the capital expenditures and operating costs needed to meet or exceed these requirements. These expenditures and costs may also have an impact on our competitive position to the extent that our competitors are subject to less burdensome requirements. Through 2009 the effect of these requirements was limited due to the early stage of Cameroon Properties, but they are expected to have a larger effect in future years as we move toward and commence production at the Nkamouna Project.

Social and Environmental Policies

In 2004 Geovic, on behalf of GeoCam, commissioned a site-specific environmental study of the Nkamouna area, which was performed by the consulting firm Knight Piésold and Co. The findings from the study were summarized as an Environmental and Social Assessment including an Environmental and Social Impact Assessment, and Environmental and Social Action Plan for the Nkamouna area. These documents were approved by the Cameroon Government in May 2007. An updated assessment must be completed in 2010. We will also be required to develop a similar, site-specific environmental study of the northern part of the Mada area before any development can commence on that part of the deposit. See “Item 2. “Properties” for additional information about our planned mineral development activities in Cameroon.

Geovic collaborates with GeoAid International (“GeoAid”), a non-profit entity for which the primary purpose is to provide socioeconomic and humanitarian services and support to areas and peoples likely to be impacted where the Company or its affiliates may carry on mining or similar activities. Since approximately 2000, GeoAid, with financial and other resources provided by Geovic and GeoCam, has provided medical support and training, education and other services and assistance to indigenous peoples in the area surrounding the Cameroon Properties. Certain of these programs and services are required under provisions of permits held by GeoCam. Commencing in 2007, GeoAid provided the services and programs under separate service agreements with GeoCam, and in 2008 a consultant to Geovic served as full time Executive Director for GeoAid. In late 2008, GeoAid engaged a full time independent Executive Director, and established a board of directors, a majority of which are not affiliated with the Company. Expenditures in Cameroon by GeoAid in 2009 totaled approximately $0.6 million. GeoCam is subject to ongoing obligations under its mining and environmental permits to provide social and educational assistance to persons and in areas impacted by the mining activities. These obligations will be handled both directly and by engaging third parties, such as GeoAid, to provide specified services.

Employees

All of our employees are employees of Geovic and our executive officers are also officers of Geovic. Geovic has 19 full time employees in its offices in the U.S., and at year-end 2009, GeoCam had 30 full time employees and 6 contract workers in its administrative offices in Yaoundé and 100 contract workers at the Nkamouna Project operations location in the East Province in the Republic of Cameroon.

Offices

Our principal corporate head office is located at 1200 17th Street, Suite 980, Denver, Colorado 80202, Telephone (303) 476-6455. We also maintain an operations office in Grand Junction, Colorado. GeoCam maintains its head office in the capital city of Yaoundé and a mine area office at Kongo Camp in the East Province, both in the Republic of Cameroon.

Available Information

Our website address is www.geovic.net. Available on this website under “Investor Relations” free of charge, are links to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC.

Also posted on our website, and available in print upon request made by any stockholder to the Secretary, are charters for the Board’s Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Copies of the Code of Business Conduct and Ethics (“Code”) and our Whistleblower’s Policy are also posted on our website under the “About Geovic-Committee Charters” section. Within the time period required by the SEC, we will post on our website any modifications to the Code and any waivers applicable to senior officers as defined in the Code, as required by the Sarbanes-Oxley Act of 2002.

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

We have no history of mining or refining any mineral products or metals and none of our properties is currently producing. There can be no assurance that the Nkamouna Project will be successfully placed into production, produce minerals in commercial and processing quantities or otherwise generate operating earnings. We will continue to incur losses at least until mining activities have successfully reached commercial production levels, which is currently estimated to be early 2013. There is no certainty that we will produce revenue from any source, operate profitably or provide a return on investment in the future. If we are unable to generate revenues or profits, our stockholders might not be able to realize returns on their investment in our common stock. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly, annual or sustaining basis.

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

We will be subject to all of the risks associated with establishing new mining operations and business enterprises including: the availability of funds to finance construction and development activities, timing and cost of the construction of mining and processing facilities; the efficacy of planned mineral processing; the availability and costs of skilled labor and mining equipment; the availability and cost of appropriate processing materials and equipment; the need to obtain in a timely manner additional governmental approvals and permits; the availability of off-take agreements or metal sales contracts; potential opposition from non-governmental organizations, environmental groups or local groups in Cameroon which may delay or prevent development activities; and potential increases in construction and operating costs due to changes in the cost of fuel, power, materials and supplies. Further, the costs, timing and complexities of mine construction and development are increased by the remote location of the Cameroon Properties. Accordingly, our activities may not result in profitable mining operations and we may fail to successfully establish or maintain mining operations or profitably produce metals at any of our properties.

The actual capital costs and mine operating costs to be incurred in connection with opening the Nkamouna Project may be significantly higher than anticipated.

At the time our preliminary feasibility study was completed in March 2006, we expected to experience increasing capital and operating costs at moderately rising rates. However, capital and anticipated operating expenses for mining and processing operations increased significantly faster than we or others in the mining industry anticipated. The feasibility study completed for GeoCam in December 2007 and the 2008 OS, both concluded that significantly higher initial capital and future operating costs would be incurred for the Nkamouna Project above those estimated by the preliminary feasibility study. These increases were due in part to a much higher demand for mining and processing equipment through mid-2008 reflecting the start-up and/or expansion of other unrelated projects resulting from the generally strong commodity prices experienced during 2007 and early 2008. These and similar cost and expense increases are beyond our control, and will require significantly more capital to bring the Nkamouna Project into production and result in a decrease in our anticipated return from operations. Although commodity prices for cobalt and nickel have decreased significantly since mid-2008, our estimated capital and operating cost estimates have not decreased significantly. The FSU now underway will include an updated estimate of future capital costs, which may be higher than past estimates. Our actual capital costs and operating costs may be higher than anticipated by the FSU.

Market events and conditions may adversely affect our business and the mining industry.

Continued weakness in the Canadian, United States and international credit markets and other financial systems and the Canadian, United States and global economic conditions, could, among other things, impede access to capital or increase the cost of capital, which would have an adverse effect on our ability to fund the working capital and other capital requirements of GeoCam. Since 2007, the U.S. credit markets have experienced serious disruption which has caused a loss of confidence in the broader U.S. and global credit and financial markets and the collapse of, and government intervention in, some major banks and other financial institutions and insurers. These unprecedented disruptions in credit and financial markets had a significant material adverse impact on a number of financial institutions and limited access to capital and credit through 2009 for many companies, particularly resource companies such as the Company. These disruptions could, among other things, make it more difficult for GeoCam to obtain, or increase its cost of obtaining, capital and financing for construction and for operations. Access to capital and financing may not be available on terms acceptable to the Company or at all. Nkamouna Project development modifications may be necessary or desirable to secure lending commitments which would also delay the completion of any financing. All delays in completing financing for the project will delay mine construction, anticipated production activities and future revenue.

The share prices of junior natural resource companies such as Geovic Mining experienced large declines in value and there has been a significant decline in the number of buyers willing to purchase such securities. As a consequence market forces may render it difficult or impossible for the Company to raise capital on terms which will not lead to severe dilution to existing stockholders, or at all. Therefore, there can be no assurance that significant fluctuations in the trading price of the Company’s common stock will not continue, or that such fluctuations will not materially adversely impact on the Company’s ability to raise equity.

General economic conditions may adversely effect our growth and profitability.

A continued or worsened slowdown in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, interest rates, and tax rates, may adversely affect our growth and profitability. Specifically:

•	the global credit/liquidity crisis could impact the cost and availability of financing and our overall liquidity;

•	the volatility of commodity prices would impact our revenues, profits, losses and cash flow;

•	volatile energy prices, commodity and consumables prices and currency exchange rates would impact our production costs; and

•	the volatility of global stock markets would impact the valuation of our equity and other securities.

These factors could have a material adverse effect on our financial condition and results of operations.

GeoCam may fail to secure Nkamouna Project financing if lenders or their advisors conclude that changes to the complex ore processing techniques being considered in the FSU are too risky or are otherwise not feasible.

In response to observations that raised questions about the efficacy of a few aspects of planned ore processing considered in the 2007 feasibility study and the 2008 OS, we modified certain of the metallurgical processes planned to be utilized and tentatively decided that GeoCam may not refine final metal products from the Nkamouna Project ore at the project site. If potential lenders are not ultimately assured that the modified metallurgical processes will allow the processing facilities to operate successfully as designed, Nkamouna Project debt financing may be delayed until further testing enhancement is performed or funding could be unavailable altogether.

If we lose key personnel or are unable to attract and retain additional experienced personnel, we may be unable to establish and develop our business.

Our development in the future will be highly dependent on the efforts of key management employees, namely, John E. Sherborne, Barbara Filas, William A. Buckovic, David C. Beling, Gary Morris, Greg Hill, and Brian Briggs (currently Chief Executive Officer, Executive Vice President and Chief Administrative Officer, Executive Vice President, Chief Operating Officer, Senior Vice President, Chief Financial Officer, and Senior Mine Planner, respectively) and other key employees that we or GeoCam may hire in the future. Loss of any of these executives could have a material adverse effect on our operations and future success. We do not have and currently have no plans to obtain key man insurance with respect to any of our key employees.

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

Geovic has owned a majority interest in GeoCam since its inception more than a decade ago. Geovic employees have managed the exploration of the GeoCam deposits and negotiated the terms of the required Cameroon government approvals and permits and financings we have completed. Under Technical Services Contracts with GeoCam we will continue to provide many of such services. Our ability to manage our continued growth will require us to improve and expand our management and our operational and financial systems and controls. If our management is unable to manage our growth and the development of the Cameroon Properties effectively, our business and financial condition could be adversely affected.

Our dependence on many outside service providers to place the Nkamouna Project into production may delay mine opening or operation.

Our ability to place the Nkamouna Project into production will be dependent to a large part upon using the services of appropriately experienced employees, consultants and contractors working under our supervision and agreements with other major resource companies that can provide required expertise or equipment. We also expect to recruit and hire senior management for GeoCam with senior level mining experience. Also, a significant local work force will be trained, few of whom currently have any related experience. We may not have available to us, or we may be unable to retain on satisfactory terms, the necessary expertise, equipment or local workers to build the GeoCam facilities and place the Nkamouna Project into production.

Our acquisition, exploration and development activities may not be commercially successful.

We currently have no producing properties. Substantial expenditures are required to develop the Nkamouna Project, to drill and analyze for additional ore reserves, to construct facilities to implement the metallurgical processes to extract metal from the mined ore and to develop the mining and processing facilities and infrastructure at each deposit site chosen for mining. Our existing cobalt-nickel-manganese deposits may prove not to be in sufficient quantities to justify commercial operations, and future financing required to commence mining operations may not be obtained on a timely or cost-effective basis or on terms acceptable to us.

The prices of cobalt, nickel and manganese are subject to fluctuations which could adversely affect the realizable value of our assets, future results of operations and cash flow.

Our principal assets are deposits of cobalt, nickel and manganese in the Nkamouna and the other six deposits. All of these rights are held by GeoCam. Our potential future revenue is expected to be, in large part, derived from the mining, processing and sale of cobalt, nickel and related minerals from the Cameroon Properties or from the outright sale or joint venture of some or all of these properties. The value of these reserves and deposits, and the value of any potential production therefrom, will vary in proportion to significant changes in cobalt, nickel and manganese prices. The prices of these commodities have fluctuated widely, declined significantly in 2008 and only partially recovered in 2009. These commodity prices are affected by numerous factors beyond our control, including, but not limited to, worldwide economic conditions, international economic and political trends, realized or expected levels of inflation, currency exchange fluctuations, central bank activities, interest rates, global or regional consumption patterns and speculative activities. The effect of these factors on the prices of cobalt and nickel, and therefore the economic viability of any of our projects, cannot accurately be predicted. Continued significant decreases in the prices of cobalt and nickel, and to a lesser extent, manganese, would adversely affect asset values, cash flows, potential revenues and profits of the Cameroon Properties if they are placed into production.

GeoCam may not be able to produce and sell mineral products at profitable prices. Our future operations are therefore more exposed to the impact of future decreases in commodity prices. Conversely, forward sales contracts would limit potential upside market swings. Such upside price swings could have a significant benefit to companies that take added market risk and sell produced mineral product on the open spot metals market. If cobalt or nickel prices decrease significantly at a time when our properties are producing and we have not completed forward sales arrangements, we would realize reduced revenue. GeoCam may enter into metal sales agreements for process plant off-take with one or more companies. If we contract to sell our planned intermediate products, the selling price would be related to prevailing market prices at time of delivery. Selling intermediate products produced at mine site, while reducing process risk and required capital expense, will also likely result in lower operating profit and cash flow from the mining and processing operations. There may be little demand or no market for intermediate products that may be produced at the Nkamouna Project site which could adversely affect prices for such products and operating results.

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

Our present mineralized material and future reserve estimates may be inaccurate which could adversely affect our future mining activities.

There is a high degree of uncertainty attributable to the calculation of mineralized material and future reserves and ore grades dedicated to future production because such estimates are expressions of judgment based on knowledge, experience and industry practice, and estimates of reserves may prove to have been inaccurate. Estimates which were valid when made may change significantly when new information becomes available. Accordingly, development and mining plans may have to be altered in a way that adversely affects the Company’s operation and profitability. An historical 2008 estimation of reserves and future production from the Nkamouna Project, prepared before the 2008 and 2009 drilling program was completed and analyzed, is included in Item 2. Properties. These estimated reserves were changed to mineralized material pending completion of the FSU. Metallurgical testing on mineralization at the Cameroon Properties performed by the independent consultants and the Company in late 2009 concluded that revisions to planned processing methods assumed in the 2008 estimate should be made to reduce risk. These revisions are expected to affect the calculations of the GeoCam reserves. There is a risk that full scale production activities may indicate technical and commercial shortcomings to whatever processing methodology is installed. Consequently, actual results may vary materially and adversely affect projected values given to reserves.

Until reserves are actually mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of reserves and ore may vary depending on metal prices. Any material change in the quantity of reserves, grade or overburden stripping ratio or price of cobalt and nickel may affect the economic viability of our properties. In addition, cobalt and nickel recoveries or other metal recoveries in pilot-scale tests may not be duplicated during production.

Our previously reported 2008 estimated reserves were based on assumptions and drilling data that are different from our 2009 estimate of mineralized material and are likely to be revised.

The estimated proved and probable reserves at the Nkamouna deposit that were previously announced and which are presented in this Annual Report on a historical basis were prepared by independent consultants in January 2008 using drill data obtained before 2008, then-current cost estimates and other information and assumptions described in the Technical Report, Nkamouna Cobalt Project, Feasibility Study dated January 18, 2008 (the “2008 PAH Report”). In November 2009, a different consultant, SRK, completed an estimate of mineralized material at the Nkamouna and Mada deposits, also prepared in compliance with N.I. 43-101 (the “Nkamouna Technical Report”). This estimate relied on additional information from 2,045 drill holes and over 48,000 additional assay samples that were completed after the 2008 reserve estimate was completed and reflected only mineralized material, with no estimate of reserves.

We expect that SRK will prepare estimates of proven and probable reserves for the Nkamouna and Mada deposits later in 2010 after completion of the pending feasibility study update. Because we expect to use a higher cut-off grade for cobalt when we mine the deposits than was used in completing the 2008 PAH Report, and because other project parameters and assumptions have changed, the estimated reserves for the Nkamouna and Mada deposits will likely be different than the historic estimate included in the 2008 PAH Report and previously reported.

We face intense competition in the mining industry.

The mining industry in general, and cobalt and nickel mining in particular, are intensely competitive in all phases. A significant number of new cobalt and nickel projects have been announced in recent years and if placed in production, the resulting increased supplies of those commodities could adversely affect prices available for our expected production. Competitors include large established mining companies with experience and expertise and with greater financial and technical resources, and as a result we may be unable to obtain financing, or sell mined and processed products on terms we consider acceptable. We compete with other mining companies in the recruitment and retention of qualified managerial and technical employees and capital. If we are unable to raise sufficient capital, our exploration and development programs may be jeopardized or we may not be able to develop or operate our projects. Also, our decision to produce and sell intermediate products is likely to reduce significantly the number of customers for our metals produced.

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

The Nkamouna Project requires significant capital expenditures to construct mining and processing facilities and related infrastructure. We will require external debt and equity financing to fund development of the project and to construct mining and processing facilities. The sources of external financing that we may use for these purposes include secured project debt incurred by GeoCam, convertible debt of the Company or GeoCam and equity placements by GeoCam or the Company. In addition, we may consider a sale of an interest in one or more of the other Cameroon Properties, we could enter into a strategic alliance with a complementary company or we may utilize some combination of these alternatives. We intend that GeoCam will seek financing from international institutions with significant experience in financing large natural resource ventures in remote locations such as southeastern Cameroon. Such financiers could require GeoCam and its owners to comply with costly conditions as a requirement to completion of project financing, including significant additional equity contributions to GeoCam. The financing options chosen may not be available on acceptable terms, or at all. The failure to obtain adequate financing on a timely basis will have a material adverse effect on our growth strategy, results of operations and financial condition.

Challenges to our title to mineral properties in which we may have an interest could affect our exploration or development rights.

GeoCam could inadvertently be deemed noncompliant with terms or conditions of its Cameroon mining and other permits and authorizations. There may be challenges to title to other mineral properties that we currently control or which we may acquire in the future. Our prospecting activities in New Caledonia may not lead to required exploration permits from the government. If there are title defects with respect to any of our properties, we might be required to satisfy additional government requirements, compensate other persons or perhaps reduce our interest in the affected property or lose our interest completely. Also, in any such case, the investigation and resolution of title issues would divert our management’s time from ongoing exploration and development programs.

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

Cameroon, as well as United States and world economic conditions may affect the future performance of the Company. Inflation or deflation, changing tax laws, and fluctuating interest rates may make mineral resource development more difficult. These factors have had a significant effect on Cameroon’s economy in recent years. Economic conditions may have an adverse effect on the overall performance of the Company. In addition, various economic conditions could increase the risk that financial projections for the Nkamouna Project may not be realized as expected.

Political unrest or changes in Cameroon or nearby countries could interfere with our operating or financing activities.

The political risk in sub-Saharan Africa is significant. GeoCam’s rights to explore and develop mineral deposits in Cameroon are always subject to the continued political stability of the Republic of Cameroon and its government. In March 2008 Cameroon experienced some domestic strikes and political unrest that subsided within weeks. The election for Presidency in Cameroon will be held in 2011. Also, political unrest or upheaval in adjoining countries could adversely affect our mining and development activities, and, if significant, would likely increase the costs of long term financing of the mining and processing activities. Further, GeoCam may not be able to finance or operate the Cameroon Properties at all if future state or regional political upheavals occur in Cameroon.

Potential violations of the Foreign Corrupt Practices Act (FCPA) by GeoCam, its agents or representatives could have a material adverse impact on our financial condition and results of operations.

The FCPA prohibits payments of, promises to pay, or authorizations to pay, money, gifts or anything of value to officials of foreign governments, in order to “obtain or retain” business. Payments or gifts to a third party, such as an agent or sales representative, while knowing (or having reason to know) that all or part of the money or gift will be offered or given to such an official, are also prohibited. If employees violate the FCPA, the violation creates severe potential criminal and civil liability for themselves and the affiliated U.S. Company. The types of conduct prohibited by the FCPA are not always clear. As a result, caution is required when doing business through foreign consultants, commercial representatives or agents, or with businesses that are owned, in whole or in part, by foreign governments or that have personal or family ties to government officials. We do not oversee the day to day operations of employees or representatives of GeoCam. Although we emphasize compliance with the FCPA to all our employees and representatives and those of GeoCam, there remains a risk of violation in Cameroon or in the other countries where we may have operations.

We may fail to maintain the adequacy of internal control over financial reporting as required of the Sarbanes-Oxley Act.

In 2008 we documented and tested our internal controls and procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act (“SOX”). SOX requires an annual report by management of the effectiveness of the Company’s internal control over financial reporting and an attestation report by the Company’s independent auditors addressing internal controls over financial reporting. Management evaluated the Company’s disclosure controls and procedures and concluded that they were not effective as of December 31, 2008. Also, the Company’s Chief Executive Officer and Chief Financial Officer evaluated our internal control over financial reporting and determined that material weaknesses existed of December 31, 2008.

We implemented a number of activities during 2009 to remediate the weaknesses and improve our internal control over financial reporting. Our management evaluated our disclosure controls and procedures and our internal controls over financial reporting as of December 31, 2009 and concluded that disclosure controls and procedures were effective and that internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with US GAAP.

We could be unable to ensure in the future that we have effective internal controls over financial reporting or effective disclosure controls and procedures as defined by applicable rules. Because the financial statements of GeoCam are consolidated, GeoCam financial reporting is also subject to SOX. Our failure to satisfy the requirements of Section 404 of SOX on an ongoing, timely basis could result in the loss of investor confidence in the reliability of our financial reporting and disclosure, which in turn could harm our business and negatively impact the trading price of our common shares. In addition, difficulties in maintaining satisfactory controls and procedures could harm our future reported operating results or cause us to fail to meet our reporting obligations. Any future acquisitions of other businesses may provide us with challenges in implementing the required internal processes, procedures and controls in the acquired operations. Acquired companies may not have effective disclosure control and procedures or internal control over financial reporting that are as thorough or effective as those required by securities laws currently applicable to us.

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

Hectare. A land measurement. One hectare is equal to 100 square meters, or approximately 2.47 acres.

Hydrometallurgical processing. One of several metallurgical processes that uses water and other liquids for the leaching and recovery of soluble metals from ore.

Lateritic soil. A soil containing laterite, or any reddish tropical soil developed by intense tropical weathering.

Manganese precipitate. Manganese compounds produced by precipitation from leach solutions.

Mine Permit. Republic of Cameroon Mining Permit Decree, dated April 11, 2003.

Mining Convention. Mining Convention between The Republic of Cameroon and Geovic Cameroon, S.A., dated July 31, 2002.

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

Description of Mineral Projects

THE NKAMOUNA PROJECT

Much of the information in this section is summarized, compiled or extracted from the NI 43-101 Technical Report, Nkamouna and Mada Deposits, East Province of Cameroon, Africa, dated November 30, 2009 (the “Nkamouna Technical Report”) prepared for Geovic Mining by SRK Consulting (U.S.), Inc. (“SRK”). Information related to the historical estimated reserves is summarized and extracted from the Technical Report, Nkamouna Cobalt Project, Feasibility Study dated January 18, 2008 (the “2008 PAH Report”) prepared for Geovic Mining by Pincock Allen & Holt (“PAH”). SRK and PAH were and continue to be independent from the Company. These Technical Reports were prepared in accordance with the requirements of NI 43-101.

Portions of the following information are based on assumptions, qualifications and procedures which are set out only in the full Nkamouna Technical Reports or 2008 PAH Report (the “Technical Reports”), as the case may be. We have omitted much of the background information that is included in the Technical Reports. For a complete description of assumptions, qualifications and procedures associated with the following information and for additional details about the findings of SRK and PAH, reference should be made to the full text of the Nkamouna Technical Report and 2008 PAH Report, both of which are available electronically from the Company’s website at www.geovic.net and on SEDAR at www.sedar.com. References to “Geovic” in this Item 2 “Properties” include the Company and GeoCam, where applicable.

The Company and GeoCam are currently reviewing and evaluating all significant refining and metallurgical aspects of the Nkamouna Project with the aim to improve technical and economic performance. The Company expects the FSU to be completed by third quarter 2010 that it will contain a review of an updated mine plan and estimated construction and capital costs, operating expenses and future cash flow from mining operations at the Nkamouna Project.

Project Description and Location

Geovic, through its 60% owned subsidiary GeoCam, has exclusive rights to several large cobalt-nickel laterite deposits in Cameroon (the “Cameroon Properties”). There are seven laterite plateaus included in the Cameroon Properties (collectively, the “Plateaus”). The seven Plateaus aggregate approximately 337 square kilometers within the 1,250 square kilometer Mine Permit area. The Plateaus are (clockwise) Nkamouna, Mada, Rapodjombo, North Mang, South Mang, Messea and Kondong.

The mineral rights are held by GeoCam under the Mine Permit and administered under the Mining Convention. The Mine Permit boundary is shown in Figure 2. The Plateaus within the Cameroon Properties constitute the known mineralized or potentially mineralized terrain within the Mine Permit, which is designated as “mineral exclusive lands.” The Nkamouna and Mada areas are the subject of the Technical Reports. The Nkamouna (pronounced Ka-moon-ah) and Mada deposits (together the “Nkamouna Project,” to be mined first) are located in southeastern Cameroon, (Figure 1). approximately 640 road kilometers east of the port city of Douala and 400 road kilometers east of the capital of Yaounde. The Mada deposit is contiguous and north of the Nkamouna deposit.

The Cameroon Properties are located in the Haut Nyong Division of the East Province. Nkamouna, Mada and the other laterite plateaus (except Kondong) lie within the Lomie Subdivision. The two deposits are two of the seven separately-named Plateaus that form a crescent-shaped array extending 80 kilometers north-south and 45 kilometers east-west (Figure 2).

The boundary of the Mining Permit has been surveyed by Global Positioning Satellite (GPS) carried out by a certified government surveyor. The irregular 18-corner polygon-shaped Mine Permit area is monumented with red painted cement markers that stand about 1m high and are described in the Presidential Degree authorizing the Mining Permit. The Mining Permit, the main operating permit for the proposed commercial GeoCam mining and processing activities, covers a total surface of 1,250 square kilometers which includes approximately 337 square kilometers of mineralized lands.

Most inhabitants of the region practice subsistence agriculture (cassava, yams, plantains, bananas, some maize and taro) and supplement their diets with animal protein (bush meat) procured by hunters. The latter include monkeys, duikers (forest antelope), pangolin, and certain protected species, as well as snakes and birds. The settled people mainly live in villages along the existing network of unimproved roads. In addition, there are semi-nomadic forest people of slight stature (pygmies) who live in shifting settlements in the forest, in roadside encampments and also in established villages. In the vicinity of the project area, the forest people are referred to as “Baka”, while the settlers are referred to as “Bantu.” All speak languages of the Bantu linguistic family, and are racially indistinguishable except by stature. The dominant languages in the project area are Dzime (spoken by settled Africans) and Baka. French is nearly universal among adults, and some speak a little English since Cameroon is officially bilingual in French and English.

General geographic coordinates for the Nkamouna and Mada project area are approximately: Longitude N-3º 20´ and Latitude E-13º 50´.

Figure 1: General Location Map for the Nkamouna Cobalt Project

Africa
International Boundary
Road
River
National Capital
City or Town
Atlantic Ocean
Indian Ocean
ALGERIA
LIBYA
EGYPT
MALI
NIGER
CHAD
SUDAN
MAURITANIA
ETHIOPIA
SOMALIA
KENYA
TANZANIA
ANGOLA
ZAMBIA
NAMIBIA
BOTSWANA
SOUTH AFRICA
MADAGASCAR
SAUDI ARABIA
YEMEN
TURKEY
IRAN
IRAQ
SYRIA

Cameroon
International boundary
Province boundary
National capital
Province capital
Railroad
Road
NIGERIA
CHAD
CENTRAL AFRICAN REPUBLIC
REPUBLIC OF THE CONGO
GABON
EQUATORIAL GUINEA
EXTRÊME-NORD
NORD
ADAMAOUA
NORD-OUEST
OUEST
SUD-OUEST
LITTORAL
CENTRE
EST
SUD
N'Djamena
Yaoundé
Malabo
Bight of Biafra
SAO TOME AND PRINCIPE
Nkamouna Cobalt Project

Geovic Cameroon PLC
743 Horizon Court, Suite 300A
Grand Junction, CO 81506 USA
Office 970.256.9681 Fax 970.256.9241
www.geovic.net TSX: GMC

Scale:	NTS
Date:	26 Feb. 2010
Dwg:	1 General Loc

Figure 2: Location of Laterites and Mining Permit Boundary

E 13°30'
E 14°
N 3°30'
N 3°
Rapodjombo
Mada
Nkamouna
North Mang
South Mang
EDJE RIVER
NOU RIVER
Kongo
Lomie
Echiambor
Messok
Mining Permit Boundary
Messea
DJA RIVER
Kondong
Douala
Yaounde
Detail
CAMEROON
N
Kilometers
0
10
20

Geovic Cameroon PLC
743 Horizon Court, Suite 300A
Grand Junction, CO 81506 USA
Office 970.256.9681 Fax 970.256.9241
www.geovic.net TSX: GMC

Figure 2
Location of Mineralized Laterites
Mining Permit Boundary

Scale:	NTS
Date:	17 March 2010
Dwg:	Fig2 Min-Lat

Fifty-nine percent of the Eastern Province, where the Nkamouna Project is situated, is dominated by forests zoned “multiple-use.” Over 64 logging concessions are designated in the province surrounding GeoCam’s Mine Permit area. A significant portion of the Province is also dedicated to protected forests, wildlife reserves and general “evergreen forest” habitat (22%) that are located well away from planned operations. A small proportion of the district is zoned for mineral development (1.6%), of which includes the Mine Permit area (0.35%). Indigenous community lands dominated by subsistence gardening and “community forest” developments form the remainder of the district lands which covers about 18% of the province. These lands are located principally along the main access routes developed when the province was first opened to plantation farming in the late 19th Century. All planned mine development activity will be in logged over areas and are exclusive of “primary forest” designations. GeoCam’s mining operations will result in partial deforestation during the mining phase, which will represent less than 0.5% of the annual deforested area within the region.

The Mining Convention was awarded in 2002 by the Ministry of Mines, Water, and Power of the Republic of Cameroon. The Mining Permit was issued in 2003 and grants GeoCam the exclusive rights to exploit the deposits within the Permit area, and to commence mining activities within four years, a period which has been extended. The Mining Permit will remain in force for the duration of the mineable resource and has an initial term of 25 years. The Mining Permit and Mining Convention are renewable every 10 years thereafter until the depletion of resources. Specific sites that will be impacted by mining and mine related activities are being permitted under a government-prescribed process and will have “site specific” environmental plans designed and approved by governing agencies prior to mining. This inventory, valuation and registration process requires local government approval, following a review of each site by district leaders.

A tailings storage area was designed as part of the Feasibility Study by Washington Group International (WGI) in 2007. The tailings portion of the WGI report was updated in the 2008 OS. This tailings storage area is located on the North side of the process plant location and encompasses the Napene Creek drainage.

As part of the mining operation a landfill will be developed in the backfilled pit and permitted in accordance with all governmental requirements.

The principal remaining permits required by GeoCam before the initiation of construction at Nkamouna include finalization of land leases for certain development sites. The land lease will be registered and issued to GeoCam for the lease cost and compensation for the loss of alternative resources. GeoCam will have the right to occupy, build roads, remove vegetation and mine and process cobalt, nickel and associated substances covered in the Mining Convention once the land lease is finalized, in accordance with the Mining Convention.

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

Permits

All environmental permits necessary to construct and operate the project had been received by the end of 2008. The Company expects that GeoCam will update the environmental study and obtain an extension of the Certificate of Environmental Compliance prior to the end of the present three year term.

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

Article 6 of the Mining Permit commits GeoCam to “provide the neighboring population with social, sports, education and health infrastructure to promote their well-being”.

Article 9 of the Mining Permit requires GeoCam to provide for a 2.5% caution fee applied to the capital investment only. In addition, Article 144 of the Mining Code now in effect calls for an ad valorem tax of 2.5% on metals. This is treated as a production tax expense and will reduce net income for income tax purposes.

Based on interpretations of the Strategic Enterprise Regime by Geovic and its Cameroonian attorneys, value-added taxes will not be applied to Geovic’s operations, at least until mine construction begins. Under the Mining Permit, there is no royalty.

Accessibility, Climate, Local Resources, Infrastructure, And Physiography

The closest town to the Nkamouna Project site is Lomie, at approximately 26 kilometers to the west—southwest. The closest railroad transport to the Project is at the town of Belabo, at a distance of approximately 250 kilometers. Transportation from Yaoundé to the Project is by paved highway to Ayos, improved public road to Abong Mbang and private logging roads or public roads to the Nkamouna Project site. International airports and modern telecommunication facilities exist at Yaoundé and Douala. Suitable shipping and receiving facilities exist at the international seaport of Douala. The 40 kilometer road from Lomie to the site of the GeoCam field camp supports heavy log and lumber transports, as does the road from the field camp to the project site. Driving from Yaoundé to the Nkamouna Project takes approximately 7 hours.

Lomie is the Subdivision administrative center that hosts the Nkamouna Project and has been the staging area for Geovic’s activities. Lomie has about 3,500 inhabitants, a limited local electrical supply, and very basic services and supplies. There is new telephone service, but no airstrip or approved heliport, and only rudimentary medical facilities. Geovic’s field operations are based from the Kongo Camp, a fully-contained compound near the village of Kongo. The compound has adequate working and sleeping quarters, a diesel generator, diesel fuel storage, a kitchen and dining area with refrigerators, repair shop and sample preparation and storage facilities, many of which were upgraded or expanded by GeoCam in 2008.

The economy of Lomie is largely undeveloped, except for a large sawmill and surrounding timber harvesting operations, and small local businesses and government agencies. Lomie’s municipality has provided diesel electric power since 1997. Lomie is also the site of a number of domestic and international non-governmental organizations that monitor the 1.3 million acre World Heritage Dja Biosphere reserve and other reserves in the region.

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

Consultants to GeoCam concluded that the water balance for the planned Napene Creek tailings storage facility (“NCTSF”) at Nkamouna Project will operate in a water deficit condition. Diversion ditches could be incorporated to divert water around the facility or into the facility depending on the water needs at the time. Additional requirements regarding water quality and potential uses or discharges will be finalized based on the results of additional waste characterization during the detail engineering phase of the project.

Abundant water is available from shallow wells to be completed in the Edje River floodplain; however, much of the process water will be recycled from the NCTSF. Mining, processing and housing facilities will each be provided with sewage collection and treatment systems.

To support the mining and milling operations at Nkamouna, a number of ancillary facilities will be required. These include energy generation, a mobile equipment maintenance shop, loading and staging areas and facilities, warehouses, reagent storage buildings, laboratory, steam plant, and administration offices.

In addition to the Kongo compound, a temporary construction camp will be installed and used until permanent housing can be constructed to meet project operating requirements. On-site accommodations will be provided for expatriate staff. Housing and other community assistance will be provided to local employees, who will be drawn mostly from nearby villages.

The central part of the Nkamouna area is dominated by a series of rolling upland plateaus that are isolated by several river systems that feed into the main Congo River drainage basin. Elevations in the province range from about 450 meters along the lower Dja River to 927 meters at Mount Guimbiri, located east of Abong Mbang. The local upland plateau in the vicinity of the Nkamouna Project mine site presents an elevation of about 700 meters.

The Nkamouna Project is relatively flat and has an average depth of 16 meters. Much of the Nkamouna deposits are situated down slope from the process plant site and with a natural grade of approximately 5% with upper elevations around 760 meters and lower elevations near 610 meters. The Nkamouna deposit is a crescent shape about 4 kilometers from east to west and 2 kilometers from north to south. The process plant site is adjacent to the mine site and near the top of a saddle at an approximate elevation of 700 meters.

The existing exploration camp is located 5 kilometers from the proposed mining activities whereas the expected final camp site is located centrally in the Nkamouna area.

Currently all power is generated on site. It is expected that the power supply for the overall project will be supplied by both diesel powered gensets and a fuel oil power plant.

Well water is currently being used for potable water. A number of boreholes were sited around the project area where housing or other facilities requiring potable water will be installed. Water from the boreholes was tested and meets minimal standards for potable water.

History

The Nkamouna and Mada deposits are contiguous zones, and together comprise an enriched cobalt-nickel-manganese-iron laterite deposit located within an extensive mineral province in southeastern Cameroon, Africa. Nkamouna and several other nickeliferous laterite deposits in southeast Cameroon were first discovered and investigated by the United Nations Development Programme (UNDP) during 1981-1986, in a cooperative project with the Cameroon Ministry of Mines, Water and Energy to evaluate mineral potential in southeastern Cameroon (UNDP Project CMR/81/005). Following a regional stream sediment geochemical survey which indicated the likely presence of laterite nickel mineralization, the UNDP project drilled eleven core holes in the Nkamouna area, which was the most accessible laterite area at that time. Several of the UNDP holes at Nkamouna intersected laterite and saprolite with interesting nickel and cobalt values. The first hole, KG-S-1, traversed 56 meters of lateritic profile and fresh serpentinite, with nickel values up to 1.00% and cobalt to values up to 0.19%. Due to the remote location and the low nickel prices at the time, the discovery did not draw much attention.

No further exploration took place on the property until William Buckovic, founder of Geovic and GeoCam, became aware of the nickel discovery in 1988, subsequent to submitting a proposal in 1986 to explore for minerals to the Cameroon Ministry of Mines. No recorded exploration or mining had taken place on the property since the UNDP work. After assaying samples he was able to obtain from the area, Buckovic noted in 1994 the higher than typical cobalt to nickel ratio that characterizes the Cameroon deposits. This high ratio was confirmed by the assay results from the UN coring program. Buckovic was also aware of recent advances in Australia and elsewhere in the hydrometallurgical processing of previously sub-economic nickel laterite deposits. As a result, in 1995 he helped form a new company, GeoCam, to investigate this unusual but potentially promising occurrence.

A government-issued Prospecting License covering 19,600 square kilometers was granted in 1995. In 1999, an Exploration Permit, PDR 67, was granted on a reduced area of 4,876 square kilometers. A Mining Convention was entered into between GeoCam and the Republic of Cameroon in 2002. In 2003, Mine Permit 33 was issued by decree granting an exclusive right to GeoCam to exploit the deposits within the permitted 1,250 square kilometers area. GeoCam’s initial program was based entirely on manually dug test pits, and later incorporated drilling and limited trenching. The program began at Nkamouna and was later extended to other laterite plateaus, which were identified by satellite images and air photos. Geologists from the Cameroon Ministry of Mines, Water and Energy participated in the work to provide government oversight as well as training.

By 2004, GeoCam had largely completed the reconnaissance sampling and had undertaken pitting and drilling patterns of varying densities at Nkamouna where access was greater due to recent logging operations, with an eye toward defining deposit parameters for an eventual feasibility study. Between 1995 and 2003, Geovic/GeoCam carried out extensive pitting at Mada. During the period 2005-2009, GeoCam completed significant infill drilling and pitting at both the Nkamouna and Mada deposits.

Geology Setting

Regional Geology

Southeastern Cameroon lies within a region of metamorphosed Proterozoic rocks ranging in age from 600 to 2,500 million years and extending across parts of several west-central African countries. In southeastern Cameroon, several assemblages of such metamorphic rocks have been mapped and named. Due to the metamorphosed nature of the rocks and poor exposures, there is some uncertainty in distinguishing and dating various lithologic units.

The Nkamouna/Mada project area is primarily underlain by rocks of the Intermediate Series, including the Mbalmayo-Bengbis “Series” or unit. These rocks are principally chloritic and sericitic schists and quartzites. Also included in the Intermediate Series are extensive metamorphosed felsic, mafic volcanic and volcaniclastic rocks. These rocks are post-Eburnean (i.e., younger than 1,800 million years) and are cut by basic dikes. The original depositional age of the sediments was probably 1,800 to 1,400 million years, with metamorphism to almandine-amphibolite facies occurring about 1,200 million years ago, likely coincident with the Kibaran Orogeny.

The schists and quartzites contain inliers of ultramafic rock, which were probably emplaced long after deposition of the original sedimentary rocks. Due to poor exposures, the contact relations are unclear, but the ultramafic bodies appear to be emplaced along north-trending regional fractures, which apparently allowed emplacement of ultramafic rocks of a deep-seated origin.

The region within a 300-kilometer radius of the Cameroon Properties Area in Cameroon, Gabon, Congo, and Central African Republic has few producing mineral deposits and few with near-term production potential. Most of this region of west-central Africa is underlain by Proterozoic granite-gneiss-schist terrains, broadly similar to the rocks in the Cameroon Properties area. Within the region, ultramafic rocks, the original source of the cobalt and nickel, are confined to the Nkamouna Project area. There has been no previous commercial production of minerals from the Cameroon Properties.

Property Geology

The cobalt-nickel deposits are hosted in residual laterites which have formed by prolonged tropical weathering of serpentinites. Large areas of mineralized laterite, each several square kilometers in extent, have been preserved on low-relief mesas or plateaus underlain by ultramafic rocks that stand above the surrounding dissected lowlands. Nkamouna and Mada are two such plateaus. Most of the plateaus are underlain by ultramafic rocks, with some areas of schist, phyllite, and quartzite. The surrounding lowlands are underlain by schists, phyllites, quartzites, and meta-volcanics of the Intermediate Series. The bedrock geology at the Nkamouna Project has been mapped by Geovic through a combination of natural exposures, soil mapping, and, most importantly, observation of weathered or fresh rock encountered in pits and drillholes. Mapping of detailed structures, attitudes of foliation or fractures is generally not practical except in the deeper pits. Rock from pits, drillholes, and rare exposures indicate that the fresh underlying rock at Nkamouna is a pervasively-sheared serpentinite.

At the Nkamouna Project, petrographic evidence suggests that the parent rock to the serpentinite was probably a dunite (rock containing +90 percent olivine). Metasedimentary rocks (quartz-muscovite schist, phyllite, and quartzite) occupy the borders of the serpentinite, and also occur as inliers within the serpentinites. Locally, lateritic soils with schist fragments overlie serpentinite bedrock due to the gravity-induced creep of soils down-slope. The typical sequence of discernable horizons in the weathering profile at the Nkamouna Project is:organic soil at the surface, upper laterite, ferrecrete breccia, ferralite, silecrete, saprolite, serpentine bedrock.

Mineralization

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

Of the minerals of economic interest in the Nkamouna and Mada laterites, most occur in the majority of nickel-cobalt laterites worldwide, in proportions which vary widely from one laterite horizon to another, and from one deposit to another. In general, these minerals occur at Nkamouna and Mada as fine-grained clay-like or concretionary masses, and are only occasionally identifiable as discretely visible mineral specimens. Of great significance is the size of the asbolane agglomerates and wad that host the cobalt and almost all of the manganese.

The key mineral in the Geovic deposits, which hosts the cobalt, most of the manganese, and a significant part of the nickel, is asbolane. Between one-third and one-half of the deposit’s nickel is hosted in asbolane. Asbolane is widespread in nickeliferous laterites, but elsewhere is usually present in very small amounts and is normally inconspicuous as black blebs on fractures. The asbolane occurrence at the Nkamouna Project is unusual in that it occurs as both discrete platy crystals and in larger and coarser crystal aggregates and fine-grained wad up to 5 cm in diameter, sometimes as concretion-like nodules with chromite and goethite. It also occurs as a fine intergrowth with chromium and iron oxides and hydroxides.

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

Exploration

Nickelferous laterite deposits in southeast Cameroon were first discovered and investigated by the UNDP during 1981-1986, in a cooperative project with the Cameroon Ministry of Mines, Water and Energy (UNDP Project CMR/81/005). Following a regional stream sediment geochemical survey which indicated the likely presence of laterite nickel mineralization, the UNDP project drilled eleven core holes in the Nkamouna area, which was the most accessible laterite area at that time.

Several of the UNDP holes intersected laterite and saprolite with interesting nickel and cobalt values. Due to the remote location and the low nickel prices at the time, the discovery did not draw much attention.

The UNDP holes were undertaken several years prior to Geovic’s investigations. The drill apparatus, technical personnel, sampling procedures, and assaying practice were entirely different from those used subsequently by Geovic. Therefore, SRK is of the opinion that inclusion of the UNDP drillhole data is unwarranted for resource calculations. These 11 holes represent less than 1% of the total sample openings at Nkamouna. In any case, the sites of most of the UNDP holes were subsequently offset by gridded Geovic drillholes and pits, and the effective influence of the UNDP holes on resource tonnage calculations is believed to be negligible.

In mid-1995, GeoCam received a Prospecting Permit that covered 19,600 square kilometers. In January 1999, the Prospecting Permit was superseded with an Exploration Permit, PDR 67, which covered 4,876 square kilometers and specifically allowed exploration drilling. GeoCams’s initial exploration program was based entirely on manually-dug test pits, and subsequently incorporated drilling and limited trenching. The program began at Nkamouna and was later extended to the other laterite plateaus including Mada, which were targeted using satellite images and air photos. Geologists from the Cameroon Ministry of Mines, Water and Energy participated in the work to provide government oversight as well as training. GeoCam’s core-drilling program began in 1999, after many hundreds of pits had been completed. A total of 23 holes were drilled (NKM-21 to NKM-43) in the northeast part of West Nkamouna, on an approximate 100 meter grid.

In 2002, GeoCam imported an Australian-designed, truck-mounted machine. Holes drilled with this machine are referred to in GeoCam reports as “air core” holes, but intact core was not produced, and these holes are more accurately termed reverse-circulation drill holes. Reversecirculation holes were drilled between May 2002 and September 2003, when 176 holes (NKM 1010 to 1185, plus NKM-3.3) totaling 3,690 meters were completed at Nkamouna. Most of these holes were drilled as infill holes on a series of EW lines which were sampled by pitting, generally at distances greater than 100m between drillholes. Several of these were twins (within 5 meters) of existing pits, and several others were later twinned by pits sunk on the drillhole collar. Twenty-two holes were drilled on a tight grid of approximately 15 x 15 meters in West Nkamouna, to test the short-term variability between holes.

A Mining Convention was signed on July 31, 2002 by the Ministry of Mines, Water, and Power of the Republic of Cameroon that defined the general, legal, financial, tax, economic, administrative, customs, social, land and environmental conditions under which GeoCam shall undertake the mining of cobalt, nickel, and their associated substances within GeoCam’s Exploration Permit area. On April 11, 2003, Mining Permit No. 33 which replaced the Exploration Permit was issued by Presidential decree granting an exclusive right to GeoCam to exploit the deposits, and the total area was reduced to 1,250 square kilometers, which included approximately 337 square kilometers of cobalt-nickel mineralized lands. Geovic’s participation in the Mining Permit holder GeoCam is 60% direct corporate holding by Geovic, Ltd. In addition, another 0.5% is held by Geovic’s President William Buckovic. The 39.5% balance is currently held by SNI, a Cameroon government investment corporation.

By 2004, GeoCam had largely completed the reconnaissance sampling and had undertaken pitting and drilling programs of varying densities at Nkamouna, where access was less restricted due to recent logging operations, in order to define deposit parameters for an eventual preliminary feasibility study. In 2006, Geovic completed a program adding five new test pits and deepening other test pits adding over 730 meters of additional sampling in preparation for the final feasibility study.

In 2002 GeoCam contracted with a local survey and civil engineering company in Yaounde (SCET) to provide digital topography for a 12 square kilometers area mapped in detail at Nkamouna. Map survey points are accurate to within 1centimeter (X, Y, and Z) and are contoured at 1 and 2 meter intervals. All pits and drillholes are plotted on this topographic map base. EGIS who later purchased SCET still provides the bulk of surveying required by GeoCam and completed on the surveying in the Mada resource area in 2008 and 2009.

During 2008 and 2009, GeoCam conducted significant infill and step out drilling and pitting in both the Nkamouna and Mada areas, including an additional 975 drill holes at Nkamouna and 1,012 drill holes at Mada. These new data form the basis for the updated mineralized material estimates and the updated mineral reserve estimates that are expected later in 2010.

The geological logging scheme utilized for past and current drill programs is consistent with the stratigraphic units. The logging scheme has evolved over the history of GeoCam’s work since 1995. All logging was carried out at the pit or drill site by qualified geologists, using standardized logging forms.

Drilling

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

Until the 2008 drilling program, most of the sampling at Nkamouna, and nearly all sampling in the other deposit areas, had been by pitting, with a lesser amount from drilling. In the Nkamouna and Mada areas more than 1,800 pits were hand dug through 2007. Geologists from the Cameroon Ministry of Mines, Water and Energy participated in the work to provide government oversight as well as training. In 1999 a total of 23 core drill holes were drilled in the northeast part of West Nkamouna, on an approximate 100-meter grid. The maximum depth reached was 33 meters, with an average hole depth of 26.1 meters, for a total of 600 meters drilled. A reverse-circulation drill was used between May 2002 and September 2003, when 176 holes totaling 3,690.25 meters were drilled at Nkamouna.

GeoCam completed an extensive exploratory drilling program in the Nkamouna, Mada and Rapodjombo deposits in 2008. GeoCam has received assay and other testing results from the 2,054 drill holes totaling 54,900 meters completed and 48,095 samples collected which were analyzed by SRK in completing the Nkamouna Technical Report.

Pit Data

A significant proportion of Geovic’s assay sampling results (~46%) have been derived from hand-dug pits. Geovic has historically referred to the test pits as both “pits” or “shafts.” In this report, SRK uses the term “pits,” which is more customary in laterite exploration, and avoids the impression that they are machine-dug openings of great depth (i.e., “shafts”). In the Nkamouna and Mada areas, GeoCam has excavated 1,898 pits. The pit sampling program continued during drier weather in East Nkamouna, the area east of the Kongo-Ndu road, until September 2004. Five additional pits were dug in 2006, and an additional 302 pits were dug at Nkamouna (225) and at Mada (77) during the 2008-2009 field season. The density of pitting varies from about 50 x 50 meters to 150 x 200 meters, but is not uniformly gridded.

Trench Data

Two trenches have been excavated at Nkamouna. Dug by hand, the first trench is up to 8.5m deep, has a 5m north-to-south cross trench in the middle and extends 20 meters east from the site of Pit 923. The trench is located on the western edge of the Nkamouna plateau, west of some natural exposures of ferricrete, at a location where the Upper Limonite appears to have been removed by erosion. Most of the trench exposes only ferricrete, and does not reach adequate depth to expose the ferralite or saprolite. The trench site was selected by Geovic primarily to determine whether blasting will be necessary in the ferricrete. The trench was thoroughly channel-sampled and assayed by Geovic, but these results were not used in the resource estimation.

The second trench was excavated between January and May of 2007 in the SE part of Nkamouna near Pits 989, 1251, 1268 and 1269. This trench was excavated with bulldozers and included deepening by hand dug pits. SRK Consulting visited this trench during the 2009 site visit, and assay results from this trench have been reviewed. Selected grab samples were also collected from this trench during the site visit, and were subsequently manually upgraded by site personnel as a demonstration of the physical upgrading process. These data from the second trench have not been utilized in the resource estimation process.

Drillhole Data

United Nations Drillholes.

The first documented samples taken at Nkamouna were the eleven holes drilled by the UNDP in the mid 1980’s. The UNDP used a J.K. Smit Model 300 diamond-drill rig. SRK has not examined the original drill core or logs from these initial 11 holes. The UNDP holes were undertaken several years prior to Geovic’s investigations. The drill apparatus, technical personnel, sampling procedures, and assaying practice were different from those used subsequently by Geovic, and the protocols utilized by UNDP with regard to quality assurance/quality control were not necessarily to industry accepted guidelines.

Geovic Core Drillholes.

Subsequent to the UNDP holes, no further drilling was undertaken at Nkamouna until Geovic’s core-drilling program in 1999, after many hundreds of test pits had been completed and an exploration permit was obtained over the mineralized areas. The first rig utilized was a trailer-mounted 20hp core drill which could be manually manoeuvred along forest trails to minimize environmental impacts in prospective areas. A total of 23 holes were drilled (NKM-21 to NKM-43) in the northeast part of West Nkamouna, on an approximate 100 meter spaced grid. The maximum depth drilled was 33 meters, with an average hole depth of 26.1 meters, for a total of 600 meters.

Recovery was generally good. In the limonite horizons (upper and lower), core recovery was 90% on average, and ranged between 40 and 90% in the breccias. In the saprolite, core recovery was consistently below 70% with values as low as 30% recorded in zones containing serpentinite fragments. As most of the potentially economically-mineralized material at Nkamouna and Mada is located within Lower Ferricrete breccia and ferralite zones, core recovery in these zones of interest generally exceeds an average of 88%.

Reverse-Circulation Drillholes.

In 2002, Geovic imported an Australian-designed, truck-mounted reverse-circulation machine. Holes drilled with this machine are referred to in historic GeoCam reports as “air core” holes, only drill cuttings are produced, and the drilling methods are most accurately described as reverse circulation drilling. This drilling rig uses three chisel-type or finger-type tungsten carbide bits to cut the laterite, and recovers material by air or water flushing through the inner pipe of a double-walled reverse circulation recovery system, from the bit to the surface. The outer tube has an external diameter of 74.4 millimeters, while the inner tube has an internal diameter of 36.6 millimeters. The drill uses compressed air or water with Baroid drilling mud at 150 pounds per square inch pressure as the drilling fluid. Water was used to flush the drill stem and bit while samples were collected at the cyclone using one-meter sample runs. The drill pipe used is in conventional 3 meters lengths. A two-person drill crew and three labour assistants attend the drill, supervised by a geologist. Setup time and tear-down time is 5 to 10 minutes. A 30 meter hole can typically be drilled in 2 hours, when no drilling difficulty is encountered.

The reverse-circulation drill was used between May 2002 and September 2003, when 176 holes (NKM 1,010 to 1,185, plus NKM-3.3) totaling 3,690.25 meters were drilled at Nkamouna. Most of these holes were drilled as fill-in holes on a series of lines which had already been sample by pitting, generally at distances greater than 100 meters between drillholes. Several of these were twins (within 5 meters) of previous pits, and several others were later twinned by test pits sunk on the drillhole collar. About 20 holes were drilled on a tight grid of approximately 15 x 15 meters in West Nkamouna, to test the short-range variability from one hole to the next. The drill rig is currently stored at the Kongo Camp of GeoCam.

Drilling during the period 2004-2009 was conducted using identical drilling equipment to previous programs, targeting infill holes at Nkamouna and infill/step-out holes at Mada.

Drilling—Interpretation

SRK Consulting has conducted a detailed review of all historic and current drilling and pitting program data, and is of the opinion that the methodology used to collect the samples and that the current sample spacing is adequate for use in resource estimation. SRK Consulting notes that the historic core sample analyses conducted by GeoCam are adequate, but is of the opinion that the larger sample sizes afforded by pit and reverse circulation samples are more appropriate, given the coarse grain size and highly variable distribution of asbolane, which is the mineral of economic significance in the Nkamouna and Mada deposits.

Sampling and Analysis

GeoCam maintains a sample-preparation facility at the Kongo Camp, where samples are prepared for assay. Most of the early sample points were exposed and sampled by test pits, dug using simple hand tools by local labor crews. SRK reviewed the pre-2008 sampling procedures and the 2008-2009 procedures in detail.

Sample intervals in pits generally varied between 0.5 and 1.65 meters. Each interval was logged by color and texture, and by mineralogy where noted. All samples were analyzed for nickel, cobalt, manganese, chromium, copper, zinc, lead and MgO. Composites representing 5 to 10 meters were analyzed for Fe2O3.

SRK and PAH found that Geovic personnel, and contractors paid close attention to sampling and sample-processing techniques, and have varied the techniques from time to time, based on careful analysis of results, including comparisons between different methods. Geovic believes that collection and handling of samples met or exceeded industry standards for laterite projects, and that any limitations on precision and accuracy of samples are those limitations inherent in the laterite deposits themselves and in assaying technology.

Altogether, more than 56,000 Nkamouna, Mada and Rapodjumbo samples were assayed for cobalt and nickel during 1995-2009. Many of these samples were also assayed for manganese and various other appropriate methods were used for occasional analyses of 34 other elements (Pb, Zn, Cu, Cr, V, Mg, Al, Sc, Zr, MgO, SiO2, etc.) for bulk samples and other specialty samples.

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

Sampling

GeoCam maintains a sample-preparation facility at the Kongo Camp, where samples from drill holes and pits are prepared by GeoCam employees for assay. SRK reviewed the sample preparation procedures in detail.

Upon arrival from the field in polyethylene woven bags, the samples are stored in a sheltered location until processed. As each bag was opened, the sample was placed in a steel tray for drying, and an aluminum tag bearing the sample information on the sample bag placed on the tray. After drying in a wood fired oven, the sample was quartered and placed in a clearly labeled plastic bag, with the sample location and interval number recorded. Another aluminum tag was prepared which accompanied the sample, in transit to the U.S. The aluminum tag placed in the steel tray before oven drying remained with the control sample on the shelves in the storage facility at the Kongo Camp. All samples are clearly labeled as organized.

Upon removal from the oven and cooling, each sample was visually inspected for the presence of oversize material (coarser than approximately 2 centimeters). Oversize material was manually crushed in a mortar and pestle and returned to the sample tray. At this point, the dried sample was inspected again by a geologist to ensure that the on-site logging did not miss important geological features due to excessive drilling mud or poor lighting. The sample was then split in a Jones-type riffle splitter with openings measuring 10 millimeters. Normally a 200 gram dried sample was collected for ferralite and a 500 gram sample for breccia and bagged for shipment to the assay lab. The shipment of samples followed industry accepted procedures regarding chain of custody. Samples were shipped by vehicle to GeoCam’s office in Yaoundé, the capital of Cameroon, where they were delivered to a common carrier for air-freighting to North America.

SRK reviewed the sampling procedures that Geovic personnel and Mintec, Inc. implemented during the previous and current drilling and pitting programs and concluded that the collection and handling of samples met or exceeded industry standards.

Assaying

During the period 2003-2009, all samples were shipped to Actlabs (formerly ACTLABS-Skyline), Tucson, Arizona, for analysis.

Quality Control

The samples assayed by Actlabs were submitted to both Actlabs’ and Geovic’s independent QA/QC checks. The use of second splits and sample standards are universally recognized methods to provide confidence in the assaying reliability.

The Actlabs laboratory runs assay batches of 24 prepared pulp samples, comprising 20 samples plus repeats on the 1st and 20th samples of each batch, in addition to two in-house standards. One sample per client’s submitted batch of 20 was reweighed along with both an in-house and a certified reference standard of known Co-Ni-Mn content. Actlabs internal checks allow for a maximum acceptable variance of 2% for duplicates and standards. Given its ISO and CAN-P-1579 certifications, Actlabs is required to have a suitable program in place for periodic round-robin inter-laboratory comparisons.

Historic Nkamouna Reserve Estimates

Mineable reserve estimates were made by PAH in the 2008 PAH Report and the information in this section is excerpted from the 2008 PAH Report. Geovic Mining expects that the FSU, which will contain a revised reserve estimate, a review of an updated mine plan, estimated construction and capital costs, operating expenses and future cash flow from mining operations at the Nkamouna Project, will be completed in the third quarter of 2010.

The Nkamouna deposit ore would be subjected to physical upgrading (PUG) consisting of crushing, attritioning and particle sizing. The PUG plant basically consists of a receiving hopper and two stages each of crushing, attritioning and particle classifying to produce a coarse, higher-grade concentrate, a low-grade middlings and fine tailings. The concentrate will be conveyed to a receiving bin at the process plant. As approximately 60% of the cobalt is concentrated in only 20.5% of the ore weight, the process plant size would be much smaller and financial performance would be dramatically improved when the ore is physically upgraded prior to final processing in the Metal Recovery Plant (MRP).

Economic evaluation criteria were based on supplying a fixed 2,000 tonnes ore per day (“tpd”) of product from the PUG plant to the process plant at an average of 1.87:1 Waste:Ore ratio. This yielded an average mine production rate of 23,000 tpd with approximately 8,000 tpd of ore, and a maximum of 28,000 tpd for equipment sizing and operating cost estimation.

A cutoff grade of 0.175% ferralite-equivalent cobalt was used by PAH to define the Nkamouna Mineral Reserves described in Table 1 below.

The mineral reserves presented in Table 1 are classified as a Proven plus Probable, and all are in the Nkamouna deposit. Reserve calculations are from the 2008 PAH Report using data then available (not including results of the 2008-2009 drill program). The historical reserves estimates are presented for reference purposes only and do not represent current reserves.

TABLE 1

Nkamouna

Mineral Reserve Statement

CLASSIFICATION(1)	MINERALIZED ZONE					CONTAINED
	Tonnes (1,000’s)		% Co	% Ni	% Mn	Co (M lbs)	Ni (M lbs)	Mn (K tonnes)
Proven	28,868		0.264	0.690	1.406	—	—	—
Probable	25,874		0.230	0.683	1.250	—	—	—

TOTAL(2)(3)	54,742	(4)	0.248	0.687	1.331	299	829	728

(1)	The historic proven and probable mineral reserves for the Nkamouna Project were estimated in accordance with definitions set out in NI- 43-101 and in reliance on the 2008 PAH Report prepared by PAH under those regulations. We believe that the mineral reserves were estimated on a basis consistent with the definition of proven and probable reserves prescribed for use in the U.S. by the SEC and as set forth in Guide 7.
(2)	The above estimate of reserves was completed at a time when GeoCam planned to produce cobalt, and nickel and manganese as finished products. GeoCam may initially produce a mixed Cobalt-Nickel sulfide product (MSP) and manganese carbonate from the mining and processing at the Nkamouna Project.
(3)	We expect to increase the cutoff grade of cobalt in the ore we mine and process at the PUG plant and MRP at the Nkamouna Project from that used in the above estimates. Such an increase would reduce the reserves while accelerating the expected economic return from mining and processing.
(4)	PAH used a cutoff grade of 0.175% ferralite equivalent cobalt, and a three year average price for the period ending October 2007 of $20.18 per pound of cobalt and $11.16 per pound of nickel.

Mineralized Material

This section describes the geologic modeling and the estimate of mineralized material for the Nkamouna and Mada deposits based on the Nkamouna Technical Report.

Nkamouna/Mada Geologic Model

Total mineralized material was calculated for the Nkamouna and Mada deposits using a three-dimensional block model to estimate cobalt, nickel, and manganese grade for individual blocks with dimensions of 10 by 10-meters horizontal by 1-meter vertical. In addition, lithology codes and ore classification codes were defined for each block. The estimation was done using Datamine Studio 3.0 geologic modeling software by Ore Reserves Engineering (“ORE”).

A top-of-mineralization, or “TOMI,” model was created by ORE so that the top of mineralization in each drill hole was at a constant elevation. The advantage of this model is that the optimum correlation between the metal grades is horizontal and the shape and continuity of the mineralization can be viewed directly on plan maps. This model also went through several iterations of editing/remodeling to remove inconsistencies in the data from shallow holes that did not penetrate the top of mineralization and from multiple pits and drill holes within a few meters of each other.

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

The mineralized material is summarized in Table 2 below. These estimates of mineralized material include the results of all prior drilling on the Nkamouna and Mada deposits through 2009.

Table 2

Nkamouna/Mada Mineralized Material Statement(1)

Deposit	Tonnes (kt)	Average Grade
		Co (%)	Ni (%)	Mn (%)
Nkamouna	80,723	0.23	0.67	1.25
Mada	39,876	0.23	0.59	1.43

Total Mineralized Material(2)(3)	120,599	0.23	0.65	1.35

Note: Mineralized Material is not mineral reserves and do not have demonstrated economic viability.

(1)	Prepared by SRK and included in the Nkamouna Technical Report. All figures have been rounded to reflect the relative accuracy of the estimates. Reported at cut-off grades of 0.12 and 0.23% cobalt contained within ferralite and breccia, respectively.
(2)	This estimate is applicable to the Nkamouna and Mada deposits. The historical reserve estimate prepared by PAH and included as “Historical Mineral Reserves” in Table 1 is inclusive of the Nkamouna deposit and mineralized material previously included in the historical mineral reserves, which can no longer be classified as such under guidelines of N.I. 43-101, are included in this mineralized material estimate. Assumptions used for estimating the historical reserves in Table 1 are different than those used in the mineralized material estimate above.
(3)	SRK has made no estimate of reserves at Nkamouna and Mada deposits. Any future estimate of reserves in included in the Nkamouna and Mada deposits based on the above information will be significantly different than the historical reserves described in Table 1.

“Mineralized material” as used in this report, although permissible under Guide 7, does not indicate “reserves” by SEC standards. Geovic cannot be certain that any part of these deposits will ever be confirmed or converted into Guide 7 compliant “reserves.” The reader is cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

Markets and Metal Prices

Cobalt is a metal used in many diverse industrial and military applications with the leading uses in rechargeable batteries (approximately 21 percent)., and super-alloys (approximately 20 percent, principally for gas turbine engines). Cobalt is also used to make specialty magnets (7 percent); other alloys used for corrosion and wear resistance (16 percent); catalysts for the petroleum and chemical industries (11 percent); drying agents for paints, varnishes, and inks and adhesives for radial tires (9.5 percent); porcelain enamels, dyes and pigments (11 percent); and magnetic recording media (4.5 percent).

Cobalt Prices are published by Metal Bulletin (www.metalbulletin.com). Commencing February 22, 2010, cobalt began trading on the London Metal Exchange (LME).

Nickel is a principal metal traded on the LME and has total price transparency. Prices are quoted on the LME (www.lme.com) for 99.8 percent US Spot cathode nickel and cobalt.

The following table reflects the reported annual spot prices for cathodes for cobalt and nickel as reported by Metal Bulletin for Cobalt and London Metals Exchange for nickel for each of the last five years, and the last reported price in December 2009.

	Year end 2009	Average Annual Prices
		2009	2008	2007	2006	2005
Price per pound cobalt	$21.00	$17.88	$39.41	$29.94	$16.95	$16.18
Price per pound nickel	$7.74	$6.64	$9.57	$16.88	$11.00	$6.69

United States Mining Leases And Claims

We are also engaged in the strategic acquisition, exploration and development of other mineral properties to diversify our portfolio of mineral exploration and development opportunities. To that end, in 2007 and early 2008 we actively leased mineral properties and staked mining claims in the United States through our wholly-owned subsidiary, Geovic Energy.

Arizona Properties

Through geologic mapping and geochemical sampling, the Company identified several new areas of gold, uranium and other mineralization in the Whetstone Mountains, located approximately 40 miles southwest of Tucson, Arizona in 2007. Accordingly, the Company located 51 federal lode claims covering approximately 1,000 acres in the area of expected uranium-gold mineralization in the northern Whetstone Mountains in 2007. The pre-Cambrian hosted shear zones also appear to contain anomalous fluorite, copper and gold. Based upon its initial findings, the Company leased approximately 11.2 square miles of state of Arizona mineral lands in the vicinity of the gold occurrence.

The Whetstone Mountain area where the claims are located was previously explored for uranium in the 1970s and 1980s by Rocky Mountain Energy (Union Pacific Railroad) and Unocal (Union Oil Co of California). Mining claims and other mineral properties held by those entities were abandoned by 1990. The Company has discontinued uranium exploration activities in the area, but continues to explore for gold mineralization in the pre-Cambrian hosted structures. In late 2009 the Company conducted a broad surface sampling survey on and near controlled properties, and results are being evaluated.

Colorado/Wyoming Properties

We also targeted and in 2007 and 2008 acquired fee mineral leases over the known uranium deposits in the Denver-Cheyenne Basin of northeastern Colorado and southeastern Wyoming. These 10-year mineral leases cover approximately 15,500 acres believed to host historical uranium deposits at depths ranging from 120 feet to 600 feet below the surface. These deposits were evaluated by other operators in the 1970s and 1980s, including PowerCo, AMAX, Wyoming Minerals and Unocal. Through the leases it now holds, Geovic Energy has control over much of the known mineralized area in eastern Weld County, Colorado and Goshen County, Wyoming.

In 2008, we participated in a uranium claim staking venture in Sweetwater County, Wyoming and acquired an interest in 571 federal mining claims. We allowed these interests to expire in 2009, due primarily to declining uranium prices.

Until uranium prices declined significantly beginning in mid-2008, we intended to begin development-drilling programs to confirm mineralization present on these uranium properties, in preparation for establishing reserves. However, these plans have been deferred until more dependable commodity pricing can be expected. We now intend to seek third parties to join in future efforts to explore and develop our remaining uranium prospects.

As of March 1, 2010 we hold undeveloped interests in the following properties:

Undeveloped Uranium Fee Leases

Denver-Cheyenne Basin

Number - Leases	Gross Acres	Net Acres
Weld County, CO 120	57,007	16,557
Goshen County, WY 85	95,227	46,940

Mining Claims—Undeveloped

Number of Claims – BLM	Gross and Net Acres	Name of our Project
Wyoming 10	200	Goshen Hole
Arizona 51	1054	Whetstone

State Mineral Exploration Permits and Leases

Number of permits	Gross and Net Acres	County
Arizona 13	7163.44	Pima and Mohave
Colorado 22	12,240	Weld

Other Activities

In 2009, we organized three subsidiary corporations, including Geovic Mineral Sands Corp. and one corporation in each of France and New Caledonia. In 2009, we commenced prospecting activities in New Caledonia.

ITEM 3.	LEGAL PROCEEDINGS

We know of no pending or contemplated legal proceedings which we are involved which could materially affect our business or the business of any of our subsidiaries.

Executive Officers

The following table sets forth certain information, as of March 24, 2010, with respect to our executive officers.

Name	Age	Position
John E. Sherborne(1)	65	Director, Chief Executive Officer of the Company and Geovic Ltd.
William A. Buckovic(2)	60	Director, Executive Vice President, President, Geovic Ltd., and Geovic Mineral Sands Corp.
David C. Beling(3)	68	Executive Vice President, Chief Operating Officer
Greg C. Hill(4)	60	Executive Vice President, Chief Financial Officer
Gary R. Morris(5)	65	Senior Vice President, President of Geovic Mineral Sands
Barbara A. Filas(6)	55	Executive Vice President, Chief Administrative Officer
Conrad Houser(7)	64	Senior Vice President, President of Geovic Energy Corp.
Alan W. Peryam(8)	64	Senior Vice President, General Counsel
Shelia I. Short(9)	58	Corporate Secretary
Richard Howe(10)	64	Managing Director of Geovic Cameroon, PLC
Diane M. Hartnett(11)	48	Controller, Chief Accounting Officer

(1)	Mr. Sherborne joined Geovic, Ltd., the Company’s present subsidiary as Executive Vice President, Corporate Development in 2002 and was previously a consultant to Geovic. He was appointed as CEO of Geovic in March 2004 and Chairman in August 2004. He has been Chief Executive Officer of the Company since completion of the RTO in December 2006. He has held senior management positions in international energy and mineral resources businesses for more than 30 years.
(2)	Mr. Buckovic is the founder and President of Geovic, Ltd., and has been President since 1994. He became President of the Company upon completion of the RTO in December 2006, and Executive Vice President in 2009. Mr. Buckovic has been active for over 37 years in the mineral exploration and development business, including the discovery of several major mineral deposits.
(3)	Mr. Beling has been Senior Vice President, Operations of Geovic, Ltd. since January 2004; Senior Vice President and COO of the Company from December 1, 2006 to present and was an independent consultant from January 1997 through January 2004.
(4)	Mr. Hill has been Executive Vice President and Chief Financial Officer since January 1, 2010, and was Senior Vice President and CFO for Geovic, Ltd. and the Company from October 2007 until December 2009, and he was Acting CFO of Geovic, Ltd. from August 2006 and for the Company from December 1, 2006 until October 2007. Mr. Hill has also been the President of Englewood Capital, LLC, a private consulting company since November 2001.
(5)	Mr. Morris has been Senior Vice President, Geovic Ltd. since January 2001 and Senior Vice President of the Company since December 1, 2006. Mr. Morris was Managing Director of Geovic Cameroon PLC through May, 2008 and Chairman of the Board of Geovic Cameroon PLC until February 17, 2009.

(6)	Ms. Filas was Senior Vice President, Corporate Development from February until June 2009, when she was appointed Executive Vice President and Chief Administrative Officer. During the five years before joining the Company Ms. Filas was the President of Knight Piésold and Co., a privately held Colorado corporation that provides consulting services to the Company and other clients.
(7)	Mr. Houser has been President of Geovic Energy Corp. and Senior Vice President of Geovic Mining Corp. since September 2008. From October 2008 through August 2009 he was also an expert witness and litigation advisor contracted to several companies. From February 2007 until late 2007 he was the CEO of Shoshone Silver Mining Company (OTC-BB) and Sterling Mining Company (TSX). From December 1996 through January 2007 he was Vice President of Legal and Management Affairs for Norwest Corporation, a consulting group.
(8)	Mr. Peryam has been Senior Vice President and General Counsel of Geovic Mining Corp. since October 2008. From June 1, 2007 to December 31, 2008 he was the owner of Alan Peryam LLC (a law firm) and of counsel to the law firm of Zupkus & Angell P.C. From 1996 through May 31, 2007 Mr. Peryam was in private practice of law in Denver, Colorado.
(9)	Ms. Short has been Corporate Secretary since December 1, 2006 and Executive Assistant, Geovic, Ltd since July 2000.
(10)	Mr. Howe has been Managing Director and a Director of Geovic Cameroon plc since June 1, 2008. From 2002 until joining Geovic Cameroon he was Chairman of Intelligentsia SA, an electronic financial services company. He is a Director of Guinness Cameroon SA and sits on its audit committee, a Director of CCEI Bank Equatorial Guinea, and West Africa representative of D1 Oils plc, a London AIM registered alternative energy Company. He is Founding Chairman of the West Africa Business Association Cameroon and a member of the Cameroon Prime Minister’s Investment Council.
(11)	Ms. Hartnett has been Controller since June 22, 2009. She has 17 years of experience in public accounting, the majority spent within the mining industry. From 1997-2008, she worked in positions of increasing responsibility within Cameco Corporation, culminating in the role of Chief Financial Accountant (Comptroller) for Cameco subsidiary Kumtor Operating Company (Centerra Gold), from 2004-2008. Prior to Cameco, Ms. Hartnett spent five years in various accounting positions at KPMG.

ITEM 4.	[Reserved]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

The principal U.S. market in which our Common Stock, $.0001 par value per share is traded in the over-the-counter (bulletin board Symbol: “OTC-BB”)(Symbol: “GVCM”). Our stock is not traded or quoted on any automated quotation system. Our Common Stock is also listed on the Toronto Stock Exchange (“TSX”) under the symbol GMC. The following table sets out the reported high and low closing prices on the TSX and high and low bid prices on the OTC-BB for the periods indicated as reported by the exchanges.

		OTC-BB (US$)		Toronto Stock Exchange (CDN$)
		High	Low	High	Low
2010	1st quarter (through March 24, 2010)	0.90	0.67	0.92	0.67

2009	4th quarter	0.67	0.51	0.69	0.55
	3rd quarter	0.73	0.50	0.81	0.55
	2nd quarter	0.62	0.39	0.72	0.46
	1st quarter	0.60	0.35	0.75	0.46

2008	4th quarter	0.74	0.36	0.91	0.49
	3rd quarter	1.40	0.55	1.38	0.55
	2nd quarter	1.58	1.07	1.60	1.10
	1st quarter	1.85	1.19	1.73	1.21

On March 24, 2010, the last reported sale price of the Common Stock on the OTC-BB was $0.67 and on the TSX was Cdn$0.67. As of March 24, 2010, there were 103,724,508 shares issued and outstanding, and we had approximately 454 registered stockholders of record.

Dividends

We have not paid dividends since the RTO. While any future dividends will be determined by our directors after consideration of earnings, financial condition and other relevant factors, it is currently expected that available cash resources will be utilized in connection with our ongoing business operations.

Price Range of Warrants

We have three outstanding classes of publicly-traded warrants, all traded on the Toronto Stock Exchange. We issued 2,999,996 transferable warrants December 1, 2006 (“GMC.WT”), 10,800,000 warrants in connection with an Offering completed March 7, 2007 (“GMC.WT.A”) and 4,792,100 warrants with exercise prices respectively of $2.75, $3.00 and $5.00 Cdn per share in connection with the Offering completed April 27, 2007 (“GMC.WT.B”). The warrants expire five years from the date of original issuance. All three series of warrants were listed on the TSX on November 16, 2007. The following table sets out the reported high and low closing sales prices for the warrants for the last two fiscal years, as reported by the TSX.

Series and Year		(Cdn$)
		High	Low
Warrant GMC.WT
2009	1st quarter	0.04	0.03
	2nd quarter	0.04	0.02
	3rd quarter	0.15	0.01
	4th quarter	0.07	0.02

2008	1st quarter	1.22	0.60
	2nd quarter	0.66	0.35
	3rd quarter	0.60	0.13
	4th quarter	0.12	0.02

Warrant GMC.WT.A
2009	1st quarter	0.05	0.02
	2nd quarter	0.05	0.02
	3rd quarter	0.11	0.02
	4th quarter	0.08	0.03

2008	1st quarter	1.10	0.56
	2nd quarter	0.53	0.31
	3rd quarter	0.44	0.09
	4th quarter	0.12	0.02

Warrant GMC.WT.B
2009	1st quarter	0.02	0.01
	2nd quarter	0.02	0.01
	3rd quarter	0.04	0.01
	4th quarter	0.03	0.02

2008	1st quarter	0.48	0.25
	2nd quarter	0.32	0.10
	3rd quarter	0.20	0.06
	4th quarter	0.05	0.01

On March 24, 2010, the last reported sale prices of the warrants on the TSX were: Warrant GMC.WT: Cdn$0.045; Warrant GMC.WT.A: Cdn$0.08 and Warrant GMC.WT.B Cdn$0.06. On that date there were outstanding 2,996,996 GMC.WT Warrants, 10,800,000 GMC.WT.A Warrants and 4,792,100 GMC.WT.B Warrants.

Transfer Agent for Shares and Warrants

The registrar and transfer agent for the Company’s Common Stock is Computershare Trust Company Inc., 250 Royall Street, Canton, Massachusetts 02021 and Computershare Trust Company of Canada, 100 University Avenue, 9th Floor, Toronto, Ontario, Canada MSJ 2Y1 is co-transfer agent. The registrar and transfer agent for the warrants is Computershare Trust Company of Canada, 2nd floor, 510 Burrard Street, Vancouver, British Columbia, V6C 3B9.

Performance Chart

The following chart compares the total cumulative Stockholder return, assuming dividend reinvestment, for Cdn$100 invested in shares of Geovic Mining on December 4, 2006 with the cumulative total return, assuming dividend reinvestment, of the S&P/TSX Composite Index and the S&P TSX Global Mining Index for the period from December 4, 2006 to December 31, 2009. The share price historic performance as set out in the graph does not necessarily indicate future price performance.

	Dec. 4/2006		Dec. 31/2006		Dec. 31/2007	Dec. 31/2008	Dec. 31/2009
Value based on $100 invested in Geovic Mining Corp.	$100		106.00		67.60	20.00	25.60
Value based on $100 invested in S&P/TSX Composite	$100		100.46		107.66	69.95	91.42
Value based on $100 invested in S&P/TSX Global Mining Index	N/A	*	N/A	*	100.00	73.70	112.42
*Index has only been in existence since June 2007

Note: All figures in this table are in Canadian dollars. At March 18, 2010, the exchange rate quoted by Oanda Corporation (www.oanda.com), was $1.00 to Cdn$1.0109.

Exchange Controls

There are no governmental laws, decrees or regulations in Canada, where our common shares and warrants are publicly traded, that impose foreign exchange controls.

ITEM 6.	SELECTED FINANCIAL DATA

Set forth below is selected consolidated financial information for each of the five years ended December 31, 2005 through 2009. We selected the balance sheet data and statement of operations information for the five years from our audited financial statements. The financial statements from which this information is derived for 2005 and 2006 reflect the financial position and results of Geovic, Ltd., which was the acquiring entity in the RTO for financial reporting purposes.

You should read the information presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes included elsewhere in this Report.

Selected Financial Data

(in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations Data

Exploration costs	$10,966	$27,464	$9,189	$3,465 (1)	$872 (1)
General and administrative	8,236	6,382	3,276	1,593	909
Stock based compensation	972	2,466	2,111	1,052	959
Change in fair value of warrants	116	—	—	—	—
Interest and bank charges	55	152	59	9	2
Depreciation	734	244	76	39	78
Mineral property impairment	—	3,244	—	—	—
Interest income	(112)	(1,132)	(3,235)	(176)	(1)
Income tax expense (benefit)	(75)	(436)	(414)	860	—
Noncontrolling interest	(4,601)	(11,501)	(3,214)	—	—
Net loss for the year	(16,291)	(26,883)	(7,848)	(6,842)	(2,819)
Weighted average outstanding shares(2)	103,016	102,399	92,047	44,009	38,242
Loss per share	(0.16)	(0.26)	(0.09)	(0.16)	(0.07)

Balance sheet data (end of period):

Cash and cash equivalents	49,153	64,184	78,479	9,374	935
Total assets	54,129	70,524	82,936	9,732	1,171
Total liabilities	5,224	6,351	1,794	2,014	521
Stockholders’ equity	39,040	55,029	79,264	7,718	650

(1)	The Exploration costs in 2005 and 2006 relate only to the Cameroon Properties.
(2)	Outstanding shares in 2005 have been adjusted to reflect the effect of the 2 for 1 stock split completed in connection with the RTO.

Summary of Quarterly Results

The table below sets forth quarterly results for the eight quarters ending December 31, 2009:

	2009				2008
	Fourth	Third	Second	First	Fourth	Third	Second	First
Exploration costs	$3,093	$1,991	$2,955	$2,927	$9,716	8,770	5,798	3,180
General and administrative	2,181	1,877	2,125	2,053	2,562	1,449	1,391	980
Stock based compensation	159	233	351	229	356	528	531	1,051
Change in fair value of warrants	(107)	10	334	(121)	—	—	—	—
Interest and bank charges	12	13	15	15	152	—	—	—
Depreciation	209	207	190	128	92	65	64	23
Mineral property impairment	—	—	—	—	3,244	—	—	—
Interest income	(4)	(5)	(63)	(40)	(46)	(283)	(339)	(464)
Income tax expense (benefit)	—	(2)	(73)	—	(436)	—	—	—
Noncontrolling interest	(1,193)	(901)	(1,292)	(1,215)	(4,087)	(5,536)	(560)	(1,318)
Net loss attributed to Geovic	(4,350)	(3,423)	(4,541)	(3,977)	(11,553)	(4,993)	(6,885)	(3,452)
Loss per share	(0.04)	(0.03)	(0.04)	(0.04)	(0.11)	(0.05)	(0.07)	(0.03)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an analysis of our capital resources and liquidity at year end 2009, and financial results for the years ended December 31, 2009 and 2008 compared to previous years. All amounts are presented in U.S. dollars unless indicated otherwise. Reference should also be made to the financial statements filed with this report and the Company’s other disclosure materials filed from time to time on www.sec.gov or the Company’s website at www.geovic.net.

Business

We are engaged in the business of exploring and developing a cobalt, nickel, and manganese mining project in Cameroon through our majority-owned (60%) subsidiary, Geovic Cameroon, PLC (“GeoCam”), a financially dependent public limited company duly organized and incorporated under the laws of the Republic of Cameroon. We also engage in exploration, land acquisitions and investments of other minerals that we believe would provide high-quality diversification opportunities in the United States.

Our future success will be largely dependent on our ability to finalize, and secure financing for, a development plan to mine and process the mineral reserves on GeoCam’s Nkamouna Project, the first of several deposits we have located on the Cameroon Properties. A feasibility study on development of a cobalt-nickel mine and mineral processing facility, delivered in November 2007, estimated that total capital, pre-opening and initial operating expenses for the Nkamouna Project in Cameroon would be approximately $397 million. An optimization study by other outside consultants to review and improve the efficiencies was completed in September 2008 (“2008 OS”) and estimated total capital construction costs (exclusive of escalation) and pre-production operating expenses at approximately $379 million including additional processing equipment required to recover manganese carbonate. In addition, working capital required during startup and commissioning was estimated at $38 million.

The Company and minority shareholders of GeoCam concluded in the fourth quarter of 2008 that debt and equity financing and commencement of construction at the Nkamouna Project would be delayed indefinitely due to worldwide financial turmoil. While delaying the construction and financing process during 2009, we have undertaken to review technical and metallurgical aspects of planned metal processing at the Nkamouna Project in an effort to facilitate financing by improving process efficacy and projected profitability and reducing capital costs and process risk. GeoCam engaged a third consulting firm to prepare a Feasibility Study Update (“FSU”) which is expected to be completed in the third quarter 2010. In addition, we reduced the level of pre-construction activity in Cameroon, including reduction of GeoCam staffing during 2009 and into 2010. We took this action because we concluded that the operating results forecast in the 2008 OS would not support financing, particularly under the turbulent late-2008 economic conditions. Such conditions have historically been accompanied by lower demand and falling prices for certain commodities. Significant declines in prices for cobalt, nickel and manganese which began in mid-2008 could also impair the availability of and completion of project debt and equity financing. Cobalt prices rose moderately in late 2009, to approximately $20 per pound at year end.

GeoCam reduced its activities in 2009 and generally limited activities to those expected to enhance the value and ultimate development of the Nkamouna Project We plan to continue this cautious approach until we are reasonably satisfied that Nkamouna Project debt and equity financing in required amounts can be completed and that world-wide financial and commodities markets have improved.

We had consolidated cash and cash equivalents of approximately $49.2 million at December 31, 2009, of which $46 million was held in the U.S. Due to the delay of commencement of construction at Nkamouna and the current level of planned and committed expenditures for 2010, we do not plan to raise debt or equity capital until late 2010 at the earliest.

Securing required financing to develop the Nkamouna Project will also be dependent on numerous additional factors affecting the expected economics of the Nkamouna Project, including: availability and cost of capital, market conditions and demand for the intermediate metal products to be produced, satisfying lenders that mineral processing and the financial returns forecast in any development plan will be achievable from a technical standpoint, arrangement of metal sales agreements and the pricing and terms of such agreements, cost trends and availability of mining and processing equipment as well as operating materials and services necessary to develop and operate the properties, existing environmental and reclamation commitments, compliance with any additional government requirements or approvals associated with project development and operation, political unrest, geopolitical developments, and the relative competitive position of existing and prospective cobalt and nickel projects worldwide. Other significant factors affecting development of the Nkamouna Project include operating the Nkamouna Project through GeoCam as a separate Cameroonian entity, GeoCam’s ability to recruit, train and retain a stable local workforce and qualified mining professionals manage mine development, construction and operation, and the logistical challenges of operating the project in a relatively undeveloped, remote area in Cameroon.

We are the majority shareholder of GeoCam; however, as a matter of policy, we do not take major strategic actions at GeoCam without general concurrence by the minority shareholders. We view a good working relationship with the minority shareholders of GeoCam as imperative to the future success of the Nkamouna Project. Two of five GeoCam directors are appointed by the minority shareholders.

Capital Resources and Liquidity

At December 31, 2009 we had approximately $49.2 million of cash and cash equivalents on a consolidated basis, a decrease of approximately $15 million from December 31, 2008. Approximately $5.3 million in additional capital was paid to GeoCam by unaffiliated minority shareholders in 2009. Our cash is invested in U.S. dollar (“US$”) deposits and highly liquid money market funds, and GeoCam’s funds are held in the Cameroon branch of a large international bank. The money market funds in which we invested have not experienced losses during the recent financial crisis.

We do not anticipate generating revenue until operations at the Nkamouna Project begin. We believe that our cash resources will satisfy our capital and liquidity requirements at least through 2010 or longer, depending on GeoCam’s level of activity. We will be obligated to fund 60.5% of the future GeoCam cash requirements as specified in the GeoCam shareholder agreement. We anticipate that $10.5 million of our available cash will be used to meet our share of anticipated operating expenses in Cameroon in 2010. This amount will be determined by operating expenses during the last half of the year at the Nkamouna Project.

We expect our 2010 general and administrative expenses in the United States to total approximately $7.0 million, and that we will expend up to $3.5 million additional amounts for acquisition and exploration of mineral properties, or investment in other resource entities, in the United States and elsewhere in 2010. We expect that a significant portion of our cash resources will be expended or committed for these purposes through 2010 or later and that our cash balances will continue to decrease from quarter to quarter.

The GeoCam capital increases are funded by the shareholders of GeoCam in accordance with the respective ownership interests prior to the capital increase.

By year-end 2009, all but approximately $3.1 million of the 2008 $67 million capital increase had been called, and the balance was called in February 2010, of which we paid approximately $1.8 million. We will be obligated to fund 60.5% of the remaining GeoCam capital increases when cash calls are made and the unaffiliated minority shareholders will be obligated to fund the balance. We expect that the total GeoCam 2010 budget will be approximately $17.4 million of which approximately $11.0 million will be subject to further capital increases to be approved by shareholders and funded as called by the GeoCam Board.

Any future project debt financing for the Nkamouna Project will likely require GeoCam and its shareholders to furnish at least 40% of the total estimated capital, cost overruns and initial operating costs. Accordingly if the Nkamouna Project is to be developed, we may be obligated to contribute our proportionate share of capital prior to funding of project debt financing. Based on the current capital cost estimates for the Nkamouna Project, we do not expect to have sufficient cash available to satisfy this obligation at the time it will be required. Our ability to raise required additional capital for this purpose will depend on a number of factors that are partly or wholly outside of our control, including the disruptions of world-wide financial and other markets in 2008 and 2009 that are likely to continue to make it difficult for the Company, the minority shareholders and GeoCam to obtain the required equity financing. Terms of such financing, if available, may be dilutive to present stockholders.

During 2010 GeoCam expects to operate within a total budget of approximately $17.4 million, reflecting the technical evaluation and pilot testing currently underway aimed at reducing technical risk and improving estimated economic performance of the Nkamouna Project.

We also expect to complete other exploration activities commenced in 2008 and 2009 in the United States and elsewhere, for which we plan to spend approximately $3.5 million.

Based on our current budgeted 2010 expenditures, we anticipate that our year end cash and cash equivalents will be approximately $27 to $28 million.

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

Results of Operations

2009 compared to 2008

We have no material current revenue and expect to continue to generate losses and negative cash flows from operations for the foreseeable future.

We had a net consolidated loss of $16.3 million for the year ended December 31, 2009, a reduction of $10.6 million from the net loss of $26.9 million in 2008. The decrease in the loss in 2009 was mainly due to lower exploration expenses in Cameroon.

For 2009, our exploration costs decreased by $16.5 million to $11.0 million compared to $27.5 million for the prior year, mainly as a result of reduced exploration activity in Cameroon (including consulting activity on the Nkamouna project conducted in the United States). In 2009 property evaluation costs included in exploration costs decreased by $13.7 million and exploration office costs decreased by $2.8 million in Cameroon as we wound down our 2008 drilling and associated activity at the Nkamouna and Mada deposits.

General and Administrative expenses in the United States increased by $1.8 million to $8.2 million compared to $6.4 million in 2008. The increase is largely due to increased professional fees and salary expense as we had more employees in 2009. The remainder of the increase in 2009 was mainly related to additional insurance and Denver office expenses, none of which were paid in 2008.

Stock compensation expense decreased approximately $1.5 million to $1.0 million compared to $2.5 million in 2009. In both 2009 and 2008 we made annual grants of options under the Stock Option Plan to officers, directors and employees. The 2009 decrease was the result of a lower number of options than in 2008 with a lower estimated fair value than the fair value of the 2008 options.

Interest income decreased to $0.1 million in 2009 compared to $1.1 million in 2008 because interest rates we received on our cash investments were significantly lower in 2009 and utilization of $15 million cash.

Depreciation was $0.5 million higher in 2009, reflecting a larger number of vehicles and the equipment at GeoCam that was purchased during 2008.

2008 Compared to 2007:

We had a consolidated net loss of $26.8 million for the year ended December 31, 2008 compared to a net loss of $7.8 million in 2007. The increase in the loss in 2008 was due to higher operating and exploration expenses, both in Cameroon and in the United States, as we had no revenue other than interest income, which declined as described below. Because we had anticipated commencement of mine construction at the Nkamouna Project beginning in 2009, we began to undertake additional pre-construction activities, and to increase staffing and infrastructure at GeoCam in 2008. All expenditures in Cameroon are recorded as exploration costs as incurred.

For the year ended December 31, 2008, our consolidated exploration costs increased 199%, or $18.3 million, to $27.4 million compared to $9.2 million for the prior year. This increase was primarily due to an increase of $19.9 million in exploration costs in GeoCam. Exploration costs in Cameroon are categorized in four components: property evaluation, metallurgical studies, exploration office costs and property surface area tax. Of the GeoCam exploration costs, $18.8 million was property evaluation expenses in 2008 compared to $4.2 million in 2007, $0.4 million was metallurgical studies compared to $0.5 million in 2007, and $7.1 million was exploration office costs compared to $3.4 million in 2007. Surface taxes did not change materially in 2008. These increases were consistent with the plans to begin construction and reflect the increased level of activities at GeoCam, particularly during the last half of the year. The 2008 property evaluation expense increase was largely due to the $10.5 million for the Optimization Study and preliminary front end engineering and design (FEED) costs for the mine and processing build-out which was commenced before the Optimization Study was completed. Approximately $1.2 million of these expenses was unpaid at year end. These 2008 property evaluation expenses compare to approximately $2.2 million expended in 2007 for the initial feasibility study and related evaluation completed in November 2007. The property evaluation expenses for 2008 were reduced by a foreign exchange gain of approximately $1.3 million.

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

We had approximately $1.1 million of exploration costs in the United States, compared to $0.9 million in 2007, an increase of $0.2 million. We engaged additional consultants and continued uranium leasing and mining claim staking during the first nine months of 2008. Also, we acquired additional exploratory properties in Arizona and conducted preliminary exploration activities there during the year. In the fourth quarter we had limited lease acquisition and mining claim staking expenses due to a reduction of our uranium property acquisition activities in the second half of the year.

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

Our loss for the year was reduced by $11.5 million that was allocated to the unaffiliated minority shareholders.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to Registrant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial information is included as part of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last three fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of December 31, 2009.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operational effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management’s assessment identified no material weaknesses in our internal control over financial reporting as of December 31, 2009

Therefore, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2009 was audited by Ernst & Young LLP, our independent registered public accounting firm as stated in their report which is included herein.

Management’s Remediation Initiatives During 2009

In Management’s Report on Internal Control over Financial Reporting included in our Annual Report of Form 10-K for the year ended December 31, 2008, our management concluded that there were material weaknesses in our internal control. During 2009, we devoted efforts to correct these deficiencies and improve the design and operational effectiveness of our system of internal controls over financial reporting. During 2009, we undertook the following measures to enhance internal control over monthly, quarterly and year-end financial reporting:

•

Engaged additional resources in the United States and Cameroon with the appropriate depth of experience for our accounting, finance and information technology departments to help ensure the preparation of interim and annual financial statements in accordance with U.S. GAAP, to enable a proper segregation of duties, and to assist in a controlled close of each reporting period;

•

Engaged a registered public accounting firm to assist management in the creation of a robust risk assessment process to identify areas requiring the implementation of control activities, to help establish enhanced controls and procedures and to assist our management to assess the effectiveness at year end;

•	Moved all Company accounting operations to our Denver head office from the branch office in Grand Junction, Colorado;

•

Documented accounting policies and procedures to ensure that accounting personnel in the U.S. and Cameroon have sufficient guidance to appropriately process entries and monitor purchase orders; maintain, reconcile, review and approve account entries and balances; complete monthly and quarterly closings appropriately; adequately monitor control activities over financial reporting, and as appropriate provide information to the U.S. head office thoroughly and timely to enable streamlined consolidated close processes.

•

Continued to implement a new automated accounting system to streamline the close process, improve the timeliness of information from GeoCam, implement more automated controls, and provide integration of sub-ledgers to the general ledger.

•	Engaged an experienced full-time Controller and a Senior Accountant to oversee our consolidated accounting operations and formalize documented accounting processes and procedures.

•	Formalized educating and communicating to all personnel on the responsibilities and importance of adherence to internal controls over financial reporting.

These actions remediated the material weakness reported at year end 2008.

Changes in Internal Control over Financial Reporting

During 2009 the Company implemented the remediation initiatives discussed above. Management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation, management has concluded that no changes in our internal control over financial reporting have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

We have no information to report pursuant to Item 8B.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the 2010 Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2009. Certain information concerning our executive officers is included immediately before Item 4.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the 2010 Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stock holder Matters

The information required by this item is incorporated herein by reference to the 2010 Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2010 Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2009.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the 2010 Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Form 10-K

1. Financial Statements and Supplementary Data

2. Financial Statement Schedules (not applicable)

(b) See Exhibit Index below

(c) Not applicable

Exhibits

The following exhibits are filed as part of this Annual Report:

Exhibit Number	Description
3.1	Certificate of Domestication of the Registrant, dated November 21, 2006, incorporated by reference to Exhibit 3.1 to Form 10 Registration Statement filed May 14, 2007.

3.2	Certificate of Incorporation of the Registrant, dated November 21, 2006, incorporated by reference to Exhibit 3.2 to Form 10 Registration Statement filed May 14, 2007.

3.3	Bylaws of Registrant, incorporated by reference to Exhibit 3.3 to Form 10 Registration Statement filed May 14, 2007.

4.2	Warrant Indenture dated December 1, 2006 between Geovic Mining Corp and Pacific Corporate Trust Company, incorporated by reference to Exhibit 4.2 to Form 10 Registration Statement filed May 14, 2007.

4.3	Warrant Indenture dated March 1, 2007 between Geovic Mining Corp and Pacific Corporate Trust Company, incorporated by reference to Exhibit 4.3 to Form 10 Registration Statement filed May 14, 2007.

4.4	Warrant Indenture dated April 20, 2007 between Geovic Mining Corp and Pacific Corporate Trust Company, incorporated by reference to Exhibit 4.4 to Form 10 Registration Statement filed May 14, 2007.

4.5	Geovic Mining Corp. Audit Committee Charter Adopted April 30, 2007, incorporated by reference to Exhibit 4.5 to Form 10 Registration Statement filed May 14, 2007.

10.1	Finders Fee Agreement Between Geovic, Ltd. (Geovic) and Gregg J. Sedun (Sedun) Effective December 1, 2005, incorporated by reference to Exhibit 10.2 to Form 10 Registration Statement filed May 14, 2007.

Exhibit Number	Description
10.2	Independent Contractor Agreement between Geovic, Ltd. and Mineral Services, LLC, as amended and restated effective June 15, 2009.*

10.3	Amendment No. 1 to Independent Contractor Agreement between Geovic, Ltd. and Mineral Services, LLC, as amended and restated effective December 31, 2009.*

10.4	Republic of Cameroon Mining Permit Decree, Dated April 11, 2003, incorporated by reference to Exhibit 10.4 to Form 10 Registration Statement filed May 14, 2007.

10.5	Mining Convention Between The Republic of Cameroon and Geovic Cameroon, S.A., dated July 31, 2002, incorporated by reference to Exhibit 10.5 to Form 10 Registration Statement filed May 14, 2007.

10.6	Geovic Cameroon Plc Shareholders Agreement, dated April 9, 2007, incorporated by reference to Exhibit 10.6 to Form 10 Registration Statement filed May 14, 2007.

10.7	Exclusive Option Agreement between Geovic, Ltd. and William A. Buckovic dated April 24, 2006, incorporated by reference to Exhibit 10.7 to Form 10 Registration Statement filed May 14, 2007.

10.8	Amendment No. 1 to Exclusive Option Agreement between Geovic, Ltd. and William A. Buckovic dated March , 2010.*

10.9	Executive Employment Agreement of William A. Buckovic, dated January 1, 2008, including amendment effective January 1, 2010.*

10.10	Executive Employment Agreement of David C. Beling, dated January 1, 2008, including amendment effective January 1, 2010.*

10.11	Executive Employment Agreement of John Sherborne Jr., dated January 1, 2008, including amendment effective January 1, 2010.*

10.12	Executive Employment Agreement of Greg Hill, dated January 1, 2008, including amendment effective January 1, 2010.*

10.13	Executive Employment Agreement of Barbara A. Filas, dated February 16, 2009, including amendment effective January 1, 2010.*

10.14	Executive Employment Agreement of Alan W. Peryam, dated October 1, 2008, including amendment effective January 1, 2010.*

10.15	Executive Employment Agreement of Gary R. Morris, dated January 1, 2007, including amendment effective January 1, 2010.*

10.16	Executive Employment Agreement of Conrad B. Houser, dated September 1, 2008, including amendment effective January 1, 2010.*

10.17	Executive Employment Agreement of Shelia I. Short, dated January 1, 2007, including amendment effective January 1, 2010.*

10.18	Executive Employment Agreement of Diane M. Hartnett, dated June 22, 2009.*

10.19	Geovic Mining Corp. Second Amended and Restated Stock Option Plan, as amended June 15, 2009, incorporated by reference to Exhibit 99.1 to Form 8-K filed June 18, 2009,

10.20	Agreement on Settlement of Governance and past Financial Situation of Geovic Cameroon PLC dated 31 December 2007, incorporated by reference to Exhibit 10.19 to Form 10-K filed March 31, 2008.

Exhibit Number	Description
10.21	Contract for Professional and Technical Services between Geovic Cameroon Plc and Geovic, Ltd., effective January 1, 2009, incorporated by reference to Exhibit 10.25 to Form 10-K filed March 14, 2009.

10.22	Revised Code of Business Conduct and Ethics for Geovic Mining Corp., as amended December 11, 2009.*

10.23	Charter of Compensation Committee for Geovic Mining Corp., incorporated by reference to Exhibit 10.22 to Form 10-K filed March 31, 2008.

10.24	Charter for Nominating and Corporate Governance Committee for Geovic Mining Corp., incorporated by reference to Exhibit 10.23 to Form 10-K filed March 31, 2008.

10.26	Contract for Professional and Technical Services between Geovic Cameroon Plc and Geovic, Ltd., effective January 1, 2009, incorporated by reference to Exhibit 10.25 to Form 10-K filed March 16, 2009.

10.27	Amendment to office Lease Agreement with CCP/MS SSIII Denver Tabor Center I Property Owner LLC, dated effective January 8, 2010.*

10.28	Professional Services Agreement between Geovic Cameroon PLC and Lycopodium Minerals Pty. Ltd., dated December 2, 2009.*

10.29

Office Lease Agreement between CCP/MS SSIII Denver Tabor Center I Property Owner LLC and Geovic Mining Corp. dated August 21, 2008, incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed October 8, 2008.

10.30	Whistle-Blower Policy adopted December 21, 2009.*

21	Subsidiaries of the Registrant.*

23.1	Consent of Ernst & Young LLP (United States).*

23.2	Consent of Ernst & Young LLP (Canada).*

23.3	Consent of SRK Consulting (U.S.), Inc.*

23.4	Consent of Pincock Allen & Holt.*

31.1	Rule 13A-14(A) Certification of CEO.*

31.2	Rule 13A-14(A) Certification of CFO*.

32.1	Section 1350 Certification—CEO.*

32.2	Section 1350 Certification—CFO.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on March 30, 2010.

Geovic Mining Corp.
Registrant
By:	/S/ JOHN E. SHERBORNE
Name:	John E. Sherborne
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated.

Signature	Title	Date
/S/ JOHN E. SHERBORNE John E. Sherborne	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2010

/S/ WILLIAM A. BUCKOVIC William A. Buckovic	Executive, President and Director	March 30, 2010

/S/ GREG HILL Greg Hill	Chief Financial Officer (Principal Financial Officer)	March 30, 2010

/S/ DIANE HARTNETT Diane Hartnett	Controller (Principal Accounting Officer)	March 30, 2010

/S/ ROBERT J. (DON) MACDONALD Robert J. (Don) MacDonald	Director	March 30, 2010

/S/ MICHAEL T. MASON Michael T. Mason	Director	March 30, 2010

/S/ WADE NESMITH Wade Nesmith	Director	March 30, 2010

/S/ GREGG SEDUN Gregg Sedun	Director	March 30, 2010

Michael A. Goldberg	Director	March , 2010

/S/ JOHN T. PERRY John T. Perry	Director	March 30, 2010

Consolidated Financial Statements

Geovic Mining Corp.

(an exploration stage company)

December 31, 2009

(Stated in U.S. dollars)

Geovic Mining Corp.

(an exploration stage company)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Geovic Mining Corp.

We have audited the accompanying consolidated balance sheets of Geovic Mining Corp. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geovic Mining Corp. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Standard No. 160, Non-controlling Interests in Consolidated Financial Statements (codified in FASB ASC Topic 810, Consolidation) effective as of January 1, 2009 and retrospectively adjusted its consolidated financial statements for the years ended December 31, 2008, and 2007 presented herein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Emerging Issues Task Force 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (codified in FASB ASC Topic 815, Derivatives and Hedging) effective as of January 1, 2009 and adjusted its accounting for its consolidated financial statements for the year ended December 31, 2009 presented herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Geovic Mining Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

March 30, 2010

Geovic Mining Corp.

(an exploration stage company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Geovic Mining Corp.

We have audited Geovic Mining Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Geovic Mining Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Geovic Mining Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Geovic Mining Corp. as of December 31, 2009 and 2008 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the years then ended of Geovic Mining Corp. and our report dated March 30, 2010 expressed an unqualified opinion thereon.

/s/ Ernst and Young LLP

Denver, Colorado

March 30, 2010

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

/s/ Ernst & Young LLP

Chartered Accountants

Vancouver, Canada

March 28, 2008

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$49,153	$64,184
Income tax receivable [note 12]	—	458
Prepaid expenses	462	444
Other	197	541

Total current assets	49,812	65,627

Property, plant and equipment, net [note 5]	4,298	4,742
Deposits	19	23
Other	—	132

Total assets	$54,129	$70,524

LIABILITIES
Current liabilities:
Accrued liabilities and other payables	$3,423	$5,176

Total current liabilities	3,423	5,176

Other liabilities	682	1,023
Related party payable [note 14 (c)]	328	152
Share-based payment liability [note 9]	791	—

Total liabilities	5,224	6,351

EQUITY
Common stock, par value of $0.0001, 200 million shares authorized and 103.1 million and 102.9 million shares issued and outstanding in 2009 and 2008, respectively	10	10
Additional paid-in capital	107,625	106,648
Stock purchase warrants [note 9]	1,078	15,748
Deficit accumulated during the exploration stage	(69,673)	(67,377)

Total stockholders’ equity	39,040	55,029
Noncontrolling interest [note 11]	9,865	9,144

Total equity	48,905	64,173

Total liabilities and stockholders’ equity	$54,129	$70,524

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Years ended December 31,			Unaudited period from Nov. 16, 1994 (inception) to Dec. 31, 2009
	2009	2008	2007
EXPENSES (INCOME)
Exploration costs [note 4]	$10,966	$27,464	$9,189	$61,860
General and administrative	8,236	6,382	3,276	23,494
Stock based compensation [note 7-8]	972	2,466	2,111	17,073
Change in fair value of warrants [note 8]	116	—	—	116
Interest and bank charges	55	152	59	294
Depreciation	734	244	76	1,758
Mineral property impairment	—	3,244	—	3,244

Total expenses	21,079	39,952	14,711	107,839

Interest income	(112)	(1,132)	(3,235)	(4,790)

Net loss before income taxes	(20,967)	(38,820)	(11,476)	(103,049)
Income tax expense (benefit) [note 12]	(75)	(436)	(414)	(65)

Consolidated net loss	(20,892)	(38,384)	(11,062)	(102,984)

Less: Net loss attributed to the noncontrolling interest	(4,601)	(11,501)	(3,214)	(19,316)

Net loss attributed to Geovic	$(16,291)	$(26,883)	$(7,848)	$(83,668)

Net loss per share	$(0.16)	$(0.26)	$(0.09)

Weighted average shares outstanding	103,016,274	102,398,897	92,046,871

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional paid-in capital	Stock Purchase Warrants	Noncontrolling
	Shares	Amount	Shares	Amount			Deficit	Interest	Total
Balance, December 31, 2006	6,000,000	1	62,142,943	6	37,282	3,075	(32,646)	—	7,718

Conversion of preferred stock to common stock [note 8]	(6,000,000)	(1)	6,000,000	1	—	—	—	—	—
Issuance of common stock	—	—	31,184,206	3	67,157	—	—	—	67,160
Stock purchase warrants issued [note 9]	—	—	—	—	—	13,093	—	—	13,093
Share issue costs	—	—	—	—	(5,001)	—	—	—	(5,001)
Stock options exercised [note 7]	—	—	1,100,978	—	144	—	—	—	144
Stock purchase warrants exercised [note 9]	—	—	862,285	—	2,307	(420)	—	—	1,887
Stock based compensation [note 7]	—	—	—	—	2,111	—	—	—	2,111
Noncontrolling interest contribution	—	—	—	—	—	—	—	5,092	5,092
Net loss for year	—	—	—	—	—	—	(7,848)	(3,214)	(11,062)

Balance, December 31, 2007	—	—	101,290,412	$10	$104,000	$15,748	$(40,494)	$1,878	$81,142

Stock purchase warrants exercised [note 9]	—	—	7,834	—	—	—	—	—	—
Stock options exercised [note 7]	—	—	1,645,200	—	182	—	—	—	182
Stock based compensation [note 7]	—	—	—	—	2,466	—	—	—	2,466
Noncontrolling interest contribution	—	—	—	—	—	—	—	18,767	18,767
Net loss for year	—	—	—	—	—	—	(26,883)	(11,501)	(38,384)

Balance, December 31, 2008	—	—	102,943,446	$10	$106,648	$15,748	$(67,377)	$9,144	$64,173

Cumulative effect of adoption of ASC 815-40 [note 8]	—	—	—	—	—	(14,670)	13,995	—	(675)
Stock options exercised [note 7]	—	—	130,600	—	6	—	—	—	6
Stock based compensation [note 7]	—	—	—	—	971	—	—	—	971
Noncontrolling interest contribution	—	—	—	—	—	—	—	5,322	5,322
Net loss for year	—	—	—	—	—	—	(16,291)	(4,601)	(20,892)

Balance, December 31, 2009	—	—	103,074,046	$10	$107,625	$1,078	$(69,673)	$9,865	$48,905

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,			Unaudited period from Nov. 16, 1994 (inception) to Dec. 31, 2009
	2009	2008	2007
OPERATING ACTIVITIES
Consolidated net loss	$(20,892)	$(38,384)	$(11,062)	$(102,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	734	244	76	1,758
Stock-based compensation expense	972	2,466	2,111	17,073
Change in fair value of warrants	116	—	—	116
Mineral property impairment	—	3,244	—	3,244
Changes in non-cash operating working capital:
(Increase) decrease in income tax receivable	458	(54)	(404)	—
(Increase) in prepaid expenses	(18)	(283)	(78)	(462)
Decrease (increase) in other assets	475	(324)	(342)	(88)
(Increase) decrease in deposits	4	34	8	(128)
Increase (decrease) in accrued liabilities and other payables	(1,753)	3,623	640	3,423
Increase (decrease) in income tax payable	—	—	(860)	—
Increase (decrease) in other liabilities	(341)	782	—	682
Increase in related party payables	176	152	—	328

Cash used in operating activities	(20,069)	(28,500)	(9,911)	(77,038)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(290)	(4,323)	(538)	(6,057)
Acquisition of mineral leases	—	(421)	(2,822)	(3,244)

Cash used in investing activities	(290)	(4,744)	(3,360)	(9,301)

FINANCING ACTIVITIES
Noncontrolling interest contribution	5,322	18,767	5,092	29,181
Cash paid to rescind exercise of stock options	—	—	—	(15)
Proceeds from issuance of common stock and preferred stock	—	—	67,158	95,589
Proceeds from issuance of stock purchase warrants	—	—	13,093	16,168
Proceeds from exercise of stock options and stock purchase warrants	6	182	2,034	2,314
Stock issue costs	—	—	(5,001)	(7,745)

Cash provided by financing activities	5,328	18,949	82,376	135,492
Net increase (decrease) in cash and cash equivalents	(15,031)	(14,295)	69,105	49,153
Cash and cash equivalents, beginning of year	64,184	78,479	9,374	—

Cash and cash equivalents, end of year	$49,153	$64,184	$78,479	$49,153

SUPPLEMENTAL INFORMATION
Taxes Paid	$—	$—	$850	$—

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

The Company is also engaged in the worldwide exploration of energy and mineral resources directly or indirectly through its ownership of Geovic Energy Corp. and Pawnee Drilling, LLC, both formed in 2007, Geovic Mineral Sands Corp., formed in 2009 under the laws of the State of Colorado, Geovic France SAS, formed in December 2008 under the laws of France, and Geovic Nouvelle-Calédonie SAS, formed in March 2009 under the laws of New Caledonia. As of December 31, 2009, Pawnee Drilling, LLC was inactive.

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

Reclassifications

Certain amounts in prior periods have been reclassified to conform with presentation of 2009, with no effect on previously reported Net Loss or Stockholders’ Equity other than those required by the adoption of new accounting pronouncements.

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

Stock-based compensation

The Company accounts for its stock-based compensation in accordance with ASC 718 Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation is measured at the grant date based on the value of the awards and the value is recognized on a straight-line basis over the requisite service period (usually the vesting period). ASC 718 requires the recognition of the equity component of deferred compensation as additional paid-in-capital. ASC 718 also requires the Company to estimate forfeitures in calculating the cost related to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur.

Cash and cash equivalents

Cash and cash equivalents consists of liquid investments with an original maturity of 3 months or less.

Property, plant and equipment, net

Property, plant and equipment are stated at cost less depreciation. Depreciation is computed on the straight-line method using the following lives:

Buildings and leasehold improvements	10 to 20 years
Machinery and equipment	5 to 7 years
Vehicles	5 years
Furniture and equipment	5 years

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

Income taxes

Deferred income taxes are provided for temporary differences arising from differences between the financial statement amount and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates anticipated to be in effect when the related taxes are expected to be paid or recovered. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized. In determining the need for a valuation allowance, the Company considers projected realization of tax benefits based on expected levels of future taxable income, available tax planning strategies and its overall deferred tax position.

ASC 740-10-25, Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under ASC 740-10-25, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. ASC 740-10-25 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Foreign currency translation

The Company and its subsidiaries, all of which are considered to be integrated, use the United States Dollar (“USD”) as their functional currency. The Company accounts for foreign currency transactions in accordance with ASC 830. Current assets and liabilities denominated in foreign currencies are translated into the USD at the rates of exchange prevailing on the balance sheet date. Other nonmonetary consolidated balance sheet items are translated into the USD at the rate prevailing on the respective transaction dates. The resulting foreign exchange gains and losses are included in operations. For 2009, the Company recorded a loss of approximately $125. For 2008 the Company recorded a gain of approximately $1.3 million. The amount was not material in 2007.

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

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board, or FASB, issued ASC 105, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. This statement established the Accounting Standards Codification, or ASC, and was effective for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 is reflected throughout the Notes to the Consolidated Financial Statements.

In June 2009, the Company adopted ASC 855-10-05, Subsequent Events. ASC 855-10-05 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10-05 is effective for interim financial periods ending after June 15, 2009. The Company has evaluated subsequent events, the effect of which had no impact on the Company’s financial position or results of operations.

On January 1, 2009, the Company adopted ASC 815-40, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. ASC 815-40 was issued in June 2008 by the FASB and clarifies how to determine whether certain instruments or features are indexed to an entity’s own stock. ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company recorded a cumulative effect of change in accounting principle upon adoption of ASC 815-40. See Note 8 for additional information.

On January 1, 2009, the Company adopted ASC 810-45, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51. ASC 810-45 establishes accounting and reporting standards for (1) noncontrolling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. ASC 810-45 requires noncontrolling interests (minority interests) to be reported as a separate component of equity. The amount of net income or loss attributable to the noncontrolling interest will be included in consolidated net income or loss on the face of the income statement. In addition, this statement requires that a parent recognize a gain or loss in net income or loss when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. ASC 810-45 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company recorded $4.6 million of net loss attributable to noncontrolling interest for the year ended December 31, 2009, which is reflected in the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted disclosure requirements under ASC 815, Derivatives and Hedging. Companies are required to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect their financial position, financial performance, and cash flows. The adoption of the disclosure requirements within this guidance did not have an impact on the Company’s consolidated financial position and results of operations (see Note 10)

4. EXPLORATION COSTS

GeoCam gained exclusive rights to exploitation of the cobalt and nickel deposits with the granting of a Mining Convention by the government of Cameroon on August 1, 2002. The Mining Convention grants GeoCam the xclusive rights to mine, process, and export cobalt, nickel and related substances from lands subject to a Mining Permit, which was granted by decree on April 11, 2003. The Mining Convention, which has a primary term of 25 years, sets forth all legal and fiscal provisions governing the mining operation. It is renewable under certain conditions in 10-year increments for the life of the resource.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The following is a summary of the exploration costs incurred by the Company:

	2009	2008	2007	Unaudited period from Nov. 16, 1994 (inception) to Dec. 31, 2009
Cameroon, Africa:
Property evaluation	$5,634	$19,286	$4,843	$38,503
Exploration office costs	4,297	7,086	3,423	20,307

	9,931	26,372	8,266	58,810

Other projects:
Colorado and Wyoming	67	788	870	1,725
Arizona	150	219	46	415
Other projects	818	85	7	910

	1,035	1,092	923	3,050

Total Exploration Costs	$10,966	$27,464	$9,189	$61,860

5. PROPERTY, PLANT AND EQUIPMENT, NET

As of December 31, property, plant and equipment consisted of the following:

	2009	2008
Machinery and equipment	$3,143	$950
Vehicles	680	680
Buildings	412	100
Furniture and equipment	1,049	726
Other	73	73
Equipment in transit	141	2,367
Buildings & installations under construction	—	312

	5,498	5,208
Less accumulated depreciation	(1,200)	(466)

	$4,298	$4,742

6. MINERAL PROPERTY COSTS

During the years ended December 31, 2008 and 2007, the Company, through its wholly-owned subsidiary Geovic Energy Corp. entered into mineral lease agreements with a number of parties in Colorado and Wyoming for cash consideration of $3.2 million. These lease agreements give the Company the right to explore for, develop and produce uranium and other minerals on these properties for periods specified in the agreements which under certain circumstances can be extended. The lease agreements have an initial term of up to 10 years and are generally fully paid in advance. The Company would be required to make royalty payments if it produces minerals from the properties. The mining claims are renewable annually in accordance with United States mining laws. See note 4 for additional expenses associated with these projects.

The Company evaluated alternatives for the development of these properties and, based on the prospects for development of uranium properties and other facts and circumstances, determined that it does not plan to proceed to fully develop these properties at this time or in the relatively near future as was previously anticipated.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Therefore, the Company decided to write off the full amount of the uranium mineral property costs as of year end 2008.

7. STOCK BASED COMPENSATION

Stock options

The Company adopted a stock option plan which was amended in June 2007, 2008 and 2009 (the “Company Option Plan”), under which 18,700,000 Company shares were reserved for issuance upon exercise of options granted under the Company Option Plan. The Company Option Plan is intended to provide a means whereby the Company and its subsidiaries can attract, motivate and retain key employees, consultants, and service providers who can contribute materially to the Company’s growth and success, and to facilitate the acquisition of shares of the Company’s common stock. The Company Option Plan provides for incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code and nonqualified stock options that do not meet the requirements for incentive stock options. The Company Option Plan requires the option exercise price per share purchasable under the option to be equal to the greater of the closing price of the Company’s common shares on the Toronto Stock Exchange the day before or date of grant for all nonqualified stock options and incentive stock options. The Company has historically issued new shares when share-based awards are exercised.

The following table and related information summarizes the Company’s stock options and the stock option activity for the three years ended December 31, 2009, 2008 and 2007:

	Options Outstanding			Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value (000’s)
	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share*
Available and outstanding at December 31, 2006	1,961,114	13,038,886	0.35
Granted	(1,630,000)	1,630,000	2.44
Exercised	—	(1,100,978)	0.51
Increase to Company Option Plan	3,700,000	—	—

Available and outstanding at December 31, 2007	4,031,114	13,567,908	0.61
Granted	(2,570,000)	2,570,000	1.36
Exercised	2,746,178	(1,645,200)	0.06
Forfeited	48,000	(48,000)	1.77
Expired	657,790	(657,790)	1.71

Available and outstanding at December 31, 2008	4,913,082	13,786,918	0.76
Granted	(1,525,000)	1,525,000	0.58
Exercised	130,600	(130,600)	0.05
Forfeited	36,000	(36,000)	1.31
Expired	72,000	(72,000)	1.81

Available and outstanding at December 31, 2009	3,626,682	15,073,318	$0.74	6.64	$3,930

Exercisable at December 31, 2009		12,912,818	$0.67	6.40	$3,899
Vested or expected to vest at December 31, 2009		15,043,318	$0.74	6.63	$3,929

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

*	Some of the options are granted with Canadian dollar exercise prices, and the weighted average prices reflect the U.S. dollar equivalent prices.
(1)	On June 6, 2008, the stockholders approved an amendment to the Company Stock Option Plan to permit stock options that have been exercised to be added back to the plan and become available for re-issue. Previous to 2008, 1,100,978 stock options were exercised. These exercises were added to the 1,645,200 stock options that were exercised during 2008, increasing the available number of options that can be issued under the Company Stock Option Plan by 2,746,178.

The following stock option grants were issued by the Company during the three years ended December 31, 2009, 2008 and 2007 respectively:

•

The Company granted 1,525,000 options under the Company Option Plan [2008 – 2,570,000, 2007 – 1,630,000]. The Company recorded compensation expense of $971 relating to vesting of the grants [2008 – $2.5 million, 2007 – $1.5 million]. The options vest 40% upon grant and 30% on each of the first and second anniversaries of the date of grant. As of December 31, 2009, there was $166 of total unrecognized compensation expense related to non-vested stock based compensation granted under the Company Option Plan which is expected to be recognized over a weighted average period of 0.8 years.

•

The weighted-average fair value per share of options granted under the Company’s Options Plan during 2009 was $0.34 [2008 – $0.76, 2007 – $1.66]. The total intrinsic value of share options exercised was $56 [2008 – $2.2 million, 2007 – $2.9 million]. The total cash received from the exercise of stock options was $6 [2008 – $100, 2007 – $177].

The fair value of all stock options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended December 31:

	2009	2008	2007
Expected dividend	0.00%	0.00%	0.00%
Risk-free interest rate	0.9% - 2.8%	1.7% - 3.5%	4.0%
Expected volatility*	63.4% - 69.4%	63.5% - 72.6%	77.8%
Expected life (in years)	1.7 - 5.5	1.4 - 5.5	5.5

*	For the year ended December 31, 2009, volatility was estimated based on combining the Company’s historical volatility with the historical volatilities of certain other comparable exploration stage mining companies. Prior to 2009, volatility was estimated based on the volatility of certain other comparable exploration stage mining companies.

The company estimates expected forfeitures at the grant date and compensation expense is recorded only for those awards expected to vest. The estimate of expected forfeitures is reevaluated at the balance sheet date.

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

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

8. STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50 million shares of preferred stock, of which 6 million are designated as Series A convertible preferred stock with a par value of $0.0001. There are no shares of Series A preferred stock or other preferred stock outstanding as of December 31, 2009.

Stock Purchase Warrants

On January 1, 2009, the Company adopted provisions of ASC 815, Derivatives and Hedging. The Company applied the provisions of ASC 815 to its outstanding stock purchase warrants, which resulted in a $14.7 million reduction in stock purchase warrants offset by a $14.0 million reduction in the deficit and established a share-based payment liability of $675. ASC 815 requires the Company to adjust the share-based payment liability to the fair value each reporting period. The fair value adjustment for the stock purchase warrants did not materially affect net loss or loss per share in the consolidated statement of operations for the year ended December 31, 2009.

The following table and related information summarizes the Company’s stock purchase warrants at December 31, 2009 and the stock purchase warrant activity for the three years ended December 31, 2009, 2008 and 2007:

	Number Outstanding	Weighted-Average Exercise Price per Share
Warrants outstanding at December 31, 2006	6,317,204	$2.53
Issued in Connection with March 7, 2007 Financing	10,800,000	2.55
Issued in Connection with April 27, 2007 Financing	4,792,100	4.48
Exercised	(862,285)	2.23
Expired	(12,600)	1.75

Warrants outstanding at December 31, 2007	21,034,419	$3.00
Issued	300,000	1.24
Exercised	(7,834)	1.75
Expired	(258,948)	1.75

Warrants outstanding at December 31, 2008	21,067,637	$2.99
Expired	(298)	2.25

Warrants outstanding at December 31, 2009	21,067,339	$2.99

The Company recorded compensation expense of $1 relating to vesting of grants [2008—$54]. The Company also recorded $116 in 2009 [2008—$0] for the change in the fair value of the warrants that have exercise prices that are denominated in Canadian dollars. As of December 31, 2009, all outstanding warrants were fully amortized.

The warrants outstanding at December 31, 2009 expire as follows: 2,999,996 November 2011; 2,175,243 March and April 2010; 10,800,000 March 2012; 4,792,100 April 2012 and 300,000 June 2011.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

9. DERIVATIVE INSTRUMENTS

As part of the provisions of ASC 815 the Company determined that the stock purchase warrants denominated in Canadian dollars are not indexed to its stock, and therefore the value was recorded as a liability.

The Company recorded the following cumulative effect of change in accounting principle:

	Increase/(Decrease)
	Share-Based Payment Liability	Stock Purchase Warrants	Deficit
Balance as of December 31, 2008	$—	$15,748	$(67,377)
Record January 1, 2009, stock purchase warrants liability fair value	675	—	(675)
Reclassification of accumulated stock purchase warrant expense	—	(14,670)	14,670

Cumulative Change in Balances as of January 1, 2009	$675	$1,078	$(53,382)

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

A Black-Scholes option-pricing model was used to obtain the fair value of the Company’s stock purchase warrants using the assumptions described in note 7 at December 31, 2009. The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying Consolidated Balance Sheet were as follows for the years ended December 31, 2009 and 2008:

Derivative Instruments	Balance Sheet Location	2009	2008
Stock purchase warrants	Share-based payment liabilities	$791	$—

The effect of derivative instruments not designed as hedging instruments on the accompanying consolidated statements of operations was immaterial for the year ended December 31, 2009.

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

The fair value of the share-based payment liability, is based on unobservable inputs in which little or no market data exists included the fair value of the Company’s stock purchase warrants as described in note 9, therefore it is classified as Level 3. The following table summarizes the change in the fair values of the share-based payment liability categorized as Level 3:

2009
Beginning balance, December 31, 2008	$—
January 1, 2009, beginning balance	675
Change in fair value	116

Ending balance	$791

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

On September 2, 2008, GeoCam stockholders approved a GeoCam capital increase for 2008 of CFA francs 30.34 billion equivalent to approximately $67.1 million, to be issued in multiple cash calls made by the GeoCam Board of Directors. The capital increase was based on GeoCam’s 2008 budget and Geovic’s pre-2007 capital advances made for GeoCam. The new shares are expected to be purchased by or for the accounts of the stockholders of GeoCam, including Geovic, in their respective ownership interests prior to the capital increase. Through the end of 2008 GeoCam completed two cash calls equivalent to approximately $48.3 million. In these cash calls GeoCam received cash equivalent to approximately $25.2 million and Geovic received credit for approximately $23.1 million of pre-2007 capital advances under the terms of the agreement among the GeoCam stockholders completed at the end of 2007. Of the cash contributions, the Company paid approximately $6.4 million including its investment on behalf of William Buckovic (see note 14(b)) and $18.8 million was paid by the noncontrolling interest.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

During the year ended December 31, 2009 GeoCam completed 6 cash calls of the 2008 capital increase, equivalent to approximately $13.5 million. In the cash calls Geovic paid approximately $8.2 million, representing 60.5% of the cash calls and the noncontrolling interest paid cash of approximately $5.3 million.

At December 31, 2009 the remaining cash calls for the 2008 capital increase at current exchange rates are anticipated to be equivalent to approximately $3.1 million and are expected to be completed in early 2010. Geovic’s 60.5% share of such remaining cash calls is expected to be equivalent to approximately $1.8 million.

The noncontrolling interest balance of approximately $9.9 million at December 31, 2009 [2008 – $9.1 million, 2007 – $1.9 million] represents the balance from the capital increases contributed by the noncontrolling interest as described above. The difference between the original amounts contributed and the balance at December 31, 2009 represents the other minority stockholders’ share of the actual expenditures from January 1, 2007 through December 31, 2009.

12. INCOME TAXES

Income taxes

Our income tax benefits consisted of the following (in thousands):

	2009	2008	2007
Current:
United States Federal and State	$(75)	$(436)	$(414)
Foreign	—	—	—

Total current income tax benefits	$(75)	$(436)	$(414)

Reconciliation of statutory tax rates and income tax benefits at those rates to the effective income tax rates and income tax benefits reported in the statement of earnings is as follows (in thousands):

	2009		2008		2007
Tax at US statutory rate	35%	$(7,341)	35%	$(13,573)	35%	$(4,016)
State taxes net of federal benefit		(347)		(402)		(316)
Non-deductible expenses		205		(316)		2,466
Change in valuation allowance		3,568		(14,557)		1,412
Foreign tax rate differences		1		—		1
Deferred tax asset true up		—		—		69
Tax holiday		4,077		28,848		—
Other		(238)		(436)		(30)

		$(75)		$(436)		$(414)

The Company’s 60% owned subsidiary, GeoCam, is currently in the exploration phase of mining operations in Cameroon. Due to this status, GeoCam is currently under a tax holiday in Cameroon. Once GeoCam enters the operational phase and for 12 years thereafter, they will be subject to income taxes at 50% of the statutory rate. The tax holiday had no impact on earnings per share for the year ended December 31, 2009 as the deferred tax assets generated by GeoCam, were offset by a full valuation allowance.

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

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2009	2008	2007
Deferred income tax assets:
Exploration costs	$2,372	$1,999	$16,315
Net operating loss carryforwards	7,206	4,099	4,739
Accrued Expenses	58	84	—
Stock-based compensation	543	429	114
Excess of capital loss over capital gain	3	3	3

Deferred income tax asset	10,182	6,614	21,171
Valuation allowance	(10,182)	(6,614)	(21,171)

Net deferred income tax asset (liability)	$—	$—	$—

The Company has net operating losses in the United States, France and New Caledonia. As a result, these entities have net deferred tax assets. The Company has provided a valuation allowance to reduce these deferred tax assets based on the uncertainty of generating future taxable income.

The net operating losses available as of December 31, 2009 to offset future taxable income in the United States., France and New Caledonia are $17.1 million, $38 and $179 respectively. The income tax rate for France is 33.33% and the income tax rate for New Caledonia is 35%. The net operating losses generated in the U.S. expire beginning in 2020 if not utilized. The net operating losses generated in France expire beginning in 2013. The net operating losses generated in New Caledonia may be carried forward indefinitely.

Effective January 1, 2007, we adopted ASC Topic 740 (F/K/A FIN 48). In June 2006, the FASB issued ASC Topic 740 to clarify the accounting for income taxes by prescribing a minimum threshold that a tax position is required to meet before being recognized in the financial statements. ASC Topic 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition.

As of December 31, 2009, we had no unrecognized tax benefits and recognized $0 in interest and penalties in income tax expense in accordance with ASC Topic 740.

We are subject to examination by numerous taxing authorities in jurisdictions such as Cameroon, France and the U.S. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before 2005.

13. LOSS PER SHARE

Basic loss per share has been computed by dividing the net loss applicable to the Company’s common shareholders by the weighted average number of shares of common stock outstanding during each period.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Diluted loss per share is computed by including the dilutive effect of common stock that would be issued assuming exercise of the outstanding stock options and stock purchase warrants. Excluded from the computation of diluted loss per share for the three years ended December 31, 2009, 2008 and 2007 are shares underlying outstanding options because the effect would have been anti-dilutive as the Company incurred losses from continuing operations in each of these periods.

14. RELATED PARTY TRANSACTIONS

[a]	In June 2004, Geovic, Ltd., entered into an agreement with Mineral Services, LLC related to project development, technical, financing, and marketing services. Mineral Services, LLC is owned by a person who became a director of the Company on September 27, 2006. Total fees paid to Mineral Services, LLC under the agreement during 2009 were $58 [2008 – $40; 2007 – $43].

[b]	Geovic holds an option to acquire the 0.5% ownership interest in GeoCam held by William A. Buckovic, an officer and director of the Company and Geovic. Under the option agreement, Geovic is obligated to pay all GeoCam capital increases on behalf of Mr. Buckovic to maintain his ownership interest in GeoCam. During the year ended December 31, 2009, Geovic paid approximately $67 [2008 – $241] in the cash calls as required under the option agreement (see note 11).

[c]	GeoCam entered into a professional and management services contract with Société Nationale d’Investissement du Cameroon (“S.N.I.”), the holder of 20% and representative of other holders of an additional 19.5% of the outstanding shares of GeoCam. The services are for government relations and administrative matters related to project development. GeoCam has expensed $328 during 2009 for these services [2008 – $500].

15. COMMITMENTS AND CONTINGENCIES

[a]	In November 2009, five management level consultants or employees of GeoCam filed litigation in Cameroon, claiming approximately $2.2 million as compensation and damages as a result of termination of their services by GeoCam in connection with a reduction in workforce in February and March 2009. The proceeding remains outstanding, however, the Company believes all contractual and other obligations to the individuals have been satisfied and the current claims have no basis.

[b]	In December 2009, GeoCam appointed Lycopodium Minerals Pty Ltd as the engineering contractor to update the Nkamouna feasibility optimization study. The study commenced in January 2010 and is expected to take approximately six months to complete. The Company expects to incur approximately $1.1 million to complete this study, however, the contract can be terminated with appropriate notice.

[c]	In December 2009 the Company engaged Standard Chartered Bank of London, UK, as its advisor in connection with the further development and financing of the Nkamouna project. The Company has entered into an agreement to pay a fixed retainer fee of $50 per month and a $0.8 million success fee upon completion. The terms of the agreement are based on the assumption that the completion will occur by December 2010. The agreement can be terminated upon appropriate notice.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

[d]	The Company is committed to future minimum rent and lease payments under operating lease agreements for office space in Denver and Grand Junction, Colorado, USA, and Yaoundé, Cameroon. The Company leases all its facilities and certain assets under operating leases. Minimum future rental obligations existing under these operating leases at December 31, 2009 are as follows:

2010	$390
2011	199
2012	193
2013	178
2014 & Thereafter	—

Rent expense for 2009, 2008 and 2007 was $356, $300 and $114, respectively.

[e]	On November 8, 2006, Geovic entered into a patent license agreement with Inco Limited (“Inco”) with respect to certain technological processes and equipment related to processing nickel and cobalt. As partial consideration for the agreement, Geovic paid Inco an initial payment of $20. Geovic agreed to pay Inco a royalty based on the net selling price of production, as defined, up to maximum of $0.4 million during each 12 month period subject to a total maximum consideration (exclusive of the initial payment) equal to $2 million.

[f]	GeoCam is obligated under its mining permit to provide persons living in the region of the permitted area with social, sports, education and health infra-structure to promote their well being. In 2009 and 2008 this obligation was met by contracting with GeoAid International Inc. (“GeoAid”), a non-profit international humanitarian organization. In 2009 the Company contributed $0.6 million to GeoAid. In 2008, the Company paid $0.2 million to a consultant to serve as the director GeoAid and GeoCam paid approximately $0.9 million in 2008 for services provided on behalf of GeoAid. While the Company is not legally obligated to contribute a specific amount, the Company in 2009 and 2008 was the sole financial contributor to GeoAid.

[g]	The Company’s 60% owned subsidiary, GeoCam, entered into purchase orders for mining equipment in 2008 for obligations totaling €615 and deposited €99 toward the purchases. In 2009, GeoCam requested to delay the delivery of the equipment to 2010 or thereafter. The Sellers have indicated a willingness to accept the delay and GeoCam would pay 6% per annum on a portion of the unpaid purchase price of the equipment delayed for delivery. No formal agreement to delay delivery has been completed. No liabilities have been accrued in 2009 for these commitments.

[h]	GeoCam received a letter from the Minister of Industry, Mines and Technological Development of the Republic of Cameroon on March 20, 2006 requesting payment of surface area taxes of approximately $500 and a penalty of the same amount for the period from 2003 to 2005. GeoCam has disputed this amount based on its interpretation of the Mining Convention signed on July 31, 2002 that GeoCam is only committed to pay this surface area tax once commercial exploitation begins.

GeoCam has further disputed the amount of surface area subject to tax which reduces the estimated liability to approximately $470.

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

[i]	During the year ended December 31, 2003, Geovic received a grant from the United States Trade and Development Agency (USTDA). The grant reimburses Geovic for 50% of the cost of a feasibility study for GeoCam’s Cameroon mining project. The grant specifies that, if the project is successful, all grant reimbursement proceeds received by Geovic must be paid back to the USTDA. The proceeds would be paid back once project financing is acquired. If the project is unsuccessful, the reimbursement proceeds would be considered a grant and Geovic would not be required to pay back the USTDA. As of December 31, 2009, Geovic has received $330 in grant reimbursement proceeds from the USTDA. The Company has recorded a liability for this obligation as of December 31, 2009 and 2008.

16. SUBSEQUENT EVENTS

The Company has evaluated all events occurring after the December 31, 2009 balance sheet date through the date of issuance of these consolidated financial statements for necessary subsequent event disclosures. No items meet the requirements for subsequent event disclosures.