Form 10-Q
period 2010-03-31
GEOVIC MINING CORP.
filed 2010-05-11
CIK 1398005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

103,724,508 Shares of Common Stock, $0.0001 par value, were outstanding at May 11, 2010

Geovic Mining Corp.

(an exploration stage company)

FORM 10-Q

For the Three Months Ended March 31, 2010

Part I - Financial Information

Item 1.	Consolidated Financial Statements (unaudited)

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

(In thousands)

	Unaudited March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$45,921	$49,153
Prepaid expenses	350	462
Other	190	197

Total current assets	46,461	49,812

Property, plant and equipment, net [note 6]	4,162	4,298
Deposits	15	19

Total assets	$50,638	$54,129

LIABILITIES
Current liabilities:
Accrued liabilities and other payables	$3,564	$3,423

Total current liabilities	3,564	3,423

Other liabilities	538	682
Related party payable	82	328
Share-based payment liability [note 8]	519	791

Total liabilities	4,703	5,224

EQUITY
Stockholders’ equity:
Common stock, par value of $0.0001, 200 million shares authorized and 103.7 and 103.1 million shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	10	10
Additional paid-in capital	108,106	107,625
Stock purchase warrants	1,078	1,078
Deficit accumulated during the exploration stage	(73,226)	(69,673)

Total stockholders’ equity	35,968	39,040
Noncontrolling interest [note 11]	9,967	9,865

Total equity	45,935	48,905

Total liabilities and equity	$50,638	$54,129

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share amounts)

	Three months ended March 31,		Unaudited Period from November 16, 1994 (inception) to March 31, 2010
	2010	2009
Expenses (Income)
Exploration costs [note 5]	$2,513	$2,927	$64,373
General and administrative	1,725	2,053	25,219
Stock-based compensation [notes 7 and 8]	437	230	17,510
Change in fair value of warrants [note 8]	(272)	(121)	(156)
Interest and bank charges	12	15	306
Depreciation	224	128	1,982
Mineral property impairment	—	—	3,244

Total expenses	4,639	5,232	112,478
Interest income	(1)	(40)	(4,791)

Net loss before income taxes	(4,638)	(5,192)	(107,687)
Income tax expense (benefit) [note 12]	—	—	(65)

Consolidated net loss	$(4,638)	$(5,192)	(107,622)

Less: Net loss attributed to the noncontrolling interest	(1,085)	(1,215)	(20,401)

Net loss attributed to Geovic	$(3,553)	$(3,977)	$(87,221)

Net loss per share	$(0.03)	$(0.04)

Weighted average shares outstanding	103,395,831	102,947,526

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Common Stock		Additional paid-in capital	Stock Purchase Warrants
	Shares	Amount			Deficit	Noncontrolling Interest	Total
Balance, December 31, 2008	102,943,446	$10	$106,648	$15,748	$(67,377)	$9,144	$64,173

Cumulative effect of adoption of ASC 815-40 [note 8]	—	—	—	(14,670)	13,995	—	(675)
Stock options exercised [note 7]	130,600	—	6	—	—	—	6
Stock-based compensation [note 7]	—	—	971	—	—	—	971
Noncontrolling interest contribution	—	—	—	—	—	5,322	5,322
Net loss for year	—	—	—	—	(16,291)	(4,601)	(20,892)

Balance, December 31, 2009	103,074,046	$10	$107,625	$1,078	$(69,673)	$9,865	$48,905

Stock options exercised [note 7]	650,462	—	44	—	—	—	44
Stock-based compensation [note7]	—	—	437	—	—	—	437
Noncontrolling interest contribution	—	—	—	—	—	1,187	1,187
Net loss	—	—	—	—	(3,553)	(1,085)	(4,638)

Balance, March 31, 2010	103,724,508	$10	$108,106	$1,078	$(73,226)	$9,967	$45,935

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,		Unaudited Period from November 16, 1994 (inception) to March 31, 2010
	2010	2009
OPERATING ACTIVITIES
Consolidated net loss	$(4,638)	$(5,192)	$(107,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	224	128	1,982
Stock-based compensation expense	437	230	17,510
Change in fair value of warrants	(272)	(121)	(156)
Writeoff of mineral properties	—	—	3,244
Changes in non-cash operating working capital:
Decrease in income tax receivable	—	104	—
Decrease (increase) in prepaid expenses	112	50	(350)
Decrease (increase) in other assets	7	361	(81)
Decrease (increase) in deposits	4	—	(124)
Increase (decrease) in accrued liabilities and other payables	141	(1,956)	3,564
Increase (decrease) in other liabilities	(144)	9	538
Increase (decrease) in related party payable	(246)	160	82

Cash used in operating activities	(4,375)	(6,227)	(81,413)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(88)	(6)	(6,145)
Acquisition of mineral leases	—	—	(3,244)

Cash used in investing activities	(88)	(6)	(9,389)
FINANCING ACTIVITIES
Noncontrolling interest contribution	1,187	1,438	30,368
Proceeds from issuance of common stock and preferred stock	—	—	95,589
Cash paid to rescind exercise of stock options	—	—	(15)
Proceeds from issuance of stock warrants	—	—	16,168
Proceeds from exercise of stock options and warrants	44	1	2,358
Stock issue costs	—	—	(7,745)

Cash provided by financing activities	1,231	1,439	136,723
Net increase (decrease) in cash	(3,232)	(4,794)	45,921
Cash, beginning of period	49,153	64,184	—

Cash, end of period	$45,921	$59,390	$45,921

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

In 2007, the Company incorporated a new subsidiary, Geovic Energy Corp., under the laws of the State of Colorado and Geovic Energy Corp. formed a new subsidiary, Pawnee Drilling, LLC, under the laws of the State of Colorado. As of March 31, 2010, Pawnee Drilling, LLC was inactive. In 2008, the Company formed Geovic France SAS under the laws of France and in February 2009 formed Geovic Mineral Sands Corp. under the laws of the State of Colorado to be the parent corporation of Geovic France. In March 2009, Geovic France formed a new subsidiary, Geovic Nouvelle-Calédonie SAS, under the laws of New Caledonia.

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

These interim consolidated financial statements follow the same significant accounting policies and methods of application as the Company’s audited annual consolidated financial statements as included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 (the “Annual Financial Statements”). The interim consolidated financial statements should be read in conjunction with the Annual Financial Statements.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for these interim periods are not necessarily indicative of the result that may be expected for the full year ending December 31, 2010.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Effective January 1, 2010, the Company adopted the disclosure requirements within new authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) which require additional disclosure and clarifies existing disclosure requirements regarding fair value measurements. The adoption of the disclosure requirements have been incorporated into this Form 10-Q, but did not have an impact on the Company’s consolidated financial position and results of operations.

4. LOSS PER SHARE

Basic loss per share has been computed by dividing the net loss applicable to the Company’s common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by including the dilutive effect of common stock that would be issued assuming exercise of the outstanding stock options and stock purchase warrants. Excluded from the computation of diluted loss per share for the three months ended March 31, 2010 and 2009 are shares underlying all outstanding options and warrants because the effect would have been anti-dilutive as the Company incurred losses from continuing operations in each of these periods.

5. EXPLORATION COSTS

GeoCam gained exclusive rights to exploitation of certain cobalt and nickel deposits in Cameroon with the granting of a Mining Convention by the government of Cameroon on August 1, 2002. The Mining Convention grants GeoCam the exclusive rights to mine, process, and export cobalt, nickel and related substances from lands subject to a Mining Permit, which was granted by decree on April 11, 2003. The Mining Convention, which has a primary term of 25 years, sets forth all legal and fiscal provisions governing the mining operation. It is renewable under certain conditions in 10-year increments for the life of the resource.

5. EXPLORATION COSTS (continued)

The following is a summary of the exploration costs incurred by the Company for the periods presented (in thousands).

	Three Months Ended		Unaudited Period from November 16, 1994 (inception) to March 31, 2010
	March 31, 2010	March 31, 2009
Cameroon, Africa:
Property evaluation	$1,391	$1,602	$39,894
Exploration office costs	858	1,211	21,165

	2,249	2,813	61,059

Other projects:
Colorado/Wyoming	34	17	1,759
Arizona	137	85	552
Other	93	12	1,003

	264	114	3,314

Total Exploration Costs	$2,513	$2,927	$64,373

6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	March 31, 2010	December 31, 2009
Machinery and equipment	$3,151	$3,143
Vehicles	680	680
Buildings	413	412
Furniture and equipment	1,109	1,049
Other	73	73
Equipment in transit	160	141

	5,586	5,498
Less accumulated depreciation	(1,424)	(1,200)

	$4,162	$4,298

7. STOCK BASED COMPENSATION

Stock options

The Company adopted a stock option plan which was amended in June 2007, June 2008 and June 2009 (the “Company Option Plan”) under which 18,700,000 Company shares, were reserved for issuance upon exercise of options granted under the Company Option Plan.

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

7. STOCK BASED COMPENSATION (continued)

The following table and related information summarizes the Company’s stock options at March 31, 2010 and the stock option activity for the three months ended March 31, 2010:

	Options Outstanding			Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value (000’s)
	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share*
Available and outstanding at December 31, 2009	3,626,682	15,073,318	$0.74
Granted	(1,525,000)	1,525,000	$0.87
Exercised	650,462	(650,462)	$0.07
Forfeited	—	—	$—
Expired	14,000	(14,000)	$1.68

Available and outstanding at March 31, 2010	2,766,144	15,933,856	$0.78	6.73	$3,993

Exercisable at March 31, 2010		14,262,356	$0.75	6.07	$3,949

Vested or expected to vest at March 31, 2010		15,880,233	$0.78	6.72	$3,992

*	Some of the options are granted with Cdn$ exercise prices, and the weighted average prices reflect the U.S. dollar equivalent prices.

The following stock option grants were issued by the Company during the three months ended March 31, 2010 and 2009, respectively:

•

The Company granted 1,525,000 options under the Company Option Plan [2009 – 300,000]. In accordance with SFAS 123(R), the Company recorded compensation expense of $437 relating to vesting of the grants [2009 - $230]. The options vest 40% upon grant and 30% on each of the first and second anniversaries of the date of grant. As of March 31, 2010, there was $462 of total unrecognized compensation expense related to non-vested stock based compensation granted under the Company Option Plan which is expected to be recognized over a weighted average period of 1.2 years.

•

The weighted-average fair value per share of options granted under the Company’s Options Plan during 2010 was $0.50 [2009 - $0.34]. The total intrinsic value of share options exercised was $491 [2009-$10]. The total cash received from the exercise of stock options was $44 [2009-$1].

The fair value of all stock options granted during the three months ended March 31, 2010 and 2009 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2010	2009
Expected dividend	0.00%	0.00%
Risk-free interest rate	2.57%	1.88%
Expected volatility*	69.74%	69.18%
Expected life (in years)	5.5	5.5

*	For the three months ended March 31, 2010 and 2009, volatility was estimated based on combining the Company’s historical volatility with the historical volatilities of certain other comparable exploration stage mining companies. Prior to 2009, volatility was estimated based on the volatility of certain other comparable exploration stage mining companies.

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

8. STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50 million shares of preferred stock, of which 6 million are designated as Series A convertible preferred stock with a par value of $0.0001. There are no shares of Series A preferred stock or other preferred stock outstanding as of March 31, 2010.

Stock Purchase Warrants

On January 1, 2009, the Company adopted the provisions of ASC 815-40, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, to its outstanding stock purchase warrants, which resulted in a $14,670 reduction in stock purchase warrants offset by a $13,995 reduction in the deficit and established a share-based payment liability of $675. The Company is required to adjust the share-based payment liability to the fair value each reporting period. The fair value adjustment for the stock purchase warrants did not materially affect net loss or loss per share in the consolidated statement of operations for the three months ended March 31, 2009

The following table and related information summarizes the Company’s stock purchase warrants at March 31, 2010 and the stock purchase warrant activity for the three months ended March 31, 2010:

	Number Outstanding	Weighted-Average Exercise Price per Share
Warrants outstanding at December 31, 2009	21,067,339	$2.99
Granted	—	—
Exercised	—	—
Expired	(350,243)	2.25

Warrants outstanding at March 31, 2010	20,717,096	$3.00

The Company recorded compensation expense of $0 relating to vesting of grants [2009 - $0]. The Company also recorded ($272) in 2010 [2009 - $121] for the change in the fair value of the warrants that have exercise prices that are denominated in Canadian dollars. As of March 31, 2010, all outstanding warrants were fully amortized.

9. DERIVATIVE INSTRUMENTS

As part of the provisions of ASC 815-40 the Company determined that the stock purchase warrants denominated in Canadian dollars are not indexed to its stock, and therefore the value was recorded as a liability.

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

9. DERIVATIVE INSTRUMENTS (continued)

A Black-Scholes option-pricing model was used to obtain the fair value of the Company’s stock purchase warrants using the assumptions described in footnote 8 at March 31, 2010. The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying consolidated balance sheet were as follows (in thousands):

Derivative Instruments	Balance Sheet Location	March 31, 2010	December 31, 2009
Stock purchase warrants	Share-based payment liability	$519	$791

The effect of derivative instruments not designed as hedging instruments on the accompanying consolidated statements of operations was immaterial for the three-month period March 31, 2010.

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

The fair value of the share-based payment liability, is based on unobservable inputs in which little or no market data exists included the fair value of the Company’s stock purchase warrants as described in footnote 9, therefore it is classified as Level 3. The following table summarizes the change in the fair values of the share-based payment liability categorized as level 3 (in thousands):

Three Months Ended March 31, 2010
Balance at December 31, 2009	$791
Change in fair value	(272)

Balance at March 31, 2010	$519

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

On September 2, 2008, GeoCam shareholders approved a GeoCam capital increase for 2008 of CFA francs 30.34 billion equivalent to approximately $67 million, to be issued in multiple cash calls made by the GeoCam Board of Directors. The capital increase was based on GeoCam’s 2008 budget and Geovic’s pre-2007 capital advances made for GeoCam.

During the three months ended March 31, 2010 GeoCam completed the final cash call of the 2008 capital increase equivalent to approximately $3 million. In the cash call Geovic paid approximately $1.8 million, representing 60.5% of the cash calls, and the other minority shareholders paid cash of approximately $1.2 million.

At March 31, 2010 all of the 2008 capital increase had been paid by or for the accounts of the stockholders of GeoCam, including Geovic, in their respective ownership interests prior to the capital increase.

11. NONCONTROLLING INTEREST (continued)

The noncontrolling interest balance of approximately $10 million at March 31, 2010 represents the balance from the capital increases contributed by the other minority shareholders as described above. The difference between the original amounts contributed and the balance at March 31, 2010 represents the noncontrolling interests share of the actual expenditures from January 1, 2007 through March 31, 2010.

On May 6, 2010 a capital increase equivalent to approximately $11 million was approved for 2010.

12. INCOME TAXES

The Company had no unrecognized tax benefit as of March 31, 2010 or unrecognized tax benefits that would impact the effective rate. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

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

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the quarter ended March 31, 2010, the Company recognized no potential interest or penalties with respect to unrecognized tax benefits.

There was no benefit from income taxes in the first quarter of 2010 and during the same period in 2009. The effective tax rate was 0% for the first quarter of 2010 and for the same period in 2009. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, change in valuation allowance offsetting foreign and domestic operating losses and foreign taxes at rates other than 35%.

13. RELATED PARTY TRANSACTIONS

[a]	On June 15, 2009, Geovic, Ltd., entered into an agreement with Mineral Services, LLC which was amended effective December 31, 2009, related to project development, technical, financing, and marketing services. Mineral Services, LLC is owned by Michael Mason, a director of the Company. Total fees expensed under the agreement during the three-months ended March 31, 2010 were $28 [2009 - $10].

[b]	Geovic holds an option to acquire the 0.5% ownership interest in GeoCam held by William A. Buckovic, an officer and director of the Company and Geovic. Under the option agreement, Geovic is obligated to pay all GeoCam capital increases on behalf of Mr. Buckovic to maintain his ownership interest in GeoCam. During the quarter ended March 31, 2010, Geovic paid approximately $15 [2009 - $20] in the cash calls as required under the option agreement (see note 11).

[c]	GeoCam entered into annual professional and management services contracts with Société Nationale d’Investissement du Cameroon (“S.N.I.”), the holder of 20% of GeoCam and representative of other holders of an additional 19.5% of the outstanding shares of GeoCam. The services are for government relations and administrative matters related to project development. GeoCam has expensed $82 during 2010 for these services [2009 - $160].

14. COMMITMENTS AND CONTINGENCIES

[a]	In 2007 the Company engaged a supplier for services in regards to the Nkamouna project. The Company recorded and subsequently disputed approximately $721 of the charges. In April of 2010 the dispute was settled for approximately $213 resulting in a credit to the statement of operations of $508.

[b]	In November 2009, five management level consultants or employees of GeoCam filed litigation in Cameroon, claiming approximately $2.2 million as compensation and damages as a result of termination of their services by GeoCam in connection with a reduction in workforce in February and March 2009. In April 2010 the case was dismissed.

[c]	In December 2009, GeoCam appointed Lycopodium Minerals Pty Ltd as the engineering contractor to update the Nkamouna feasibility optimization study. The study commenced in January 2010 and is expected to be completed late third quarter of 2010. The Company expects to incur approximately $1.5 million to complete this study, however, the contract can be terminated with appropriate notice.

14. COMMITMENTS AND CONTINGENCIES (continued)

[d]	In December 2009 the Company engaged Standard Chartered Bank of London, UK, as its advisor in connection with the further development and financing of the Nkamouna project. The Company agreed to pay a fixed retainer fee of $50 per month and a $0.8 million success fee upon completion. The terms of the agreement are based on the assumption that the completion will occur by December 2010. The agreement can be terminated upon appropriate notice.

[e]	On November 8, 2006, Geovic entered into a patent license agreement with Inco Limited (“Inco”) with respect to certain technological processes and equipment related to processing nickel and cobalt. As partial consideration for the agreement, Geovic paid Inco an initial payment of $20. Geovic agreed to pay Inco a royalty based on the net selling price of production, as defined, up to maximum of $0.4 million during each 12 month period subject to a total maximum consideration (exclusive of the initial payment) equal to $2 million.

[f]	GeoCam is obligated under its mining permit to provide persons living in the region of the permitted area with social, sports, education and health infra-structure to promote their well being. In 2010 and 2009 this obligation was met by contracting with GeoAid International Inc. (“GeoAid”), a non-profit international humanitarian organization, with an affiliate in Cameroon. In 2010 the Company contributed $45 to GeoAid. While the Company is not legally obligated to contribute a specific amount, the Company in 2010 and 2009 was the sole financial contributor to GeoAid.

[g]	The Company’s 60% owned subsidiary, GeoCam, entered into purchase orders for mining equipment in 2008 for obligations totaling €615 and deposited €99 toward the purchases. In 2009, GeoCam requested to delay the delivery of the equipment to 2010 or thereafter. The sellers indicated a willingness to accept the delay and GeoCam would pay 6% per annum on a portion of the unpaid purchase price of the equipment delayed for delivery. No formal agreement to delay delivery has been completed. No liabilities were accrued in 2009 or 2010 for these commitments.

[h]	GeoCam received a letter from the Minister of Industry, Mines and Technological Development of the Republic of Cameroon on March 20, 2006 requesting payment of surface area taxes of approximately $500 and a penalty of the same amount for the period from 2003 to 2005. GeoCam has disputed this amount based on its interpretation of the Mining Convention signed on July 31, 2002 that GeoCam is only committed to pay this surface area tax once commercial exploitation begins.

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

[i]	During the year ended December 31, 2003, Geovic received a grant from the United States Trade and Development Agency (USTDA). The grant reimburses Geovic for 50% of the cost of a feasibility study for GeoCam’s Cameroon mining project. The grant specifies that, if the project is successful, all grant reimbursement proceeds received by Geovic must be paid back to the USTDA. The proceeds would be paid back once project financing is acquired. If the project is unsuccessful, the reimbursement proceeds would be considered a grant and Geovic would not be required to pay back the USTDA. As of March 31, 2010, Geovic has received $330 in grant reimbursement proceeds from the USTDA. The Company has recorded a liability for this obligation as of March 31, 2010 and 2009.

15. SUBSEQUENT EVENTS

The Company has evaluated all events occurring after March 31, 2010 balance sheet date through the date of issuance of these consolidated financial statements for necessary subsequent event disclosures. No items meet the requirements for subsequent event disclosures other than those previously described in these footnotes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2009 as well as with the financial and related notes and the other information appearing elsewhere in this report. As used in this report, unless the context otherwise indicates, references to “we”, “our”, “ours” and “us” refer to Geovic Mining Corp. and its subsidiaries collectively.

Overview

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an analysis of our capital resources and liquidity at March 31, 2010 and financial results of operations for the three months ended March 31, 2010 compared to the prior year period. All amounts are presented in U.S. dollars unless indicated otherwise. Reference should also be made to the financial statements filed with this report and the Company’s other disclosure materials filed from time to time on www.sec.gov or the Company’s website at www.geovic.net.

Business

We are engaged in the business of exploring and developing a cobalt, nickel, and manganese mining project in Cameroon through our majority-owned (60%) subsidiary, Geovic Cameroon, PLC (“GeoCam”), a financially dependent public limited company duly organized and incorporated under the laws of the Republic of Cameroon. We also engage in other exploration, land acquisitions and investments in other minerals that we believe would provide high-quality diversification opportunities.

Our future success will be largely dependent on our ability to finalize, and secure financing for, a development plan to mine and process the mineralization in GeoCam’s Nkamouna and Mada deposits (together, the “Nkanouna Project”), the first of several deposits we have located on the Cameroon Properties. A feasibility study on development of a cobalt-nickel mine and mineral processing facility, delivered in November 2007, estimated that total capital, pre-opening and initial operating expenses for the Nkamouna Project in Cameroon would be approximately $397 million. An optimization study by other outside consultants to review and improve the efficiencies was completed in September 2008 (“2008 OS”) and estimated total capital construction costs (exclusive of escalation) and pre-production operating expenses at approximately $379 million including additional processing equipment required to recover manganese carbonate. In addition, working capital required during startup and commissioning was estimated at $38 million.

The Company and noncontrolling interests of GeoCam concluded in the fourth quarter of 2008 that debt and equity financing and commencement of construction at the Nkamouna Project would be delayed indefinitely due to worldwide financial turmoil. While delaying the construction and financing process, we have undertaken to review technical and metallurgical aspects of planned metal processing at the Nkamouna Project in an effort to facilitate financing by improving process efficacy and projected profitability and reducing capital costs and process risk. In December 2009 GeoCam engaged a third consulting firm to prepare a Feasibility Study Update (“FSU”) which is expected to be completed in the third quarter of 2010. In addition, we reduced the level of pre-construction activity in Cameroon, including reduction of GeoCam staffing during 2009 and into 2010 continued generally limiting activities to those expected to enhance the value and ultimate development of the Nkamouna Project. We took these actions because we concluded that the operating results forecast in the 2008 OS would not support financing, particularly under the turbulent late-2008 economic conditions. Such conditions have historically been accompanied by lower demand and falling prices for certain commodities. Significant declines in prices for cobalt, nickel and manganese which began in mid-2008 could also impair the availability of and completion of project debt and equity financing. Cobalt prices rose moderately from late 2009 through the first quarter 2010.

We plan to continue this cautious approach until we are reasonably satisfied that Nkamouna Project debt and equity financing in required amounts can be completed and that world-wide financial and commodities markets have improved.

We had consolidated cash and cash equivalents of approximately $45.9 million at March 31, 2010, of which $41.7 million was held in the U.S. Due to the delay of commencement of construction at Nkamouna and the current level of planned and committed expenditures for 2010, we do not plan to raise debt or equity capital until late 2010 at the earliest.

Securing required financing to develop the Nkamouna Project will be dependent on numerous additional factors affecting the expected economics of the Nkamouna Project, including: completion of the FSU with conclusions that Nkamouna is feasible and would support project debt financing incurred to develop the mine and processing facilities, our success in raising our portion of required equity for project financing, availability and cost of capital, market conditions and demand for the metal products to be produced, satisfying lenders that mineral processing and the financial returns forecast in the development plan will be achievable from a technical standpoint, arrangement of metal sales agreements and the pricing and terms of such agreements, cost trends and availability of mining and processing equipment as well as operating materials and services necessary to develop and operate the properties, existing environmental and reclamation commitments, compliance with any additional government requirements or approvals associated with project development and operation, political unrest, geopolitical developments, and the relative competitive position of existing and prospective cobalt and nickel projects worldwide. Other significant factors affecting development of the Nkamouna Project include operating the Nkamouna Project through GeoCam as a separate Cameroonian entity, GeoCam’s ability to recruit, train and retain a stable local workforce and qualified mining professionals manage mine development, construction and operation, and the logistical challenges of operating the project in a relatively undeveloped, remote area in Cameroon.

We are the majority shareholder of GeoCam; however, as a matter of policy, we do not take major strategic actions at GeoCam without general concurrence by the noncontrolling interests. We view a good working relationship with the noncontrolling interests of GeoCam as imperative to the future success of the Nkamouna Project. Two of five GeoCam directors are appointed by the noncontrolling interests.

Capital Resources and Liquidity

At March 31, 2010 we had approximately $45.9 million of cash and cash equivalents on a consolidated basis, a decrease of approximately $3.2 million from December 31, 2009. Approximately $1.2 million in additional capital was paid to GeoCam by the noncontrolling interest in the first quarter of 2010. Our cash is invested in U.S. dollar (“US$”) deposits and highly liquid money market funds, and GeoCam’s funds are held in the Cameroon branch of a large international bank. The money market funds in which we invested have not experienced losses during the recent financial crisis.

We do not anticipate generating revenue until operations at the Nkamouna Project begin. We believe that our cash resources will satisfy our capital and liquidity requirements at least through 2010 or longer, depending on GeoCam’s level of activity. We will be obligated to fund 60.5% of the future GeoCam operating cash requirements as specified in the GeoCam shareholder agreement.

The GeoCam capital increases are funded by the shareholders of GeoCam in accordance with the respective ownership interests prior to the capital increase. By year-end 2009, all but approximately $3 million of the 2008 capital increase of approximately $67 million (which included certain historic amounts) had been called, and the balance was called in February 2010, of which we paid approximately $1.8 million. We will be obligated to fund 60.5% of all future GeoCam capital increases when cash calls are made, and the noncontrolling shareholders will be obligated to fund the balance. The total GeoCam 2010 budget is approximately $17.4 million of which approximately $11 million is subject to further capital increases which were approved by shareholders in May 2010 and will be funded as called by the GeoCam board. The budget reflects the increased technical evaluation and pilot testing and related expenses, and costs associated with the FSU, all currently underway and aimed at reducing technical risk, improving estimated economic performance and establishing feasibility of the Nkamouna Project.

Any future project debt financing for the Nkamouna Project will likely require GeoCam and its shareholders to furnish at least 40% of the total estimated capital, cost overruns and initial operating costs. Accordingly if the Nkamouna Project is to be developed, we expect to be obligated to contribute our proportionate share of capital prior to funding of project debt financing. Based on the current capital cost estimates for the Nkamouna Project, we do not expect to have sufficient cash available to satisfy this obligation at the time it will be required. Our ability to raise required additional capital for this purpose will depend on a number of factors that are partly or wholly outside of our control, including the status of world-wide financial, commodity and other markets after the market disruptions in 2008 and 2009, which could make it difficult for the Company or the noncontrolling interests to obtain the required equity and any related debt financing. Terms of such financing, if available, may be dilutive to present stockholders.

In December 2009, we engaged Standard Chartered Bank as the Company’s financial advisor in connection with preparing and planning for project financing, reviewing documentation, considering early-stage efforts to locate potential strategic investors and product purchasers, and related activities. During early 2010 we met with various large international businesses that have indicated an interest in the future off-take from the Nkamouna Project.

We expect our 2010 general and administrative expenses in the United States to total approximately $7 million, including up to $3.5 million amounts for acquisition and exploration of mineral properties, or investment in other resource entities, in the United States and elsewhere in 2010. We expect that a significant portion of our cash resources will be expended or committed for these purposes through 2010 or later and that our cash balances will continue to decrease from quarter to quarter.

Based on our current planned 2010 expenditures, we anticipate that our year-end cash and cash equivalents will be approximately $27 to $28 million.

Neither the Company nor GeoCam has any material debt or other similar obligations or commitments, except as disclosed, and we believe that our present capital resources will be sufficient to satisfy the capital and liquidity requirements described above through at least the end of 2010. We have no standby financing arrangements currently in place.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009:

The Company had no revenue and incurred losses from operations during the first quarters of 2010 and 2009, and has had no revenue from operations since inception. The net loss attributed to the Company decreased approximately $0.4 million in the first quarter of 2010 compared to the first quarter 2009. Exploration expenses decreased by $0.4 million in the quarter compared to the year earlier period, of which $0.6 million represents a decrease in exploration costs in Cameroon (including consulting activity on the Nkamouna Project conducted in the United States) and an increase of $0.2 million in exploration expense in other Company projects. Exploration office costs of GeoCam decreased $0.4 million in 2010, reflecting the scaling back of activities. Property evaluation expenses decreased $0.2 million in the quarter. In 2010 a disputed supplier account was settled, resulting in the reversal of approximately $0.5 million of accruals from prior years which reduced the quarterly loss. Excluding the reversal of accruals, property evaluation costs increased in Cameroon by $0.3 million mainly due to the feasibility study work, pilot process testing and related costs.

Stock compensation expense increased approximately $0.2 million. During the first quarter of 2010 we made the annual grants of options under the Stock Option Plan to officers, directors and employees. In 2009 the annual grant was not made until June, resulting in lower expense in 2009.

General and administrative expenses in the United States decreased $0.3 million in the quarter, when compared to the first quarter of 2009. The decrease is mainly due to $0.5 million lower accounting related costs and additional staff and consultants engaged in 2009. In 2010 legal fees have increased $0.1 million and financial advising fees have increased $0.2 million.

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

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Safe Harbor Statement

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. Our forward-looking statements include, without limitation statements with respect to the expected completion of the feasibility study update for the Nkamouna Project; our expectations regarding capital required prior to production at the Nkamouna Project; requirements for additional capital; anticipated terms and requirements under future project debt financing arrangements; anticipated expenditures in 2010; our anticipated cash position at the end of 2010; and our plans with respect to future debt and equity financing.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from such forward-looking statements (“cautionary statements”) are disclosed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and include the results of the feasibility study update; the availability of financing on acceptable terms or at all; actual results of current exploration activities; conclusions of economic evaluations; changes in project parameters as plans continue to be refined; future prices of metals; possible variations in ore reserves, grades, or recovery rates; labor disputes, delays in obtaining governmental approvals or changes in governmental laws and regulations; delays in the completion of development or construction activities and other factors as described herein. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of March 31, 2010.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting occurred during our last fiscal quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended March 31, 2010, management concluded that there were no such changes to our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 1A.	RISK FACTORS.

There are no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED)

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a) Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVIC MINING CORP.
Registrant

May 11, 2010	By:	/s/ John E. Sherborne
John E. Sherborne
Chief Executive Officer

May 11, 2010	By:	/s/ Greg Hill
Greg Hill
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002