Form 10-Q
period 2010-06-30
GEOVIC MINING CORP.
filed 2010-08-06
CIK 1398005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

103,781,408 Shares of Common Stock, $0.0001 par value, were outstanding at August 6, 2010

Geovic Mining Corp.

(an exploration stage company)

FORM 10-Q

For the Three and Six Months Ended June 30, 2010

Part I - Financial Information

Item 1.	Consolidated Financial Statements (unaudited)

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

(In thousands)

	Unaudited June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$39,675	$49,153
Prepaid expenses	600	462
Other	163	197

Total current assets	40,438	49,812
Property, plant and equipment, net [note 6]	4,003	4,298
Deposits	15	19

Total assets	$44,456	$54,129

LIABILITIES
Current liabilities:
Accrued liabilities and other payables	$2,741	$3,423

Total current liabilities	2,741	3,423
Other liabilities	556	682
Related party payable	164	328
Share-based payment liability [note 8]	172	791

Total liabilities	3,633	5,224

EQUITY
Stockholders’ equity:
Common stock, par value of $0.0001, 200 million shares authorized and 103.7 and 103.1 million shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	10	10
Additional paid-in capital	108,260	107,625
Stock purchase warrants	1,078	1,078
Deficit accumulated during the exploration stage	(77,676)	(69,673)

Total stockholders’ equity	31,672	39,040
Noncontrolling interest [note 11]	9,151	9,865

Total equity	40,823	48,905

Total liabilities and equity	$44,456	$54,129

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,		Unaudited Period from Nov. 16, 1994 (inception) to June 30, 2010

	2010	2009	2010	2009
EXPENSES (INCOME)
Exploration costs [note 5]	$4,379	$2,955	$6,892	$5,882	$68,752
General and administrative	1,923	2,125	3,648	4,178	27,142
Stock based compensation [notes 7 and 8]	154	349	591	579	17,664
Change in fair value of warrants [note 8]	(347)	335	(619)	214	(503)
Interest and bank charges	15	15	27	30	321
Depreciation	217	190	441	318	2,199
Mineral property impairment	—	—	—	—	3,244

Total Expenses	6,341	5,969	10,980	11,201	118,819
Interest income	(1)	(63)	(2)	(103)	(4,792)

Net loss before income taxes	(6,340)	(5,906)	(10,978)	(11,098)	(114,027)
Income tax benefit	—	(73)	—	(73)	(65)

Consolidated net loss	(6,340)	(5,833)	(10,978)	(11,025)	(113,962)

Less: Net loss attributed to the noncontrolling interest	(1,890)	(1,292)	(2,975)	(2,507)	(22,291)

Net loss attributed to Geovic	$(4,450)	$(4,541)	$(8,003)	$(8,518)	$(91,671)

Net loss per share attributed to Geovic common stockholders	$(0.04)	$(0.04)	$(0.08)	$(0.08)

Weighted average shares outstanding basic and diluted	103,724,508	102,974,046	103,561,077	102,974,046

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Common Stock		Additional paid-in capital	Stock Purchase Warrants	Deficit	Noncontrolling Interest	Total

	Shares	Amount
Balance, December 31, 2008	102,943,446	$10	$106,648	$15,748	$(67,377)	$9,144	$64,173

Cumulative effect of adoption of ASC 815-40 [note 8]	—	—	—	(14,670)	13,995	—	(675)
Stock options exercised [note 7]	130,600	—	6	—	—	—	6
Stock-based compensation [notes 7 and 8]	—	—	971	—	—	—	971
Noncontrolling interest contribution	—	—	—	—	—	5,322	5,322
Net loss for year	—	—	—	—	(16,291)	(4,601)	(20,892)

Balance, December 31, 2009	103,074,046	$10	$107,625	$1,078	$(69,673)	$9,865	$48,905

Stock options exercised [note 7]	650,462	—	44	—	—	—	44
Stock-based compensation [note7]	—	—	591	—	—	—	591
Noncontrolling interest contribution	—	—	—	—	—	2,261	2,261
Net loss	—	—	—	—	(8,003)	(2,975)	(10,978)

Balance, June 30, 2010	103,724,508	$10	$108,260	$1,078	$(77,676)	$9,151	$40,823

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,		Unaudited Period from Nov. 16, 1994 (inception) to June 30, 2010

	2010	2009	2010	2009
OPERATING ACTIVITIES
Consolidated net loss	$(6,340)	$(5,833)	$(10,978)	$(11,025)	$(113,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	217	190	441	318	2,199
Stock-based compensation expense	154	349	591	579	17,664
Change in fair value of warrants	(347)	335	(619)	214	(503)
Writeoff of mineral leases	—	—	—	—	3,244
Changes in non-cash operating working capital:
(Increase) decrease in income tax receivable	—	354	—	458	—
(Increase) decrease in prepaid expenses	(250)	(125)	(138)	(75)	(600)
(Increase) decrease in other assets	27	(16)	34	345	(54)
(Increase) decrease in deposits	—	2	4	2	(124)
Increase (decrease) in accrued liabilities and other payables	(823)	(252)	(682)	(2,208)	2,741
Increase in other liabilities	18	24	(126)	33	556
Increase (decrease) in related party payable	82	(158)	(164)	2	164

Cash used in operating activities	(7,262)	(5,130)	(11,637)	(11,357)	(88,675)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(58)	(39)	(146)	(45)	(6,203)
Acquisition of mineral leases	—	—	—	—	(3,244)

Cash used in investing activities	(58)	(39)	(146)	(45)	(9,447)
FINANCING ACTIVITIES
Noncontrolling interest contribution	1,074	828	2,261	2,266	31,442
Proceeds from issuance of common stock and preferred stock	—	—	—	—	95,589
Cash paid to rescind exercise of stock options	—	—	—	—	(15)
Proceeds from issuance of stock warrants	—	—	—	—	16,168
Proceeds from exercise of stock options and warrants	—	—	44	1	2,358
Stock issue costs	—	—	—	—	(7,745)

Cash provided by financing activities	1,074	828	2,305	2,267	137,797
Net increase (decrease) in cash	(6,246)	(4,341)	(9,478)	(9,135)	39,675
Cash, beginning of period	45,921	59,390	49,153	64,184	—

Cash, end of period	$39,675	$55,049	$39,675	$55,049	$39,675

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

1. NATURE OF BUSINESS

Geovic Mining Corp. (the “Company”) is incorporated under the laws of the state of Delaware. The Company owns 100% of the shares of Geovic, Ltd. (“Geovic”), a company that has been in the mining exploratory stage since its inception on November 16, 1994. The Company is an exploration stage company in the process of planning the development of its mineral properties through its subsidiaries.

Geovic is engaged in the business of exploring for cobalt, nickel and related minerals through its majority-owned (60%) subsidiary, Geovic Cameroon, PLC (“GeoCam”), a financially dependent public limited company duly organized and incorporated under the laws of the Republic of Cameroon. The Company is also exploring directly in the United States.

In 2007, the Company incorporated a new subsidiary, Geovic Energy Corp., under the laws of the State of Colorado and Geovic Energy Corp. formed a new subsidiary, Pawnee Drilling, LLC, under the laws of the State of Colorado. As of June 30, 2010, Pawnee Drilling, LLC was inactive. In 2008, the Company formed Geovic France SAS under the laws of France and in February 2009 formed Geovic Mineral Sands Corp. under the laws of the State of Colorado to be the parent corporation of Geovic France. In March 2009, Geovic France formed a new subsidiary, Geovic Nouvelle-Calédonie SAS, under the laws of New Caledonia.

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

4. LOSS PER SHARE

Basic loss per share has been computed by dividing the net loss applicable to the Company’s common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by including the dilutive effect of common stock that would be issued assuming exercise of the outstanding stock options and stock purchase warrants. Excluded from the computation of diluted loss per share for the six months ended June 30, 2010 and 2009 are shares underlying all outstanding options and warrants because the effect would have been anti-dilutive.

5. EXPLORATION COSTS

With the granting of a Mining Convention by the government of Cameroon on August 1, 2002, GeoCam gained exclusive rights to exploitation of certain cobalt and nickel deposits in Cameroon. The Mining Convention grants GeoCam exclusive rights to mine, process, and export cobalt, nickel and related substances from lands subject to a Mining Permit, which was granted by decree on April 11, 2003. The Mining Convention, which has a primary term of 25 years, sets forth all legal and fiscal provisions governing the mining operation. It is renewable under certain conditions in 10-year increments for the life of the resource.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

The following is a summary of the exploration costs incurred by the Company for the periods presented (in thousands).

	Three Months Ended		Six Months Ended		Unaudited Period from November 16, 1994 (inception) to June 30, 2010

	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Cameroon, Africa:
Property evaluation	$2,915	$1,267	$4,306	$2,869	$42,809
Exploration office costs	1,282	1,485	2,140	2,696	22,447

	4,197	2,752	6,446	5,565	65,256

Other projects:
Colorado/Wyoming	70	25	104	42	1,829
Arizona	68	20	205	105	620
Other	44	158	137	170	1,047

	182	203	446	317	3,496

Total Exploration Costs	$4,379	$2,955	$6,892	$5,882	$68,752

6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	June 30, 2010	December 31, 2009
Machinery and equipment	$3,151	$3,143
Vehicles	680	680
Buildings	412	412
Furniture and equipment	1,165	1,049
Other	95	73
Equipment in transit	141	141

	5,644	5,498
Less accumulated depreciation	(1,641)	(1,200)

	$4,003	$4,298

7. STOCK BASED COMPENSATION

Stock options

The Company adopted a stock option plan which was amended in June 2007, June 2008 and June 2009 (the “Company Option Plan”) under which 18,700,000 Company shares were reserved for issuance upon exercise of options granted under the Company.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

The following table and related information summarizes the Company’s stock options at June 30, 2010 and the stock option activity for the six months ended June 30, 2010:

	Options Outstanding			Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value (000’s)
	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share*
Available and outstanding at December 31, 2009	3,626,682	15,073,318	$0.74
Granted	(1,725,000)	1,725,000	$0.84
Exercised	650,462	(650,462)	$0.07
Forfeited	—	—	$—
Expired	14,000	(14,000)	$1.68

Available and outstanding at June 30, 2010	2,566,144	16,133,856	$0.78	6.52	$3,269

Exercisable at June 30, 2010		14,508,356	$0.78	6.27	$3,265

Vested or expected to vest at June 30, 2010		16,091,188	$0.78	6.51	$3,269

*	Some of the options are granted with Cdn$ exercise prices, and the weighted average prices reflect the U.S. dollar equivalent prices.

The following stock option grants were issued by the Company during the six months ended June 30, 2010 and 2009, respectively:

•

The Company granted 1,725,000 options under the Company Option Plan [2009 - 1,425,000]. In accordance with SFAS 123(R), the Company recorded compensation expense of $591 relating to vesting of the grants [2009 - $579]. The options vest 40% upon grant and 30% on each of the first and second anniversaries of the date of grant. As of June 30, 2010, there was $384 of total unrecognized compensation expense related to non-vested stock based compensation granted under the Company Option Plan which is expected to be recognized over a weighted average period of 1.1 years.

•

The weighted-average fair value per share of options granted under the Company’s Options Plan during 2010 was $0.47 [2009 - $0.36]. The total intrinsic value of share options exercised was $491 [2009 - $10]. The total cash received from the exercise of stock options was $44 [2009 - $1].

The fair value of all stock options granted during the six months ended June 30, 2010 and 2009 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2010	2009
Expected dividend	0.00%	0.00%
Risk-free interest rate	2.1% - 2.6%	1.9% - 2.8%
Expected volatility*	68.6% - 69.7%	69.2% - 69.4%
Expected life (in years)	5.5	5.5

*	For the six months ended June 30, 2010 and 2009, volatility was estimated based on combining the Company’s historical volatility with the historical volatilities of certain other comparable exploration stage mining companies. Prior to 2009, volatility was estimated based on the volatility of certain other comparable exploration stage mining companies.

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

Stock Award Plan

The Company adopted a stock award plan which was approved by stockholders in June 2010 under which 2,000,000 Company shares were reserved for issuance. The purpose of the plan is to provide a means by which eligible recipients may be given an opportunity to benefit from increases in value of the common stock through the granting of restricted stock and restricted stock units.

As of the date of issuance of the consolidated financial statements, no stock awards have been granted.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

8. STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50 million shares of preferred stock, of which 6 million are designated as Series A convertible preferred stock with a par value of $0.0001. There are no shares of Series A preferred stock or other preferred stock outstanding as of June 30, 2010.

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

The following table and related information summarizes the Company’s stock purchase warrants at June 30, 2010 and the stock purchase warrant activity for the six months ended June 30, 2010:

	Number Outstanding	Weighted-Average Exercise Price per Share
Warrants outstanding at December 31, 2009	21,067,339	$2.99
Granted	—	—
Exercised	—	—
Expired	(2,175,243)	2.93

Warrants outstanding at June 30, 2010	18,892,096	$2.99

The Company recorded compensation expense of $0 relating to vesting of grants [2009 - $1]. The Company also recorded ($619) in 2010 [2009 - $214] for the change in the fair value of the warrants that have exercise prices that are denominated in Canadian dollars. As of June 30, 2010, all outstanding warrants were fully amortized.

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

A Black-Scholes option-pricing model was used to obtain the fair value of the Company’s stock purchase warrants using the assumptions described in footnote 8 at June 30, 2010. The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying consolidated balance sheet were as follows (in thousands):

Derivative Instruments	Balance Sheet Location	June 30, 2010	December 31, 2009
Stock purchase warrants	Share-based payment liability	$172	$791

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

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

The fair value of the share-based payment liability, is based on unobservable inputs in which little or no market data exists included the fair value of the Company’s stock purchase warrants as described in footnote 9, therefore it is classified as Level 3. The following table summarizes the change in the fair values of the share-based payment liability categorized as level 3 (in thousands):

Six Months Ended June 30, 2010
Balance at December 31, 2009	$791
Change in fair value	(619)

Balance at June 30, 2010	$172

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

During the three months ended June 30, 2010 GeoCam completed one cash call of the 2010 capital increase equivalent to approximately $2.7 million. In the cash call Geovic paid approximately $1.6 million, representing 60.5% of the cash call, and the noncontrolling interest paid cash of approximately $1.1 million.

During the six months ended June 30, 2010 GeoCam completed two cash calls, the first the remainder of the 2008 capital increase and the second of the 2010 capital increase, equivalent to approximately $5.7 million. In the cash calls Geovic paid approximately $3.4 million, representing 60.5% of the cash calls, and the noncontrolling interest paid cash of approximately $2.3 million.

The noncontrolling interest balance of approximately $9.2 million at June 30, 2010 represents the balance from the capital increases contributed by the other minority shareholders as described above. The difference between the original amounts contributed and the balance at June 30, 2010 represents the noncontrolling interests share of the actual expenditures from January 1, 2007 through June 30, 2010.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

12. INCOME TAXES

The Company had no unrecognized tax benefit as of June 30, 2010 or unrecognized tax benefits that would impact the effective rate. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next six months.

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

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the three and six months ended June 30, 2010, the Company recognized no potential interest or penalties with respect to unrecognized tax benefits.

There was no benefit from income taxes in the three and six months ended June 30, 2010 and during the same period in 2009. The effective tax rate was 0% for the first three and six months of 2010 and for the same period in 2009. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, change in valuation allowance offsetting foreign and domestic operating losses and foreign taxes at rates other than 35%.

13. RELATED PARTY TRANSACTIONS

[a]	On June 15, 2009, Geovic, Ltd., entered into an agreement with Mineral Services, LLC which was amended effective December 31, 2009, related to project development, technical, financing, and marketing services. Mineral Services, LLC is owned by Michael Mason, a director of the Company. Total fees expensed under the agreement during the three and six months ended June 30, 2010 were $28 per quarter [2009 - $10 per quarter].

[b]	Geovic holds an option to acquire the 0.5% ownership interest in GeoCam held by William A. Buckovic, an officer and director of the Company and Geovic. Under the option agreement, Geovic is obligated to pay all GeoCam capital increases on behalf of Mr. Buckovic to maintain his ownership interest in GeoCam. During the three and six months ended June 30, 2010, Geovic paid approximately $14 and $29 [2009 - $10 and $28 respectively] in the cash calls as required under the option agreement (see note 11).

[c]	GeoCam entered into annual professional and management services contracts with Société Nationale d’Investissement du Cameroon, the holder of 20% of GeoCam and representative of other holders of an additional 19.5% of the outstanding shares of GeoCam. The services are for government relations and administrative matters related to project development. GeoCam has expensed $82 per quarter during 2010 for these services [2009 - $77 per quarter].

14. COMMITMENTS AND CONTINGENCIES

[a]	In 2007 the Company engaged a supplier for services in regards to the Nkamouna project. The Company recorded and subsequently disputed approximately $460 of the charges. The dispute was settled for approximately $350 resulting in a credit to the statement of operations of $110 for the quarter ended June 30, 2010.

[b]	In 2007 the Company engaged a supplier for services in regards to the Nkamouna project. The Company recorded and subsequently disputed approximately $721 of the charges. The dispute was settled for approximately $213 resulting in a credit to the statement of operations of $508 for the quarter ended March 31, 2010.

[c]	In November 2009, five management level consultants or employees of GeoCam filed litigation in Cameroon, claiming approximately $2.2 million as compensation and damages as a result of termination of their services by GeoCam in connection with a reduction in workforce in February and March 2009. In April 2010 the litigation was dismissed. In July 2010 the litigation was brought before another jurisdiction and remains outstanding. However, the Company believes all contractual and other obligations to the individuals have been satisfied and the current claims have no basis.

[d]	In April 2010, GeoCam engaged an industrial research and development contractor to perform laboratory testing, construct a pilot plant and generate design data. The study commenced in April 2010 and is expected to be completed in the third quarter of 2010. The Company expects to incur a total of approximately $4.5 million to complete this work however, the contract can be terminated with appropriate notice. For the six months ended June 30, 2010 the company has incurred approximately $2.1 million.

[e]	In December 2009, GeoCam engaged an engineering contractor to update the Nkamouna feasibility study. The study commenced in January 2010 and is expected to be completed in 2010. The Company expects to incur a total of approximately $2.7 million to complete this study however, the contract can be terminated with appropriate notice. For the six months ended June 30, 2010 the company has incurred approximately $0.9 million.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

[f]	In December 2009 the Company engaged a financial advisor in connection with the financing of the Nkamouna project. The Company agreed to pay a fixed retainer fee of $50 per month and a $0.8 million success fee upon completion. The terms of the agreement were based on the assumption that the completion would occur by December 2010. A replacement agreement with GeoCam was entered into August 2010 with substantially the same terms except the new agreement is based on the assumption that completion will occur July 2011.

[g]	On November 8, 2006, Geovic entered into a patent license agreement with Inco Limited (“Inco”) with respect to certain technological processes and equipment related to processing nickel and cobalt. As partial consideration for the agreement, Geovic paid Inco an initial payment of $20. Geovic agreed to pay Inco a royalty based on the net selling price of production, as defined, up to maximum of $0.4 million during each 12 month period subject to a total maximum consideration (exclusive of the initial payment) equal to $2 million. Geovic is no longer planning to use this technology in its metallurgical processing.

[h]	GeoCam is obligated under its mining permit to provide persons living in the region of the permitted area with social, sports, education and health infra-structure to promote their well being. In 2010 and 2009 this obligation was met by contracting with GeoAid International Inc. and/or its affiliate GeoAid Cameroon (“GeoAid”), non-profit international humanitarian organizations. During the three and six months ended June 30, 2010 the Company expensed $141 and $186 [2009 - $117 and $282] to GeoAid. While the Company is not legally obligated to contribute a specific amount, the Company in 2010 and 2009 they were the primary financial contributor to GeoAid.

[i]	The Company’s 60% owned subsidiary, GeoCam, entered into purchase orders for mining equipment in 2008 for obligations totaling €615 and deposited €99 toward the purchases. In 2009, GeoCam requested to delay the delivery of the equipment to 2010 or thereafter. The sellers agreed to accept the delay and GeoCam would pay 6% per annum on a portion of the unpaid purchase price of the equipment delayed for delivery. No formal agreement to delay delivery has been completed. No liabilities were accrued in 2009 or 2010 for these commitments.

[j]	GeoCam received a letter from the Minister of Industry, Mines and Technological Development of the Republic of Cameroon on March 20, 2006 requesting payment of surface area taxes of approximately $500 and a penalty of the same amount for the period from 2003 to 2005. GeoCam has disputed this amount based on its interpretation of the Mining Convention signed on July 31, 2002 that GeoCam is only committed to pay this surface area tax once commercial exploitation begins.

GeoCam has further disputed the amount of surface area subject to tax which would reduce the estimated liability to approximately $470.

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

[k]	During the year ended December 31, 2003, Geovic received a grant from the United States Trade and Development Agency (USTDA). The grant reimburses Geovic for 50% of the cost of a feasibility study for GeoCam’s Cameroon mining project. The grant specifies that, if the project is successful, all grant reimbursement proceeds received by Geovic must be paid back to the USTDA. The proceeds would be paid back once project financing is acquired. If the project is unsuccessful, the reimbursement proceeds would be considered a grant and Geovic would not be required to pay back the USTDA. As of June 30, 2010, Geovic has received $330 in grant reimbursement proceeds from the USTDA. The Company has recorded a liability for this obligation as of June 30, 2010 and 2009.

15. SUBSEQUENT EVENTS

The Company has evaluated all events occurring after the June 30, 2010 balance sheet date through the date of issuance of these consolidated financial statements for necessary subsequent event disclosures. No items meet the requirements for subsequent event disclosures other than those previously described in these footnotes.

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

Overview

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an analysis of our capital resources and liquidity at June 30, 2010 and financial results of operations for the three and six months ended June 30, 2010 compared to the prior year periods. All amounts are presented in U.S. dollars unless indicated otherwise. Reference should also be made to the financial statements filed with this report and the Company’s other disclosure materials filed from time to time on www.sec.gov or the Company’s website at www.geovic.net.

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

The Company and noncontrolling interests of GeoCam concluded in the fourth quarter of 2008 that debt and equity financing and commencement of construction at the Nkamouna Project would be delayed indefinitely due to worldwide financial turmoil. While delaying the construction and financing process, we reviewed and revised technical and metallurgical aspects of planned metal processing at the Nkamouna Project. In addition, we reduced the level of pre-construction activity in Cameroon, including reduction of GeoCam staffing. In December 2009 GeoCam engaged a consulting firm to prepare a Feasibility Study Update (“FSU”) which is expected to be completed in 2010. Spending activity has been limited to those expected to enhance the value and ultimate development of the Nkamouna Project. We took these actions because we concluded that the operating results forecast in the 2008 OS would not support financing, particularly under the turbulent late-2008 economic conditions. Such conditions have historically been accompanied by lower demand and falling prices for certain commodities. Cobalt prices rose moderately from late 2009 through the second quarter 2010.

We plan to continue this cautious approach until we are reasonably satisfied that Nkamouna Project debt and equity financing in required amounts can be completed.

We had consolidated cash and cash equivalents of approximately $39.7 million at June 30, 2010, of which $37.4 million was held in the U.S. We do not plan to raise debt or equity capital until late 2010 at the earliest.

Securing required financing to develop the Nkamouna Project will be dependent on numerous additional factors affecting the expected economics of the Nkamouna Project, including: completion of the FSU with conclusions that the Project id feasible and would support project debt financing incurred to develop the mine and processing facilities, our success in raising our portion of required equity for project financing, availability and cost of capital, market conditions and demand for the metal products to be produced, satisfying lenders that mineral processing and the financial returns forecast in the development plan will be achievable from a technical standpoint, arrangement of metal sales agreements and the pricing and terms of such agreements, cost trends and availability of mining and processing equipment as well as operating materials and services necessary to develop and operate the properties, existing environmental and reclamation commitments, compliance with any additional government requirements or approvals associated with project development and operation, political unrest, geopolitical developments, and the relative competitive position of existing and prospective cobalt and nickel projects worldwide. Other significant factors affecting development of the Nkamouna Project include operating the Nkamouna Project through GeoCam as a separate Cameroonian entity, GeoCam’s ability to recruit, train and retain a stable local workforce and qualified mining professionals to manage mine development, construction and operation, and the logistical challenges of operating the project in a relatively undeveloped, remote area in Cameroon.

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

Capital Resources and Liquidity

At June 30, 2010 we had approximately $39.7 million of cash and cash equivalents on a consolidated basis, a decrease of approximately $9.5 million from December 31, 2009. During the three and six months ended June 30, 2010, approximately $1.0 million and $2.3 million in additional capital was paid to GeoCam by the noncontrolling interest. Our cash is invested in U.S. dollar (“US$”) deposits and highly liquid money market funds, and in the Cameroon branch of a large international bank. The money market funds in which we invest have not experienced losses during the recent financial crisis.

We do not anticipate generating revenue until operations at the Nkamouna Project begin. We believe that our cash resources will satisfy our capital and liquidity requirements through at least 2010 or longer, depending on GeoCam’s level of activity.

The GeoCam capital increases are obligated to be funded by the shareholders of GeoCam in accordance with the respective ownership interests prior to the capital increase. By year-end 2009, all but approximately $3.0 million of the 2008 capital increase of approximately $67 million (which included certain historic amounts) had been called. The balance was called in February 2010 of which we paid $1.8 million.

The total GeoCam 2010 budget is approximately $21 million. In May 2010 a capital increase of approximately $11 million was approved by shareholders and will be funded as called by the GeoCam board. Further capital increases may be required prior to the end of 2010. The budget reflects the increased technical evaluation, pilot testing and related expenses associated with the FSU, all currently underway and aimed at reducing technical risk, improving estimated economic performance and establishing feasibility of the Nkamouna Project.

Any future project debt financing for the Nkamouna Project will likely require GeoCam and its shareholders to furnish at least 40% of total estimated capital, cost overruns and initial operating costs. Accordingly if the Nkamouna Project is to be developed, we expect to be obligated to contribute our proportionate share of capital prior to funding of project debt financing. Based on the current capital cost estimates for the Nkamouna Project, we do not expect to have sufficient cash available to satisfy this obligation at the time it will be required. Our ability to raise required additional capital for this purpose will depend on a number of factors that are partly or wholly outside of our control, including the status of world-wide financial, commodity and other markets after the market disruptions in 2008 and 2009, which could make it difficult for the Company or the noncontrolling interests to obtain the required equity and any related debt financing. Terms of such financing, if available, may be dilutive to present stockholders.

In December 2009, we engaged a financial advisor to assist with the preparation of and planning for project financing, consideration of early-stage efforts to locate potential strategic investors and product purchasers, and related activities. During 2010 we met with various large international businesses that have indicated an interest in the future off-take from the Nkamouna Project.

We expect our 2010 general and administrative expenses in the United States to total approximately $7 million and anticipate up to $3.5 million for acquisition and exploration of mineral properties, or investment in other resource entities, in the United States and elsewhere in 2010. We expect that a significant portion of our cash resources will be expended or committed for these purposes through 2010 or later and that our cash balances will continue to decrease from quarter to quarter.

Based on our current planned 2010 expenditures, we anticipate our cash and cash equivalents will be approximately $25 to $26 million at December 31, 2010.

Neither the Company nor GeoCam has any material debt or other similar obligations or commitments, except as disclosed, and we believe that our present capital resources will be sufficient to satisfy the capital and liquidity requirements described above through at least the end of 2010. We have no standby financing arrangements currently in place.

Results of Operations

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The Company had no revenue and incurred losses from operations during the second quarters of 2010 and 2009, and has had no revenue from operations since inception. The net loss attributed to the Company decreased approximately $0.5 million in the first six months of 2010 compared to the first six months of 2009. Exploration expenses increased by $1.0 million compared to 2009 which represents mainly an increase in exploration costs in Cameroon. Exploration office costs of GeoCam decreased $0.6 million in 2010, reflecting the scaling back of activities. Property evaluation expenses increased $1.4 million in 2010. In 2010 two disputed supplier accounts were settled, resulting in the reversal of approximately $0.6 million of accruals from prior years which reduced the first six months loss. Excluding the reversal of accruals, property evaluation costs increased in Cameroon by $2.0 million over 2009 mainly due to the feasibility study work, pilot process testing and related costs.

General and administrative expenses in the United States decreased $0.5 million in the first six months of 2010 compared to 2009. The decrease is mainly due to $0.9 million lower accounting, consulting and information technology related costs, offset by an increase in financial advising fees of $0.3 million and in legal fees of $0.2 million.

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

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009:

The Company had no revenue and incurred losses from operations during the second quarters of 2010 and 2009, and has had no revenue from operations since inception. The net loss attributed to the Company decreased approximately $0.1 million in the second quarter of 2010 compared to the second quarter 2009. Exploration expenses increased by $1.4 million in the quarter compared to the year earlier period which represents an increase in exploration costs in Cameroon. Exploration office costs of GeoCam decreased $0.2 million in 2010. Property evaluation expenses increased $1.6 million in the quarter over the second quarter of 2009 mainly due to the feasibility study work, pilot process testing and related costs.

General and administrative expenses in the United States decreased approximately $0.2 million in the quarter, when compared to the second quarter of 2009. The decrease is mainly due to $0.4 million lower accounting and consultant related costs, $0.1 million lower investor relations and $0.1 million lower contributions. This is offset by a $0.2 million increase related to additional staff, increased financial advising fees of $0.2 million and an increase of legal fees of $0.1 million.

Stock compensation expense decreased approximately $0.2 million. In 2010 the Company made the annual grants of options under the Stock Option Plan to officers, directors and employees in the first quarter, while in 2009 the annual grant was not made until June, resulting in the higher expense in the second quarter of 2009.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of June 30, 2010.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting occurred during our last fiscal quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended June 30, 2010, management concluded that there were no such changes to our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 1A.	RISK FACTORS.

There are no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED)

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a) Exhibits.

10.1	Amendment No 2. Independent Contractor Agreement between Geovic Ltd and Mineral Services LLC, effective June 30, 2010.

10.2	Contract for Professional and Technical Services between Geovic Ltd and Geovic Cameroon Plc, effective January 1, 2010.

10.3	Professional Services Agreement between Geovic and Hazen Research, Inc. effective April 27, 2010.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVIC MINING CORP.
Registrant

August 6, 2010	By:	/S/ JOHN E. SHERBORNE
John E. Sherborne
Chief Executive Officer

August 6, 2010	By:	/S/ GREG HILL
Greg Hill
Chief Financial Officer

EXHIBIT INDEX

10.1	Amendment No 2. Independent Contractor Agreement between Geovic Ltd and Mineral Services LLC, effective June 30, 2010.

10.2	Contract for Professional and Technical Services between Geovic Ltd and Geovic Cameroon Plc, effective January 1, 2010.

10.3	Professional Services Agreement between Geovic and Hazen Research, Inc. effective April 27, 2010.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002