Form 10-Q
period 2010-09-30
GEOVIC MINING CORP.
filed 2010-11-12
CIK 1398005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

104,272,412 Shares of Common Stock, $0.0001 par value, were outstanding at November 12, 2010

Geovic Mining Corp.

(an exploration stage company)

FORM 10-Q

For the Three and Nine Months Ended September 30, 2010

Part I - Financial Information

Item 1.	Consolidated Financial Statements (unaudited)

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

(In thousands)

	Unaudited September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$34,992	$49,153
Prepaid expenses	421	462
Other	261	197

Total current assets	35,674	49,812
Property, plant and equipment, net [note 6]	3,855	4,298
Deposits	90	19

Total assets	$39,619	$54,129

LIABILITIES
Current liabilities:
Accrued liabilities and other payables	$1,790	$3,423

Total current liabilities	1,790	3,423
Other liabilities	605	682
Related party payable	246	328
Share-based payment liability [note 8]	202	791

Total liabilities	2,843	5,224

EQUITY
Stockholders’ equity:
Common stock, par value of $0.0001, 200 million shares authorized and 104.3 and 103.1 million shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	10	10
Additional paid-in capital	108,412	107,625
Stock purchase warrants	1,078	1,078
Deficit accumulated during the exploration stage	(82,250)	(69,673)

Total stockholders’ equity	27,250	39,040
Noncontrolling interest [note 11]	9,526	9,865

Total equity	36,776	48,905

Total liabilities and equity	$39,619	$54,129

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,		Unaudited Period from Nov. 16, 1994 (inception) to September 30, 2010
	2010	2009	2010	2009
EXPENSES (INCOME)
Exploration costs [note 5]	$4,256	$1,991	$11,148	$7,873	$73,008
General and administrative	1,674	1,877	5,322	6,055	28,816
Stock based compensation [notes 7 and 8]	121	233	712	812	17,785
Change in fair value of warrants [note 8]	30	10	(589)	224	(473)
Interest and bank charges	17	13	44	43	338
Depreciation	220	207	661	525	2,419
Mineral property impairment	—	—	—	—	3,244

Total Expenses	6,318	4,331	17,298	15,532	125,137
Interest income	(2)	(5)	(4)	(108)	(4,794)

Net loss before income taxes	(6,316)	(4,326)	(17,294)	(15,424)	(120,343)
Income tax benefit	—	(2)	—	(75)	(65)

Consolidated net loss	(6,316)	(4,324)	(17,294)	(15,349)	(120,278)

Less: Net loss attributed to the noncontrolling interest	(1,742)	(901)	(4,717)	(3,408)	(24,033)

Net loss attributed to Geovic	$(4,574)	$(3,423)	$(12,577)	$(11,941)	$(96,245)

Net loss per share attributed to Geovic common stockholders	$(0.04)	$(0.03)	$(0.12)	$(0.12)

Weighted average shares outstanding basic and diluted	103,912,857	103,067,524	103,679,626	102,996,805

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Common Stock		Additional paid-in capital	Stock Purchase Warrants	Deficit	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2008	102,943,446	$10	$106,648	$15,748	$(67,377)	$9,144	$64,173

Cumulative effect of adoption of ASC 815-40 [note 8]	—	—	—	(14,670)	13,995	—	(675)
Stock options exercised [note 7]	130,600	—	6	—	—	—	6
Stock-based compensation [notes 7 and 8]	—	—	971	—	—	—	971
Noncontrolling interest contribution	—	—	—	—	—	5,322	5,322
Net loss for year	—	—	—	—	(16,291)	(4,601)	(20,892)

Balance, December 31, 2009	103,074,046	$10	$107,625	$1,078	$(69,673)	$9,865	$48,905

Issuance of common stock [note 13]	139,000	—	—	—	—	—	—
Stock options exercised [note 7]	1,055,366	—	75	—	—	—	75
Stock-based compensation [note7]	—	—	712	—	—	—	712
Noncontrolling interest contribution	—	—	—	—	—	4,378	4,378
Net loss	—	—	—	—	(12,577)	(4,717)	(17,294)

Balance, September 30, 2010	104,268,412	$10	$108,412	$1,078	$(82,250)	$9,526	$36,776

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,		Unaudited Period from Nov. 16, 1994 (inception) to September 30, 2010
	2010	2009	2010	2009
OPERATING ACTIVITIES
Consolidated net loss	$(6,316)	$(4,324)	$(17,294)	$(15,349)	$(120,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	220	207	661	525	2,419
Stock-based compensation expense	121	233	712	812	17,785
Change in fair value of warrants	30	10	(589)	224	(473)
Writeoff of mineral leases	—	—	—	—	3,244
Changes in non-cash operating working capital:
(Increase) decrease in income tax receivable	—	—	—	458	—
(Increase) decrease in prepaid expenses	179	270	41	195	(421)
(Increase) decrease in other assets	(98)	(101)	(64)	244	(152)
(Increase) decrease in deposits	(75)	(6)	(71)	(4)	(199)
Increase (decrease) in accrued liabilities and other payables	(951)	(534)	(1,633)	(2,742)	1,790
Increase in other liabilities	49	(13)	(77)	20	605
Increase (decrease) in related party payable	82	85	(82)	87	246

Cash used in operating activities	(6,759)	(4,173)	(18,396)	(15,530)	(95,434)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(72)	(96)	(218)	(141)	(6,275)
Acquisition of mineral leases	—	—	—	—	(3,244)

Cash used in investing activities	(72)	(96)	(218)	(141)	(9,519)
FINANCING ACTIVITIES
Noncontrolling interest contribution	2,117	2,143	4,378	4,409	33,559
Proceeds from issuance of common stock and preferred stock	—	—	—	—	95,589
Cash paid to rescind exercise of stock options	—	—	—	—	(15)
Proceeds from issuance of stock warrants	—	—	—	—	16,168
Proceeds from exercise of stock options and warrants	31	6	75	7	2,389
Stock issue costs	—	—	—	—	(7,745)

Cash provided by financing activities	2,148	2,149	4,453	4,416	139,945
Net increase (decrease) in cash	(4,683)	(2,120)	(14,161)	(11,255)	34,992
Cash, beginning of period	39,675	55,049	49,153	64,184	—

Cash, end of period	$34,992	$52,929	$34,992	$52,929	$34,992

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in thousands, except per share amounts)

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

Geovic is engaged in the business of exploring for cobalt, nickel and related minerals through its majority-owned (60.5%) subsidiary, Geovic Cameroon, PLC (“GeoCam”), a financially dependent public limited company duly organized and incorporated under the laws of the Republic of Cameroon. The Company is also exploring directly in the United States.

In 2007, the Company incorporated a new subsidiary, Geovic Energy Corp., under the laws of the State of Colorado and Geovic Energy Corp. formed a new subsidiary, Pawnee Drilling, LLC, under the laws of the State of Colorado. As of September 30, 2010, Pawnee Drilling, LLC was inactive. In 2008, the Company formed Geovic France SAS under the laws of France and in February 2009 formed Geovic Mineral Sands Corp. under the laws of the State of Colorado to be the parent corporation of Geovic France. In March 2009, Geovic France formed a new subsidiary, Geovic Nouvelle-Calédonie SAS, under the laws of New Caledonia.

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

4. LOSS PER SHARE

Basic loss per share has been computed by dividing the net loss applicable to the Company’s common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by including the dilutive effect of common stock that would be issued assuming exercise of the outstanding stock options and stock purchase warrants. Shares underlying all outstanding options and warrants are excluded from the computation of diluted loss per share for the nine months ended September 30, 2010 and 2009 are because the effect would have been anti-dilutive.

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

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

The following is a summary of the exploration costs incurred by the Company for the periods presented (in thousands).

	Three Months Ended		Nine Months Ended		Unaudited Period from November 16, 1994 (inception) to September 30, 2010
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Cameroon, Africa:
Property evaluation	$2,394	$687	$6,700	$3,556	$45,203
Exploration office costs	1,444	1,159	3,583	3,855	23,891

	3,838	1,846	10,283	7,411	69,094

Other projects:
Colorado/Wyoming	83	28	187	70	1,912
Arizona	158	15	363	120	778
Other	177	102	315	272	1,224

	418	145	865	462	3,914

Total Exploration Costs	$4,256	$1,991	$11,148	$7,873	$73,008

6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	September 30, 2010	December 31, 2009
Machinery and equipment	$3,157	$3,143
Vehicles	712	680
Buildings	412	412
Furniture and equipment	1,199	1,049
Other	95	73
Equipment in transit	141	141

	5,716	5,498
Less accumulated depreciation	(1,861)	(1,200)

	$3,855	$4,298

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

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

The following table and related information summarizes the Company’s stock options at September 30, 2010 and the stock option activity for the nine months ended September 30, 2010:

	Options Outstanding			Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (000’s)
	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share*
Available and outstanding at December 31, 2009	3,626,682	15,073,318	$0.74
Granted	(1,725,000)	1,725,000	$0.84
Exercised	1,055,366	(1,055,366)	$0.07
Forfeited	—	—	$—
Expired	14,000	(14,000)	$1.68

Available and outstanding at September 30, 2010	2,971,048	15,728,952	$0.80	6.28	$4,636

Exercisable at September 30, 2010		14,218,452	$0.80	6.03	$4,536

Vested or expected to vest at September 30, 2010		15,695,314	$0.80	6.27	$4,634

*	Some of the options are granted with Cdn$ exercise prices, and the weighted average prices reflect the U.S. dollar equivalent prices.

The following stock option grants were issued by the Company during the nine months ended September 30, 2010 and 2009, respectively:

•

The Company granted 1,725,000 options under the Company Option Plan [2009 - 1,425,000]. The Company recorded compensation expense of $712 relating to vesting of the grants [2009 - $812]. The employee options vest 40% upon grant and 30% on each of the first and second anniversaries of the date of grant. As of September 30, 2010, there was $266 of total unrecognized compensation expense related to non-vested stock based compensation granted under the Company Option Plan which is expected to be recognized over a weighted average period of 1 year.

•

The weighted-average fair value per share of options granted under the Company’s Options Plan during 2010 was $0.47 [2009 - $0.36]. The total intrinsic value of share options exercised was $692 [2009 - $56]. The total cash received from the exercise of stock options was $75 [2009 - $7].

The fair value of all stock options granted during the nine months ended September 30, 2010 and 2009 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2010	2009
Expected dividend	0.00%	0.00%
Risk-free interest rate	2.1% - 2.6%	1.9% - 2.8%
Expected volatility*	68.6% - 69.7%	69.2% - 69.4%
Expected life (in years)	5.5	5.5

*	For the nine months ended September 30, 2010 and 2009, volatility was estimated based on combining the Company’s historical volatility with the historical volatilities of certain other comparable exploration stage mining companies. Prior to 2009, volatility was estimated based on the volatility of certain other comparable exploration stage mining companies.

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

Stock Award Plan

The Company adopted a stock award plan which was approved by stockholders in June 2010 under which 2,000,000 Company shares were reserved for issuance. The purpose of the plan is to provide a means by which eligible recipients may be given an opportunity to benefit from increases in value of the Company’s common stock through the granting of restricted stock and restricted stock units.

As of the date of issuance of the consolidated financial statements, no stock awards have been granted.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

8. STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50 million shares of preferred stock, of which 6 million are designated as Series A convertible preferred stock with a par value of $0.0001. There are no shares of Series A preferred stock or other preferred stock outstanding as of September 30, 2010.

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

The following table and related information summarizes the Company’s stock purchase warrants at September 30, 2010 and the stock purchase warrant activity for the nine months ended September 30, 2010:

	Number Outstanding	Weighted-Average Exercise Price per Share
Warrants outstanding at December 31, 2009	21,067,339	$2.99
Granted	—	—
Exercised	—	—
Expired	(2,175,243)	2.93

Warrants outstanding at September 30, 2010	18,892,096	$2.99

The Company recorded compensation expense of $0 relating to vesting of grants [2009 - $1]. The Company also recorded ($589) in 2010 [2009 - $224] for the change in the fair value of the warrants that have exercise prices that are denominated in Canadian dollars. As of September 30, 2010, all outstanding warrants were fully amortized.

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

A Black-Scholes option-pricing model was used to obtain the fair value of the Company’s stock purchase warrants using the assumptions described in Note 8 at September 30, 2010. The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying consolidated balance sheet were as follows (in thousands):

Derivative Instruments	Balance Sheet Location	September 30, 2010	December 31, 2009
Stock purchase warrants	Share-based payment liability	$202	$791

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

The fair value of the share-based payment liability, is based on unobservable inputs in which little or no market data exists included the fair value of the Company’s stock purchase warrants as described in footnote 9, therefore it is classified as Level 3. The following table summarizes the change in the fair values of the share-based payment liability categorized as level 3 (in thousands):

Nine Months Ended September 30, 2010
Balance at December 31, 2009	$791
Change in fair value	(589)

Balance at September 30, 2010	$202

11. NONCONTROLLING INTEREST

From the inception of the Cameroon project through December 31, 2006, Geovic advanced all operating expenditures on behalf of GeoCam and all such expenditures were consolidated in the accounts of the Company. On April 12, 2007, GeoCam shareholders approved a GeoCam capital increase for 2007 equivalent to approximately $13.5 million. By May 12, 2007 all of the capital increase had been paid by or for the accounts of the shareholders of GeoCam, including Geovic, in their respective ownership interests prior to the capital increase.

On September 2, 2008, GeoCam shareholders approved a GeoCam capital increase for 2008 of CFA francs 30.34 billion equivalent to approximately $67 million, to be issued in multiple cash calls made by the GeoCam Board of Directors. The capital increase was based on GeoCam’s 2008 budget and Geovic’s pre-2007 capital advances made for GeoCam. At March 31, 2010 all of the 2008 capital increase had been paid by or for the accounts of the shareholders of GeoCam, including Geovic, in their respective ownership interests prior to the capital increase.

On May 6, 2010 GeoCam shareholders approved a capital increase equivalent to approximately $11 million for 2010.

During the three months ended September 30, 2010 GeoCam completed one cash call under the 2010 capital increase equivalent to approximately $5.4 million. In the cash call Geovic paid approximately $3.3 million, representing 60.5% of the cash call, and the noncontrolling interest paid cash of approximately $2.1 million.

During the nine months ended September 30, 2010 GeoCam completed three cash calls, the first was for the remainder of the 2008 capital increase and the other two related to the 2010 capital increase, equivalent to approximately $11.1 million. In the cash calls Geovic paid approximately $6.7 million, representing 60.5% of the cash calls, and the noncontrolling interest paid cash of approximately $4.4 million.

The noncontrolling interest balance of approximately $9.5 million at September 30, 2010 represents the balance from the capital increases contributed by the noncontrolling interest. The difference between the original amounts contributed and the balance at September 30, 2010 represents the noncontrolling interests share of the actual expenditures from January 1, 2007 through September 30, 2010.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

12. INCOME TAXES

The Company had no unrecognized tax benefit as of September 30, 2010 or unrecognized tax benefits that would impact the effective rate. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next three months.

The Company files income tax returns in the U.S. federal jurisdiction, Cameroon, France, New Caledonia and Colorado. The Company has open tax years for the U.S. federal return from 2000 forward with respect to its net operating loss (“NOL”) carryforwards, where the IRS may not raise tax for these years, but can reduce NOLs. Otherwise, with few exceptions, the Company is no longer subject to federal, state, or local income tax examinations for years prior to 2005. The Company is currently under an IRS audit for the tax year ended December 31, 2008. The Company has incurred losses since inception. Due to the full valuation allowance against its net deferred tax asset, management would expect that any adjustment resulting from the audit would not result in an adjustment to the Company’s financial statements.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the three and nine months ended September 30, 2010, the Company recognized no potential interest or penalties with respect to unrecognized tax benefits.

There was no benefit from income taxes in the three and nine months ended September 30, 2010 and during the same period in 2009. The effective tax rate was 0% for the first nine months of 2010 and for the same period in 2009. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, change in valuation allowance offsetting foreign and domestic operating losses and foreign taxes at rates other than 35%.

13. RELATED PARTY TRANSACTIONS

[a]	On June 15, 2009, Geovic, Ltd., entered into an agreement with Mineral Services, LLC which was amended effective December 31, 2009 and June 15, 2010, related to project development, technical, financing, and marketing services. Mineral Services, LLC is owned by Michael Mason, a director of the Company. Total fees expensed under the agreement during the three and nine months ended September 30, 2010 were $28 per quarter [2009 - $10 per quarter].

[b]	Geovic held an option granted in 2006 to acquire the 0.5% ownership interest in GeoCam held by William A. Buckovic, an officer and director of the Company and Geovic. Under the option agreement, Geovic was obligated to pay all GeoCam capital increases on behalf of Mr. Buckovic to maintain his ownership interest in GeoCam. During the three and nine months ended September 30, 2010, Geovic paid approximately $27 and $55 respectively [2009 - $27 and $55 respectively] in cash calls as required under the option agreement (see note 11). Effective September 2010, the Company exercised its right to acquire the 0.5% ownership interest in GeoCam by issuing 139,000 shares of the Company with an estimated fair value of approximately $85 to Mr. Buckovic. As the shares were issued for no cash proceeds nor generated any change in noncontrolling interest, no change in equity is reflected in the financial statements.

[c]	GeoCam has annual professional and management services contracts with Société Nationale d’Investissement du Cameroon, the holder of 20% of GeoCam and representative of the holders of an additional 19.5% of the outstanding shares of GeoCam. The services are for government relations and administrative matters related to project development. GeoCam has expensed $82 per quarter during 2010 for these services [2009 - $77 per quarter].

14. COMMITMENTS AND CONTINGENCIES

[a]	In 2007 the Company engaged a supplier for services in regards to the Nkamouna project. The Company recorded and subsequently disputed approximately $460 of the charges. The dispute was settled for approximately $350 resulting in a credit to the statement of operations of $110 for the quarter ended June 30, 2010.

[b]	In 2007 the Company engaged a supplier for services in regards to the Nkamouna project. The Company recorded and subsequently disputed approximately $721 of the charges. The dispute was settled for approximately $213 resulting in a credit to the statement of operations of $508 for the quarter ended March 31, 2010.

[c]	In November 2009, five management level consultants or employees of GeoCam filed litigation in Cameroon, claiming approximately $2.2 million as compensation and damages as a result of termination of their services by GeoCam in connection with a reduction in workforce in February and March 2009. In April 2010 the litigation was dismissed. In July 2010 the litigation was brought before another jurisdiction and remains outstanding. However, the Company believes all contractual and other obligations to the individuals have been satisfied and the current claims have no basis.

[d]	In April 2010, GeoCam engaged an industrial research and development contractor to perform laboratory testing, construct a pilot plant and generate design data. The study commenced in April 2010 and is expected to be completed in the fourth quarter of 2010. The Company expects to incur a total of approximately $4.5 million to complete this work however, the contract can be terminated with appropriate notice. For the nine months ended September 30, 2010 the company has incurred approximately $2.9 million.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

[e]	In December 2009, GeoCam engaged an engineering contractor to update the Nkamouna feasibility study (“FSU”). The study commenced in January 2010 and is expected to be delivered in late 2010. The Company expects to incur approximately $2.7 million to complete this study however, the contract can be terminated with appropriate notice. For the nine months ended September 30, 2010 the company has incurred approximately $1.7 million.

[f]	In December 2009 the Company engaged a financial advisor in connection with the financing of the Nkamouna project. The Company agreed to pay a fixed retainer fee of $50 per month and a $0.8 million success fee upon completion. The terms of the agreement were based on the assumption that the completion would occur by December 2010. A replacement agreement with GeoCam was entered into August 2010 with substantially the same terms except the new agreement is based on the assumption that completion will occur by July 2011.

[g]	GeoCam is obligated under its mining permit to provide persons living in the region of the permitted area with social, sports, education and health infra-structure to promote their well being. In 2010 and 2009 this obligation was met by contracting with GeoAid International Inc. and/or its affiliate GeoAid Cameroon (“GeoAid”), non-profit international humanitarian organizations. During the three and nine months ended June 30, 2010 the Company expensed $102 and $288 [2009 - $174 and $457] to GeoAid. While the Company is not legally obligated to contribute a specific amount, the Company in 2010 and 2009 was a primary financial contributor to GeoAid.

[h]	GeoCam, entered into purchase orders for mining equipment in 2008 for obligations totaling €615 and deposited €99 toward the purchases. In 2009, GeoCam requested delay of the delivery of the equipment to 2010 or thereafter. The sellers agreed to accept the delay and GeoCam would pay 6% per annum on a portion of the unpaid purchase price of the equipment delayed for delivery. No formal agreement to delay delivery has been completed. No liabilities were accrued in 2009 or 2010 for these commitments.

[i]	GeoCam received a letter from the Minister of Industry, Mines and Technological Development of the Republic of Cameroon on March 20, 2006 requesting payment of surface area taxes of approximately $500 and a penalty of the same amount for the period from 2003 to 2005. GeoCam has disputed this amount based on its interpretation of the Mining Convention signed on July 31, 2002 that GeoCam is only committed to pay this surface area tax once commercial exploitation begins.

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

[j]	During the year ended December 31, 2003, Geovic received a grant from the United States Trade and Development Agency (USTDA). The grant reimburses Geovic for 50% of the cost of a feasibility study for GeoCam’s Cameroon mining project. The grant specifies that, if the project is successful, all grant reimbursement proceeds received by Geovic must be paid back to the USTDA. The proceeds would be paid back once project financing is acquired. If the project is unsuccessful, the reimbursement proceeds would be considered a grant and Geovic would not be required to pay back the USTDA. As of September 30, 2010, Geovic has received $330 in grant reimbursement proceeds from the USTDA. The Company has recorded a liability for this obligation as of September 30, 2010 and 2009.

15. SUBSEQUENT EVENTS

Effective December 31, 2010, two senior executives will leave the Company and Geovic. Under terms of their employment agreements the Company will make severance payments to the executives in excess of $600, which will be recorded in the fourth quarter.

The Company has evaluated all events occurring after the September 30, 2010 balance sheet date through the date of issuance of these consolidated financial statements for necessary subsequent event disclosures. No other items meet the requirements for subsequent event disclosures other than those previously described in these footnotes.

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

Overview

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an analysis of our capital resources and liquidity at September 30, 2010 and financial results of operations for the three and nine months ended September 30, 2010 compared to the prior year periods. All amounts are presented in U.S. dollars unless indicated otherwise. Reference should also be made to the financial statements filed with this report and the Company’s other disclosure materials filed from time to time on www.sec.gov or the Company’s website at www.geovic.net .

Business

We are engaged in the business of exploring and developing a cobalt, nickel, and manganese mining project in Cameroon through our majority-owned (60.5%) subsidiary, Geovic Cameroon, PLC (“GeoCam”), a financially dependent public limited company duly organized and incorporated under the laws of the Republic of Cameroon. We also engage in other exploration, property acquisitions and investments in other minerals that we believe would provide high-quality diversification opportunities.

Our future success will be largely dependent on our ability to finalize, and secure financing for, a development plan to mine and process the mineralization in GeoCam’s Nkamouna and Mada deposits (together, the “Nkamouna Project”), the first of several deposits we have located on the Cameroon Properties. A feasibility study on development of a cobalt-nickel mine and mineral processing facility, delivered in November 2007, estimated that total capital, pre-opening and initial operating expenses for the Nkamouna Project in Cameroon would be approximately $397 million. An optimization study by other outside consultants to review and improve the efficiencies was completed in September 2008 (“2008 OS”) and estimated total capital construction costs (exclusive of escalation) and pre-production operating expenses at approximately $379 million including additional processing equipment required to recover manganese carbonate. In addition, working capital required during startup and commissioning was estimated at $38 million. We anticipate that the FSU estimate of total capital, pre-opening and initial operating expenses will be significantly higher than these earlier estimates, and will be an increase of at least $100 million or more.

The Company and noncontrolling interests of GeoCam concluded in the fourth quarter of 2008 that debt and equity financing and commencement of construction at the Nkamouna Project would be delayed indefinitely due to worldwide financial turmoil. While delaying the construction and financing process, we reviewed and revised technical and metallurgical aspects of planned metal processing at the Nkamouna Project. In December 2009 GeoCam engaged a consulting firm to prepare the FSU which is expected to be completed in late 2010. Spending activity has been limited to expenditures expected to enhance the value and ultimate development of the Nkamouna Project. We took these actions because we concluded that the operating results forecast in the 2008 OS would not support financing, particularly under the turbulent late-2008 economic conditions. Such conditions have historically been accompanied by lower demand and falling prices for certain commodities. Cobalt prices rose moderately from late 2009 through the second quarter 2010 and stabilized in the third quarter.

We plan to continue this cautious approach until we are reasonably satisfied that Nkamouna Project debt and equity financing of required amounts can be completed.

We had consolidated cash and cash equivalents of approximately $35 million at September 30, 2010, of which $33 million was held in the U.S. We do not plan to raise debt or equity capital until 2011 at the earliest.

Financing to develop the Nkamouna Project will be dependent on numerous additional factors affecting the expected economics of the Nkamouna Project, including: completion of the FSU with conclusions that the Nkamouna Project is feasible from a financial standpoint and would support project debt financing incurred to develop the mine and build processing facilities and related infrastructure; our success in raising our portion of required equity for project financing, availability and cost of capital, market conditions and demand for the metal products to be produced, satisfying lenders that mineral processing and the financial returns forecast in the development plan will be achievable from a technical standpoint, arrangement of metal sales agreements and the pricing and terms of such agreements, cost trends and availability of mining and processing equipment and operating materials and services necessary to develop and operate the properties, existing environmental and reclamation commitments, compliance with any additional government requirements or approvals associated with project development and operation, political unrest, geopolitical developments, and the relative competitive position of existing and prospective cobalt and nickel projects worldwide. Other significant factors affecting development of the Nkamouna Project include operating the Nkamouna Project through GeoCam as a separate Cameroonian entity, GeoCam’s ability to recruit, train and retain a stable local workforce and qualified mining professionals to manage mine development, construction and operation, and the logistical challenges of operating the project in a relatively undeveloped, remote area in Cameroon.

We are the majority shareholder of GeoCam; however, as a matter of policy, we do not take major strategic actions at GeoCam without general concurrence by the other shareholders. We view a good working relationship with the other shareholders of GeoCam as imperative to the future success of the Nkamouna Project. Two of five GeoCam directors are nominated by the other shareholders.

Capital Resources and Liquidity

At September 30, 2010 we had approximately $35 million of cash and cash equivalents on a consolidated basis, a decrease of approximately $14.2 million from December 31, 2009 and $4.7 million from June 30, 2010. During the three and nine months ended September 30, 2010, approximately $2.1 million and $4.4 million in additional capital was paid to GeoCam by the noncontrolling interest. Our cash is invested in U.S. dollar (“US$”) deposits and highly liquid money market funds, and in the Cameroon branch of a large international bank. The money market funds in which we invest have not experienced losses during the recent financial crisis.

We do not anticipate generating revenue until operations at the Nkamouna Project begin. We believe that our cash resources will satisfy our capital and liquidity requirements through 2011 or longer, depending on GeoCam’s level of activity, and subject to our equity funding obligations for the Nkamouna Project.

The GeoCam capital increases are obligated to be funded by the shareholders of GeoCam in accordance with the respective ownership interests prior to the capital increase.

The total GeoCam 2010 budget is approximately $21 million of expenditures. The budget reflects the increased technical evaluation, pilot testing and related expenses associated with the FSU, all currently underway and aimed at reducing technical risk, improving estimated economic performance and establishing feasibility of the Nkamouna Project.

Any future project debt financing for the Nkamouna Project will likely require GeoCam and its shareholders to furnish at least 40% of total estimated capital, cost overruns and initial operating costs. Accordingly if the Nkamouna Project is to be developed, we expect to be obligated to contribute our proportionate share of capital prior to funding of project debt financing. Based on the current capital cost estimates for the Nkamouna Project, we will not have sufficient cash available to satisfy this obligation at the time it will be required. Our ability to raise required additional capital for this purpose will depend on a number of factors that are partly or wholly outside of our control, including the status of world-wide financial, commodity and other markets, which could make it difficult for the Company or the noncontrolling interests to obtain the required equity and any related debt financing. Terms of such financing, if available, may be dilutive to present stockholders.

In December 2009, we engaged a financial advisor to assist with the preparation of and planning for project financing, consideration of early-stage efforts to locate potential strategic investors and product purchasers, and related activities. During 2010 we have met with various large international businesses that have indicated an interest in future off-take from the Nkamouna Project.

We expect our 2010 general and administrative expenses in the United States to total approximately $7 to $8 million and anticipate up to $3.5 million for acquisition and exploration of mineral properties, or investment in other resource entities, in the United States and elsewhere. We expect that a significant portion of our cash resources will be expended or committed for these purposes through 2010 or later and that our cash balances will continue to decrease from quarter to quarter.

Based on our current planned 2010 expenditures, we anticipate our cash and cash equivalents will be approximately $25 to $26 million at December 31, 2010.

Neither the Company nor GeoCam has any material debt or other similar obligations or commitments, except as disclosed, and we believe that our present capital resources will be sufficient to satisfy the capital and liquidity requirements described above through at least the end of 2011. We have no standby financing arrangements currently in place.

Results of Operations

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The Company had no revenue and incurred losses from operations during the first three quarters of 2010 and 2009, and has had no revenue from operations since inception. The net loss attributed to the Company increased approximately $0.6 million in the first nine months of 2010 compared to the first nine months of 2009 due primarily to increases in exploration costs. The 2010 exploration costs increased by $3.3 million compared to 2009 which includes property evaluation costs in GeoCam increasing by $3.7 million in 2010, mainly due to the feasibility study work, pilot process testing and related costs. These increases were partly offset by the settlement of two disputed supplier accounts in 2010 which resulted in the reversal of approximately $0.6 million of accruals from prior years. Exploration office costs of GeoCam decreased $0.3 million in 2010.

General and administrative expenses in the United States decreased $0.7 million in the first nine months of 2010 compared to 2009. The decrease is mainly due to $1.0 million lower accounting, consulting and information technology related costs and $0.1 million lower acquisition related due diligence costs. These were offset by an increase in financial advising fees of $0.4 million and $0.3 million related to additional staff.

Depreciation was $136 higher in 2010 due to the addition of assets and the timing of the additions.

Interest income was $104 lower in 2010, reflecting a significantly lower interest rate earned on our cash and lower cash balances.

As an exploration stage company, we have charged our exploration and pre-construction expenses incurred for GeoCam to operations in the periods incurred and no such expenditures have been capitalized. We expect to continue this practice until a final development and mining plan is adopted and project financing is committed. Once we begin to capitalize expenditures at the Nkamouna Project, our results of operations for financial reporting purposes during periods before mining and processing activities begin may be affected.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009:

The Company had no revenue and incurred losses from operations during the third quarters of 2010 and 2009, and has had no revenue from operations since inception. The net loss attributed to the Company increased approximately $1.2 million in the third quarter of 2010 compared to the third quarter 2009. Exploration expenses increased by $2.3 million in the quarter compared to the year earlier period, which consists mainly of increases in exploration costs in Cameroon, including increased property evaluation expenses of $1.7 million in the quarter over the third quarter of 2009 due to the feasibility study work, pilot process testing and related costs.

General and administrative expenses in the United States decreased approximately $0.2 million in the quarter, when compared to the third quarter of 2009. The decrease is mainly due to $0.2 million lower acquisition related due diligence costs.

As an exploration stage company, we have charged our exploration and pre-construction expenses incurred for GeoCam to operations in the periods incurred and no such expenditures have been capitalized. We expect to continue this practice until a final development and mining plan is adopted and project financing is committed. Once we begin to capitalize expenditures at the Nkamouna Project, our results of operations for financial reporting purposes during periods before mining and processing activities begin may be affected.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of September 30, 2010.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting occurred during our last fiscal quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended September 30, 2010, management concluded that there were no such changes to our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 1A.	RISK FACTORS.

There are no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 24, 2010, the Company exercised its option to acquire all of the 0.5% interest of William A. Buckovic, an officer and director of the Company and Geovic, in GeoCam and issued 139,000 unregistered shares of the Company’s common stock with a fair value of approximately $85 at the time of issuance, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”), in exchange for the interest. Mr. Buckovic took the shares for investment purposes and the certificate representing the shares bears a restrictive legend restricting transfer except in compliance with the Securities Act. The transaction is expected to constitute a taxable event to Mr. Buckovic in accordance with the United States Internal Revenue Code.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED)

Not applicable.

ITEM 5.	OTHER INFORMATION.

Two senior executives of the Company, David C. Beling and Conrad B. Houser, will leave the Company effective December 31, 2010. Mr. Beling, Executive Vice President and Chief Operating Officer of the Company and Geovic Ltd., has served Geovic since January 1, 2004, and has led the Company’s efforts to develop the Nkamouna Cameroon cobalt, nickel and manganese deposits held by the Company’s majority owned subsidiary, Geovic Cameroon PLC. Mr. Houser joined the Company September 1, 2008. He has served as Senior Vice President of the Company and of Geovic, Ltd. and President of Geovic Energy Corp., a subsidiary focused primarily on exploration of other mineral prospects in the United States, and related matters. Under the terms of their employment agreements, all outstanding unvested stock options held by each will become vested and Mr. Beling will receive a one-time severance payment equal to two times his current salary, and Mr. Houser will receive a one-time severance payment equal to his current annual salary. Each will also receive any annual bonus that may be awarded for services in 2010. The Company plans to establish an advisory board and to invite Mr. Beling and Mr. Houser to become members of the board.

ITEM 6.	EXHIBITS.

(a) Exhibits.

10.1	Amendment No. 2 to Independent Contractor Agreement dated July 1, 2010.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVIC MINING CORP.
Registrant

November 12, 2010	By:	/S/ JOHN E. SHERBORNE
John E. Sherborne
Chief Executive Officer

November 12, 2010	By:	/S/ GREG HILL
Greg Hill
Chief Financial Officer

EXHIBIT INDEX

10.1	Amendment No. 2 to Independent Contractor Agreement dated July 1, 2010.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002