Form 10-K
period 2010-12-31
GEOVIC MINING CORP.
filed 2011-03-29
CIK 1398005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

Title of each class to be so registered

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☐    Smaller Reporting Company.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates, computed by reference to the closing price of the common stock as of June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $45,743,720.

At March 24, 2010, there were 104,577,512 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, no later than 120 days after the end of the Registrant’s fiscal year.

GEOVIC MINING CORP.

2010 ANNUAL REPORT ON FORM 10-K

In this Annual Report on Form 10-K, all dollar amounts are in thousands of United States Dollars unless otherwise indicated.

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

Statements contained in this annual report that are not historical facts are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements with respect to the expected completion of the feasibility study for the Nkamouna Project; the estimation of mineral reserves and mineralized material and the timing of completion of such estimations; our expectations regarding the amount of capital required prior to production at the Nkamouna Project and our ability to source the required capital; success of exploration activities; permitting time lines; construction and capital costs; operating expenses; currency fluctuations; requirements for additional capital; our expectations regarding processing and marketing of future production from the Nkamouna Project; ability to enter into off-take arrangements; government regulation of mining operations; environmental risks; unanticipated reclamation expenses; title disputes or claims; limitations on insurance coverage; commencement of mine production, anticipated expenditures in 2011; and our plans with respect to future debt and equity financing. Forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks and other factors include, among others, the risk factors discussed below in Item 1A—“Risk Factors,” and other factors described herein and in other filings with the U.S. Securities and Exchange Commission (the “SEC”) and Canadian securities regulatory authorities. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements. The forward-looking statements in this annual report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof to reflect the occurrence of unanticipated events.

CAUTIONARY NOTE REGARDING DISCLOSURE OF MINERAL PROPERTIES

Geovic Mining Corp. is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and applicable Canadian securities laws, and as a result we report our mineral reserves according to two different standards. Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”). The definitions of NI 43-101 are adopted from those given by the Canadian Institute of Mining, Metallurgy and Petroleum. U.S. reporting requirements are governed by the SEC Industry Guide 7 (“Guide 7”). These reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but embody different approaches and definitions. Under Guide 7, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made.

We disclose mineral reserves and mineral resources according to the definitions set forth in NI 43-101 and modify them as appropriate to confirm to Guide 7 for reporting in the U.S. In this Form 10-K, we use the term “mineralized material” to describe the amount of mineralization in mineral deposits that do not constitute “reserves” by United States standards. This is substantially equivalent to the total measured mineral resources and indicated mineral resources (disclosed as exclusive of reserves), which we disclose for reporting purposes in Canada. U.S. investors are cautioned that, while the terms “measured mineral resources,” “indicated mineral resources” and “inferred mineral resources” are recognized and required by Canadian securities laws, rules adopted by the SEC do not recognize them. U.S. investors are also cautioned not to assume that all or any part of measured or indicated resources will ever be converted into Guide 7 compliant reserves.

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

We completed a reverse take-over transaction (the “RTO”) on December 1, 2006, with the result that we hold 100% of the issued and outstanding shares of Geovic, Ltd., a Cayman Islands corporation (“Geovic”). Geovic owns 60.5% of Geovic Cameroon PLC (“GeoCam”), a private corporation existing under the laws of the Republic of Cameroon which holds our mining prospect in Cameroon.

Intercorporate Relationships

Geovic is our principal operating subsidiary, and employs all our employees. The following chart illustrates the inter-corporate relationships among the Company and its subsidiaries as of March 24, 2011.

(1)	GeoCam minority interest owners are described below under “GeoCam Shareholder and other Agreements.”

Our principal business is conducted through Geovic by which we hold rights to several cobalt-nickel-manganese deposits in the Republic of Cameroon in Africa through its ownership interest in GeoCam. Our principal business focus since 1994 has been to advance our interest in the deposits. GeoCam’s Mining Permit (the “Mining Permit”) establishes exclusive mining rights to develop the Nkamouna, Mada and other cobalt-nickel-manganese deposits within a 1,250 square kilometer area in southeastern Cameroon (the “Cameroon Properties”). The Cameroon Properties are described in Item 2. Properties. GeoCam plans to develop and mine the Nkamouna and Mada deposits (together, the “Nkamouna Project”) before the other deposits are developed.

Business Operations

Qualified independent consulting firms identified and retained by either Geovic or GeoCam completed engineering pre-feasibility studies and technical reports on the Nkamouna deposit in 2006, a feasibility study in

November 2007, a NI 43-101compliant technical report in January 2008, a feasibility optimization study in September 2008 (“2008 OS”), and an updated NI 43-101 compliant technical report on the Nkamouna Project in November 2009 (the “Nkamouna Technical Report”). A final, independent feasibility study including a NI 43-101 technical report is expected in April 2011.

Beginning in late 2008 and continuing through early 2011, several process improvement programs were initiated to enhance the Nkamouna Project’s economics and reduce technical and financial risks, including adopting conventional leaching technology using readily available pilot scale laboratory tests completed in 2010 by independent third parties validated the improvements and planned production.

In mid-2009 GeoCam retained three well-known, highly qualified and experienced metallurgical and chemical engineers to serve as its Technical Advisory Panel (“TAP”). The TAP was engaged to provide high-level metallurgical processing input to the Geovic technical design team as well as provide independent expert feedback to GeoCam and its shareholders. Based on recommendations of the TAP and the results of preliminary marketing performed, we intend to produce two intermediate products (a mixed cobalt and nickel sulfide product, referred to as MSP, and manganese carbonate) at the mine site. These intermediate products would be sold in the international marketplace or shipped offshore for processing into finished products. These decisions were made to try to limit initial process plant capital costs and process risk at the remote mine site, and to address product preferences learned from potential off-take customers.

In December 2009 GeoCam engaged Lycopodium Pty Ltd. (“Lycopodium”), an international engineering firm based in Perth, Australia to prepare an independent feasibility study for the Nkamouna Project. The feasibility study, first expected in late 2010 is now expected to be completed in April 2011. This feasibility study will include updated reserves, estimated construction and capital costs, operating expenses and future net cash flow from mining operations for the Nkamouna Project. Once the pending feasibility study is completed and accepted, we will continue to work with GeoCam to obtain project financing.

During 2010, GeoCam undertook the following activities to advance the Nkamouna Project:

•	Appointed a new General Manager of GeoCam with significant mine development and operating experience in rural areas of Africa;

•	Improved the field compound at Kongo camp near the Nkamouna Project;

•	Progressed, tested and finalized the metallurgical processing to be utilized at the Nkamouna Project;

•	Conducted metallurgical testing and engineering design for a possible refinery at Nkamouna Project site;

•	Advanced the engineering design of the storage facility to receive tailings from the physical upgrading of ore and the leaching of concentrates;

•	Completed an interim update to the Project Environmental and Social Assessment (“ESA”) and progressed the final ESA update which is due for completion in April 2011;

•	Formed a Steering committee of local stakeholders to guide and focus community development initiatives;

•	Continued to support socio-humanitarian programs in the local communities in the health, education, agriculture and animal husbandry disciplines;

•	Assisted Lycopodium and other consultants in working toward completion of the feasibility study.

Please refer to Item 2. Properties for more detailed information on the Nkamouna Project and other deposits held by GeoCam, and by other subsidiaries of the Company.

GeoCam Shareholder and Other Agreements

Geovic is party to a shareholders agreement with the other GeoCam shareholders, Societe Nationale d’Investissement du Cameroun (“SNI”) (the owner of a 20% interest in GeoCam), and four Cameroonian individuals (collectively, the owners of a 19.5% interest in GeoCam and represented by SNI) (the “Shareholders Agreement”). The Shareholders Agreement reflects the historic ownership and management arrangements among the shareholders and sets forth the terms, conditions and fiscal arrangement for continued participation by the shareholders in GeoCam. The Shareholders Agreement includes provisions in accordance with Cameroon business laws for all shareholders to contribute their proportionate share of future GeoCam capital required to meet its annual operating expenditures, as approved periodically by the GeoCam Board of Directors.

As provided in the Shareholders Agreement, in 2007 GeoCam began to operate autonomously from Geovic. Geovic and GeoCam also have entered into annual Technical Services Contracts under which Geovic provides certain staff, services and management to assist GeoCam to carry out its budgeted work program at rates set forth in the Technical Services Contracts. SNI also provides services to GeoCam under similar annual agreements.

By exercising an option we held, in 2010 we acquired the 0.5% ownership interest in GeoCam previously held by William A. Buckovic, the founder of Geovic, in exchange for 139,000 shares of our stock with an estimated fair value of approximately $85.

All the Cameroon Properties are held by GeoCam, and the Mining Convention and Mining Permit are issued to GeoCam. Pursuant to the Shareholders Agreement, the GeoCam Board of Directors consists of five directors, three of whom are selected by Geovic and two by the other Cameroonian shareholders. Under the Shareholders Agreement, Geovic is entitled to nominate the General Manager/Managing Director and one Deputy General Manager while other shareholders are entitled to nominate the other Deputy General Manager. It is the GeoCam Board of Directors that appoints these positions. Although we are a majority shareholder and our representatives form a majority of the Board of Directors of GeoCam, we generally seek concurrence from the other shareholders for material policy and operational decisions.

Nkamouna Project Financing Activities

In December 2009, we engaged Standard Chartered Bank as the Company’s financial advisor in connection with preparing and planning for project financing, reviewing documentation, considering early-stage efforts to locate potential purchasers of the MSP and manganese carbonate products we expect to produce, and related activities. In August 2010, GeoCam assumed the engagement with Standard Chartered Bank. During 2010 we began meeting with various large international businesses that have indicated an interest in the future off-take from the Nkamouna Project.

Cameroon Properties

Our business plan is to use our available management, technical expertise and talent to develop our interests in the Cameroon Properties into a high quality mining and mineral production operation. Assuming external financing in sufficient amounts to complete construction and start-up activities is available on a timely basis, we will continue to focus on the Nkamouna Project where our plan is to begin initial mine production by late 2014. The remaining steps to production include completing the final feasibility study to support the construction of mining and processing facilities at the Nkamouna Project, securing project debt and equity financing, negotiating product off-take sales agreements and completing the mine and plant construction. We will complete construction of the initial mine and facilities in a socially and environmentally responsible manner.

When in full production, we believe that the Nkamouna Project will be the largest primary cobalt producing mine in the world.

We presently have no current revenue from operations and we expect to continue to generate losses and negative cash flows until after mine and milling operations begin on the Nkamouna Project. See Item7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other Activities

We are also evaluating other mineral properties and prospects in the United States and elsewhere to diversify our business activities. We believe that opportunities exist to acquire interests suitable for mineral exploration and development.

Through our subsidiary Geovic Energy Corp. we acquired uranium leases, exploration permits and claims in Colorado and Wyoming during 2007, 2008 and 2010. During 2010 we mapped and analyzed these and nearby properties using existing data.

Through our subsidiary Geovic Mineral Sands Corp. we identified chromite deposits in New Caledonia, a French overseas territory (collectivity) northeast of Australia in the South Pacific in 2009. In 2010 we applied for exploration licenses covering approximately 100 square kilometers on and offshore. These licenses were granted in early 2011. After completion of the required environmental surveys, we plan to explore these areas in 2011 and 2012.

Also in 2010 we conducted additional prospecting in southeastern Arizona near our existing state permits and federal mining claims. We leased additional tracts and filed additional mining claims. By year-end 2010 we held about 68 square miles of surface prospects for further exploration for gold under leases, exploration permits or claims.

In late 2010 and early 2011 we filed mining claims on federal land in southeastern New Mexico where our prospecting activities during the year showed possible deposits of certain rare earth minerals and zirconium. Additional claims are being staked to fill out the exploration prospect area.

Please refer to Item 2. Properties for more information on these other mineral prospects.

Competitive Conditions

We expect that GeoCam will compete with other cobalt and nickel producers around the world, including those with projects now under development. Other producers with ongoing operations have established production and demonstrated feasibility and have greater financial strength than we do. These competitors include such current producers as Xstrata Nickel, Vale, Tenke Fungurume (Freeport McMoRan-Lundin Mining Corp.-Gecamines), Sherritt and Murrin Murrin (Minara-Glencore). Significant mines expected to produce cobalt as a by-product during the next few years include Ambatovy (Sherritt, Sumitomo, Korea Resources and SNC Lavalin), Weda Bay (Eramet), Goro Nouvelle-Calédonie (Vale), and Boleo (Baja Mining Corp.). Operating expenses, reserve quantities and qualities, operating efficiencies, and location may affect the long-term success of all competing producers, including GeoCam.

Social and Environmental Policies

Geovic Mining Corp is committed to sustainable development and social responsibility. We understand that our long-term business security is directly related to the welfare of the people and communities in the areas where we operate. In the end, these are the people who should be the main beneficiaries of our activities. We are also committed to excellence in stewardship of the environment. We believe that a strong sense of corporate social and environmental responsibility is essential for our success.

Applicable environmental protection requirements will affect the financial condition, operating performance and earnings of the Company as a result of capital expenditures and operating costs required to meet or exceed these requirements. These expenditures and costs may also have an impact on our competitive position to the extent that our competitors are subject to less rigorous requirements. Through 2010 the effect of these requirements was limited due to the early stage of the Nkamouna Project. While these costs are expected to have a larger effect in future years as we move toward and commence production at the Project, we are providing for them to the best of our knowledge in the upcoming feasibility study.

GeoCam is subject to ongoing obligations under its mining and environmental permits in Cameroon to provide social and educational assistance to persons and in areas impacted by the mining activities. These obligations will be handled both directly and by engaging third parties, such as GeoAid International (“GeoAid”), to provide specified services.

An ESA, comprised of an Environmental and Social Impact Assessment (“ESIA”) and an Environmental and Social Action Plan (“ESAP”), has been prepared to document the existing environmental and social conditions, describe the proposed operation, identify potential impacts, develop mitigation measures to reduce or minimize the impact of the operation, and the actions needed to assure the measures are undertaken at the Nkamouna Project. Knight Piésold and Co. (“Knight Piésold”) and Rainbow Environment Consult (“REC”) were retained by Geovic Ltd. in 2004 to develop the ESA, which was completed and submitted to the Ministry of Environment and Protection of Nature in 2006 and approved by the Ministry in May 2007. Both Knight Piésold and REC continue to provide environmental and social program services to the Project today.

Since approval of the ESA, GeoCam has been diligently moving the Project forward toward construction. As part of that process, a number of Project elements have been modified and optimized since finalizing the ESA in 2006. Consequently, Knight Piésold and REC prepared the “Geovic Cameroon PLC, Nkamouna Project, Environmental and Social Assessment 2010 Update” dated March 31, 2010 based on more recent Project plans. This update was presented to the Ministry in May 2010.

The Ministry notified GeoCam in September 2010 that the ESA 2010 Update report provides an appropriate demonstration that the Project continues to move forward and therefore remains in conformity with regulatory requirements. However, the Ministry required that GeoCam consolidate the 2007 ESA, the ESA 2010 Update, and any other Project modifications that may be put forward in the final feasibility study into a single document. GeoCam intends to consolidate and reissue the approved ESA, with updates, to provide consistency with the content of the feasibility study and furnish it to the Ministry in the first half of 2011. Given that the Ministry has already acknowledged that the Project remains in full conformity with the regulatory requirements, the review process for this ESA update is expected to be routine.

Geovic collaborates with GeoAid, an IRS-recognized 501(c)(3) non-profit humanitarian corporation. GeoAid has domestic operations in Oregon and on-going humanitarian and social programs in Cameroon. Its mission is focused on reducing poverty by meeting the needs of people and communities impacted by mining and extractive operations in the developing nations of the world. Originally conceived and fully funded by the Company, GeoAid now is an independent entity that partners with Geovic and other private donors to further its mission. This collaboration, along with services from other contractors, satisfies certain ESAP commitments, but Geovic has been committed to GeoAid and its social and humanitarian initiatives since well before there was a regulatory requirement to do so, and GeoAid’s activities with the Nkamouna Project area go beyond GeoCam’s regulatory commitments.

GeoAid operates in Cameroon through its implementing partner, GeoAid Cameroon. GeoCam has retained GeoAid Cameroon under a service contract to assist with the planning, management, implementation, monitoring and reporting on certain of its community development commitments. The Company also supports GeoAid at the corporate level. Corporate grants made to GeoAid are coupled with other private contributions such that GeoAid has successfully solicited significant gift-in-kind donations from several external donors. This resulted in significant added value for the people of Cameroon, in that for every dollar donated by the Company in 2009, GeoAid was able to raise an additional two dollars in in-kind donations of medical equipment, supplies, and medicines that were shipped to and distributed within Cameroon in 2009 and 2010. That leveraged value ratio nearly doubled to about four dollars for each dollar we contributed in 2010, and is currently expected at six to one ratio for 2011.

This unique model of development and the partnership between Geovic and GeoAid achieves significant humanitarian and social assistance to beneficiaries in the Nkamouna Project area and throughout Cameroon at important cost-savings. Moreover, we continue to enjoy increasing goodwill at community and national levels for the Company and its subsidiaries.

Employees

All of our employees are employees of Geovic and our executive officers are also officers of Geovic. Geovic has 16 full time employees in its offices in the United States, and at year-end 2010, GeoCam had 31 full time employees and 6 contract workers in its administrative offices in Yaoundé and 94 contract workers at the Nkamouna Project operations location in the East Province in the Republic of Cameroon.

Offices

Our principal corporate head office is located at 1200 17th Street, Suite 980, Denver, Colorado 80202, Telephone (303) 476-6455. We also maintain an exploration office in Grand Junction, Colorado. GeoCam maintains its head office in the capital city of Yaoundé and a mine area office at Kongo Camp in the East Province, both in the Republic of Cameroon.

Available Information

Our website address is www.geovic.net. Available on this website under “Investor Relations” free of charge, are links to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers and amendments to those reports after such materials are electronically filed with or furnished to the SEC.

Also posted on our website, and available in print upon request made by any stockholder to the Secretary, are charters for the Board’s Audit Committee, Human Resources and Compensation Committee, and Nominating and Corporate Governance Committee. Copies of the Code of Business Conduct and Ethics (“Code”) and our Whistleblower’s Policy are also posted on our website under the “About Geovic-Committee Charters” section. Within the time period required by the SEC, we will post on our website any modifications to the Code and any waivers applicable to senior officers as defined in the Code, as required by the Sarbanes-Oxley Act of 2002.

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

We are an exploration stage company and have no history as an operating company. Any future revenues and profits are uncertain.

We have no history of mining or refining any mineral products or metals and none of our properties is currently producing. There can be no assurance that the Nkamouna Project will be successfully placed into production, produce minerals in commercial and processing quantities or otherwise generate operating earnings. We will continue to incur losses at least until mining activities have successfully reached commercial production levels and generate sufficient revenue to fund continuing operations, which is currently estimated to be late 2014. There is no certainty that we will produce revenue from any source, operate profitably or provide a return on investment in the future. If we are unable to generate revenues or profits, our stockholders might not be able to realize returns on their investment in our common stock. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly, annual or sustaining basis.

The development of the Nkamouna Project will require the commitment of substantial financial resources. The amount and timing of these costs will depend on a number of factors, some of which are beyond the Company’s control.

We will be subject to all of the risks associated with establishing new mining operations and business enterprises including: the availability of funds to finance construction and development activities; timing and cost of the construction of mining and processing facilities; the efficacy of planned mineral processing; the availability and costs of skilled labor and mining equipment; the availability and cost of appropriate processing materials and equipment; the need to obtain in a timely manner additional governmental approvals and permits; the likely terms of off-take agreements or metal sales contracts; potential opposition from non-governmental organizations, environmental groups or local groups in Cameroon which may delay or prevent development activities; and potential increases in construction and operating costs due to changes in the cost of fuel, power, equipment, materials and supplies. Further, the costs, timing and complexities of mine construction and development are increased by the remote location of the Cameroon Properties. Accordingly, our activities may not result in profitable mining operations and we may fail to successfully establish or maintain mining operations or profitably produce metals at any of our properties.

The actual capital costs and mine operating costs to be incurred in connection with opening the Nkamouna Project may be significantly higher than anticipated.

We expect that estimated initial projected capital costs in the final feasibility study expected in April 2011 will be more than $650 million, which is significantly higher than was estimated in earlier studies. Estimated future operating expenses are also expected to be higher than estimates made in 2008. These and similar cost and expense increases are beyond our control, and will require significantly more capital to bring the Nkamouna Project into production and could result in a decrease in our anticipated future return from operations. Our actual capital costs and operating costs may be higher than we presently anticipate.

Market events and conditions may adversely affect our business and the mining industry.

International credit markets or Canadian, United States and global economic conditions, could, among other things, impede access to capital or increase the cost of capital, which would have an adverse effect on our ability to fund the working capital and other capital requirements of GeoCam. Unprecedented disruptions in credit and financial markets in 2008 and 2009 had a significant material adverse impact on a number of financial institutions and limited access to capital and credit for many companies, particularly resource companies such as the Company. While these disruptions have mostly been overcome, it could be more difficult or more expensive for GeoCam to obtain capital and financing for construction and for operations. Access to capital and financing may not be available on terms acceptable to the Company or at all. Nkamouna Project development modifications may be necessary or desirable to secure lending commitments which would also delay the completion of any financing. All delays in completing financing for the Project will delay mine construction, anticipated production activities and future revenue.

The share prices of junior natural resource companies, including Geovic Mining experienced large declines in value from 2008 into 2010. Market forces may render it difficult or impossible for the Company to raise equity capital except on terms which results in severe dilution to existing stockholders, or at all. Therefore, there can be no assurance that significant fluctuations in the trading price of the Company’s common stock will not continue, or that such fluctuations will not materially adversely impact the Company’s ability to raise equity.

General economic conditions may adversely effect our growth and profitability.

A worsened slowdown in the economy and other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, continued inflation, increases in fuel and energy costs, consumer debt levels, interest rates, and tax rates may adversely affect our growth and profitability. Specifically:

•	the global economic slow down could impact the cost and availability of financing and our overall liquidity;

•	the volatility of commodity prices could impact our future revenues, profits, losses and cash flow;

•	increasing energy prices, commodity and consumables prices and adverse currency exchange rates could impact our production costs;

•	volatility of global stock markets could impact the valuation of our equity and other securities; and

•	construction related costs could increase and adversely affect economics of the Nkamouna Project.

These factors, among others, could have a material adverse effect on our financial condition and results of operations.

GeoCam may fail to secure Nkamouna Project financing if lenders or their advisors conclude that changes to the ore processing techniques being considered in the feasibility study are too risky or are otherwise not feasible.

In response to observations that raised questions about the efficacy of a few aspects of planned ore processing considered in previous feasibility studies, we modified certain of the metallurgical processes planned to be utilized and decided that GeoCam will not refine final metal products from the Nkamouna Project ore at the project site. If potential lenders are not ultimately assured that the modified metallurgical processes will allow the processing facilities to operate successfully as designed, Nkamouna Project debt financing may be delayed until further enhancement testing is performed or funding could be unavailable altogether.

If we lose key personnel or are unable to attract and retain additional experienced personnel, we may be unable to establish and develop our business.

Our development in the future will be highly dependent on the efforts of our key management employees, namely, Michael Mason, Barbara Filas, William A. Buckovic, Timothy Arnold, Gary Morris, Greg Hill, John Sherborne, and Brian Briggs (currently Chief Executive Officer, President, Executive Vice President, Chief Operating Officer, Senior Vice President, Chief Financial Officer, President, New Ventures division and Vice President, Technical Operations, respectively), and Phillip Mason, General Manager of GeoCam and other key employees that we or GeoCam may hire in the future. Loss of any of these executives could have a material adverse effect on our operations and future success. We do not have and currently have no plans to obtain key man insurance with respect to any of our key employees.

The other shareholders of GeoCam may fail to pay their share of future GeoCam capital.

Under the Shareholders Agreement, all shareholders agreed to fund their share of capital and operating costs. However, it is possible that the minority shareholders will be unable or unwilling to provide their respective share of future GeoCam funding, and we may be required to delay the project or advance all the shareholder funds necessary to place the Nkamouna Project into production, pursuant to a loan agreement or other arrangement between Geovic and GeoCam.

Our lack of operating experience may cause us difficulty in managing our growth.

Geovic has owned a majority interest in GeoCam since its inception more than a decade ago. Geovic employees have managed the exploration of the GeoCam deposits and negotiated the terms of the required Cameroon government approvals and permits and financings we have completed. We will continue to provide many of such services under Technical Services Contracts with GeoCam. Our ability to manage our continued growth will require us to improve and expand our management and our operational and financial systems and controls. If our management is unable to manage our growth and the development of the Cameroon Properties effectively, our business and financial condition could be adversely affected.

GeoCam’s dependence on many outside service providers to place the Nkamouna Project into production may delay mine opening or operation.

GeoCam’s ability to place the Nkamouna Project into production will be dependent to a large part upon using the services of appropriately experienced employees, consultants and contractors working under our supervision and agreements with other major resource companies that can provide required expertise or equipment. In 2010 we recruited and hired a new General Manager for GeoCam with senior level mining and operating experience. Also, a significant local work force will be trained, few of whom currently have any related experience. We may not have available to us, or we may be unable to retain on satisfactory terms, the necessary expertise, equipment or local workers to build the GeoCam facilities and place the Nkamouna Project into production.

Our development activities in Cameroon may not be commercially successful.

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

Our principal assets are deposits of cobalt, nickel and manganese in the Nkamouna and other six deposits. All of these rights are held by GeoCam. Our potential future revenue is expected to be, in large part, derived from the mining, processing and sale of cobalt, nickel and related mineral products from the Cameroon Properties or from the outright sale or joint venture of some or all of these properties. The value of these reserves and deposits, and the value of any potential production therefrom, will vary in proportion to significant changes in cobalt, nickel and manganese prices. The prices of these commodities have fluctuated widely, peaked and declined significantly in 2008 and only partially recovered through 2010. These commodity prices are affected by numerous factors beyond our control, including, but not limited to, worldwide economic conditions, international economic and political trends, realized or expected levels of inflation, currency exchange fluctuations, central bank activities, interest rates, global or regional consumption patterns and speculative activities. The effect of these factors on the prices of cobalt and nickel, and therefore the economic viability of our Project, cannot accurately be predicted. Significant decreases in the prices of cobalt and nickel, and to a lesser extent, manganese, would adversely affect asset values, cash flows, potential revenues and profits of the Cameroon Properties if they are placed into production.

GeoCam may not be able to produce and sell mineral products at profitable prices. Our future operations are, therefore, more exposed to the impact of future decreases in commodity prices. Conversely, forward sales contracts would limit potential upside market swings. Such upside price swings could have a significant benefit to companies that take added market risk and sell produced mineral product on the open spot metals market. There are no central markets for the intermediate cobalt, nickel and manganese products we intend to produce and sell, and these products will reflect current metal prices of the contained metals. If cobalt or nickel prices decrease significantly at a time when our properties are producing, we would realize reduced revenue. GeoCam may enter into metal sales agreements for process plant off-take with one or more companies. If we contract to sell our planned intermediate products, the selling price would be related to prevailing market prices at time of delivery. Selling intermediate products produced at mine site, while reducing process risk and required capital expense, will also likely result in lower operating profit and cash flow from the mining and processing operations. There may be reduced demand or no market for intermediate products that are expected to be produced at the Nkamouna Project site which could adversely affect prices for such products and operating results.

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

Our present mineralized material and future reserve estimates may be inaccurate which could adversely affect the estimated value of our future mining activities.

There is a high degree of uncertainty attributable to the calculation of mineralized material and future reserves and ore grades dedicated to future production because such estimates are expressions of judgment based on knowledge, experience and industry practice, and estimates of reserves may prove to have been inaccurate. Estimates which were valid when made may change significantly when new information becomes available. Accordingly, development and mining plans may have to be altered in a way that adversely affects the Company’s operation and profitability. An historical 2008 estimation of reserves and future production from the Nkamouna Project, prepared before the 2008 and 2009 drilling program was completed and analyzed, is included as Table 1 in Item 2. Properties. These estimated reserves were changed to mineralized material reflected in Table 2. Metallurgical testing on mineralization at the Cameroon Properties performed by the independent consultants and the Company in late 2009 concluded that revisions to planned processing methods assumed in the 2008 estimate should be made to reduce risk. These revisions are expected to affect the calculations of the Nkamouna Project reserves. There is a risk that full scale production activities may indicate technical and commercial shortcomings to whatever processing methodology is installed. Consequently, actual results may vary materially and adversely affect projected values given to reserves.

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

Our previously reported historical 2008 estimated reserves were based on assumptions and drilling data that are different from our 2009 estimate of mineralized material and are likely to be revised.

The estimated proven and probable reserves at the Nkamouna deposit that were previously announced and which are presented in this Annual Report on a historical basis were prepared by independent consultants in January 2008 using drill data obtained before 2008, then-current cost estimates and other information and assumptions described in the Technical Report, Nkamouna Cobalt Project, Feasibility Study dated January 18, 2008 (the “2008 PAH Report”). In November 2009, a different consultant, SRK, completed an estimate of mineralized material at the Nkamouna and Mada deposits, also prepared in compliance with NI 43-101 (the “Nkamouna Technical Report”). This estimate relied on additional information from 2,045 drill holes and over 48,000 additional assay samples that were completed after the 2008 reserve estimate was completed and reflected only mineralized material, with no estimate of reserves.

We expect that SRK will prepare estimates of proven and probable reserves for the Nkamouna and Mada deposits in connection with completion of the pending feasibility study. Because we expect to use a higher cut-off grade for cobalt when we mine the deposits than was used in completing the 2008 PAH Report, and because other project parameters and assumptions have changed, the estimated reserves for the Nkamouna and Mada deposits will likely be different than the historic estimate included in the 2008 PAH Report and previously reported.

We face intense competition in the mining industry.

The mining industry in general, and cobalt and nickel mining in particular, are intensely competitive in all phases. A significant number of new cobalt and nickel projects have been announced in recent years and if placed in production, the resulting increased supplies of those commodities could adversely affect prices available for our expected production. Competitors include large established mining companies with experience and expertise and with greater financial and technical resources, and as a result we may be unable to obtain financing, or sell mined and processed products on terms we consider acceptable. We compete with other mining companies in the recruitment and retention of qualified managerial and technical employees and in the raising of capital. If we are unable to raise sufficient capital, our exploration and development programs may be jeopardized or we may not be able to develop or operate our projects. Also, our decision to produce and sell intermediate products is likely to reduce significantly the number of customers for our metals produced.

There presently is a lack of required infrastructure in Cameroon which could delay or prevent completion of our mine development activities or increase operating costs.

Completion of the development of the Nkamouna Project is subject to various infrastructure requirements, including the availability and timing of acceptable arrangements for site access, power, water, housing, transportation, air services and other facilities at the project site. The lack of availability on acceptable terms or the delay in the availability of any one or more of these items could prevent or delay development. There can be no assurance that construction will be commenced or completed on a timely basis, if at all, that the resulting operations will achieve the anticipated production or that the construction costs and ongoing operating costs associated with the development will not be higher than anticipated.

Unless we obtain significant additional external financing, enter into a strategic alliance or sell a property interest, we will be unable to develop the Nkamouna Project.

The Nkamouna Project requires capital, start up and financing expenditures in excess of $650 million to construct mining and processing facilities and related infrastructure. We likely will require external debt and equity financing to fund development and construction of mining and processing facilities. The expected sources of external financing for these purposes include secured project debt incurred by GeoCam, convertible debt of the Company or GeoCam and equity placements by GeoCam or the Company. In addition, the Company may consider the sale of some or all of its interest in GeoCam and/or GeoCam may consider a sale of an interest in GeoCam or in one or more of the other Cameroon Properties, GeoCam could enter into a strategic alliance with another company or we may utilize some combination of these alternatives. We intend that GeoCam will seek financing from international institutions with significant experience in financing large natural resource ventures in remote locations such as southeastern Cameroon. Such financiers will likely require GeoCam and its owners to comply with costly conditions as a requirement to completion of project financing, including significant additional equity contributions to GeoCam. The financing options chosen may not be available on acceptable terms, or at all. The failure to obtain adequate financing on a timely basis will have a material adverse effect on development of the Nkamouna Project, our growth strategy, results of operations and future financial condition.

Challenges to our title to mineral properties in which we may have an interest could affect our exploration or development rights.

GeoCam could be deemed noncompliant with terms or conditions of its Cameroon mining and other permits and authorizations. There may be challenges to title to other mineral properties that we currently control or which we may acquire in the future. Our exploration activities in New Caledonia may not lead to other required permits from the government. If there are title defects with respect to any of our properties, we might be required to satisfy additional government requirements, compensate other persons or perhaps reduce our interest in the affected property or lose our interest completely. Also, in any such case, the investigation and resolution of title issues would divert our management’s time from ongoing exploration and development programs.

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

Mineral development (and other) actions on public lands managed by federal land management agencies such as the Bureau of Land Management (“BLM”) or the United States Forest Service (“USFS”) are obliged to file an acceptable plan of operations which is then subject to an environmental impact evaluation under the National Environmental Policy Act (“NEPA”). The NEPA process requires the completion of either an environmental assessment or an environmental impact statement prior to approval of the plan of operations. Whether on public or private land, mining companies must comply with all relevant federal, state and county requirements and will be required to post a bond or other surety to guarantee the cost of post-mining reclamation.

Federal, state, and local regulatory requirements including public disclosure processes and opportunities for stakeholders to appeal regulatory decisions, or changes to these requirements, could add significant additional cost and delays to any mining project we undertake in the United States. Permitting rules and/or discharge limits established at the federal, state, or local level may impose limitations on our production levels warranting additional capital expenditures in order to comply with the rules.

Provisions of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) impose strict joint and several liability on parties associated with releases or threats of releases of hazardous substances. Our future United States mining operations may use or produce hazardous substances which could accidentally be released to the environment, and in the United States may be subject to the provisions and attendant liabilities of CERCLA. Such liabilities could include the cost of removal or remediation of the release of the hazardous substance and damages for injury to the surrounding property.

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

The cost, timing and complexities of mine construction and development are increased by the remote location of the Cameroon Properties. It is common in new mining operations to experience unexpected problems and delays during construction, development, mine start-up and ramp-up to full commercial production. Also, ongoing cost and expense increases being faced throughout the mining and natural resources industries are beyond our control. Accordingly, our activities may not result in timely or profitable mining operations, and we may fail to successfully establish mining operations or profitably produce metals at any of our properties. In addition, the progress of ongoing exploration and development, the results of consultants’ analysis and recommendations, the rate at which operating losses are incurred, and the Company’s acquisition of additional properties will also impact the magnitude of the cost and timing of Company expenditures.

If we are unable to comply readily with present or future laws and regulations of the Republic of Cameroon, development activities could be delayed and profitability not achieved or reduced.

The current and future development of the GeoCam Properties requires permits from various Cameroon governing authorities. Future operations will be subject to a number of existing laws and regulations such as labor standards, environmental reclamation, land use and safety. GeoCam must receive a land lease for that portion of the mine permit area to be used for the Nkamouna Project. It is also in the process of updating its ESA and several discipline specific implementation plans. These and other permits required to construct and operate a mining and processing facility may contain terms and conditions that are difficult or expensive to meet. Such laws and regulations may adversely affect the profitability of GeoCam’s operations.

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

The political risk in sub-Saharan Africa is significant. GeoCam’s rights to explore and develop mineral deposits in Cameroon are always subject to the continued political stability of the Republic of Cameroon and its government. In March 2008 Cameroon experienced some domestic strikes and political unrest that subsided within weeks. An election for the Presidency in Cameroon will be held in 2011. Also, political unrest or upheaval in adjoining countries could adversely affect our mining and development activities, and, if significant, would likely increase the costs of long term financing of the mining and processing activities. Further, GeoCam may not be able to finance or operate the Nkamouna Project at all if future state or regional political upheavals occur in Cameroon.

Potential violations of the Foreign Corrupt Practices Act (“FCPA”) by GeoCam, its agents or representatives could have a material adverse impact on our financial condition and results of operations.

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

We may fail to maintain the adequacy of internal control over financial reporting as required by the Sarbanes-Oxley Act.

In 2008 we documented and tested our internal controls and procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”). SOX requires an annual report by management of the effectiveness of the Company’s internal control over financial reporting. Management evaluated the Company’s disclosure controls and procedures and concluded that they were not effective as of December 31, 2008. Also, the Company’s Chief Executive Officer and Chief Financial Officer evaluated our internal control over financial reporting and determined that material weaknesses existed of December 31, 2008.

We implemented a number of activities during 2009 to remediate the weaknesses and improve our internal control over financial reporting. Our management evaluated our disclosure controls and procedures and our internal controls over financial reporting as of December 31, 2009 and concluded that disclosure controls and procedures were effective and that internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with US GAAP. Our management reached similar conclusions as of December 31, 2010.

We may be unable to ensure in the future that we have effective internal controls over financial reporting or effective disclosure controls and procedures as defined by applicable rules. Because the financial statements of GeoCam are consolidated, GeoCam financial reporting is also subject to SOX. Our failure to satisfy the requirements of Section 404 of SOX on an ongoing, timely basis could result in the loss of investor confidence in the reliability of our financial reporting and disclosure, which in turn could harm our business and negatively impact the trading price of our common shares. In addition, difficulties in maintaining satisfactory controls and procedures could harm our future reported operating results or cause us to fail to meet our reporting obligations. Any future acquisitions of other businesses may provide us with challenges in implementing the required internal processes, procedures and controls in the acquired operations. Acquired companies may not have effective disclosure control and procedures or internal control over financial reporting that are as thorough or effective as those required by securities laws currently applicable to us.

No evaluation can provide complete assurance that our internal control over financial reporting will detect or uncover all failures of our personnel to disclose material information otherwise required to be reported. The effectiveness of our controls and procedures could also be limited by simple errors or faulty judgments. In addition, should we expand in the future, the challenges involved in implementing appropriate internal controls over financial reporting will increase and will require that we continue to improve our internal controls over financial reporting. Although we intend to devote substantial time and incur substantial costs, as necessary, to ensure compliance, we cannot be certain that we will be successful in complying with Section 404 of SOX on an ongoing basis.

Risks related to ownership of our stock

The market price of our common stock and warrants may be adversely affected by market volatility due in part to the current instability in the financial markets.

Our common stock price and warrant prices have decreased significantly since 2007. We cannot predict if or when current adverse economic conditions will be resolved or what the affect such instability may be on the price of our common stock and warrants.

Conditions beyond our control may cause wide price fluctuations in the market price of our common stock and warrants.

The market price of our common stock and warrants may be subject to wide fluctuations in response to many factors, including worldwide economic conditions and commodities prices, variations in our operating results, divergence in financial results from investors’ expectations, changes in performance estimates, changes in our business prospects, changes in mineral reserve or resource estimates, results of exploration, changes in results of mining operations, legislative changes, our liquidity and likely ability to achieve financing for the Nkamouna Project and other events and factors outside our control.

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

Tailings facility. A containment system comprised of a compacted, earthen structure or dike and a prepared basin area that is used to contain solid tailings and water from the mineral beneficiation process.

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

Water table. The sub-surface level below which the host rock is water saturated. Geovic recorded a water table depth in several test drill holes which varied from approximately 12 to approximately 25 meters below surface at the Nkamouna Project site.

Description of Mineral Projects

THE NKAMOUNA PROJECT

Much of the information in this section is summarized, compiled or extracted from the NI 43-101 Technical Report, Nkamouna and Mada Deposits, East Province of Cameroon, Africa, dated November 30, 2009 (the “Nkamouna Technical Report”) prepared for Geovic Mining by SRK Consulting (U.S.), Inc. (“SRK”). Information related to the historical estimated reserves is summarized and extracted from the Technical Report, Nkamouna Cobalt Project, Feasibility Study dated January 18, 2008 (the 2008 PAH Report”) prepared for Geovic Mining by Pincock Allen & Holt (“PAH”). SRK is independent from the Company. These Reports were prepared in accordance with the requirements of NI 43-101.

Portions of the following information are based on assumptions, qualifications and procedures which are set out only in the full Nkamouna Technical Report or the 2008 PAH Report as the case may be. We have omitted much of the background information that is included in the Reports. For a complete description of assumptions, qualifications and procedures associated with the following information and for additional details about the findings of SRK, reference should be made to the full text of the Nkamouna Technical Report which is available electronically from the Company’s website at www.geovic.net and on SEDAR at www.sedar.com. References to “Geovic” in this Item 2 “Properties” include the Company and GeoCam, where applicable.

The Company and GeoCam are currently reviewing and completing an independent feasibility study of the Nkamouna Project. The Company expects the feasibility study to be completed by the end of April 2011. The feasibility study will include an updated mine plan, ore reserve estimate, ore benefication and tailings storage designs, estimated construction and capital costs, operating expenses and future cash flow from mining operations at the Nkamouna Project.

Project Description and Location

Geovic, through its 60.5% owned subsidiary GeoCam, has exclusive rights to several large cobalt-nickel laterite deposits in Cameroon (the “Cameroon Properties”) (Figure 1). There are seven laterite plateaus included in the Cameroon Properties (collectively, the “Plateaus”). The seven Plateaus aggregate approximately 337 square kilometers within the 1,250 square kilometer Mine Permit area. The Plateaus are (clockwise) Nkamouna, Mada, Rapodjombo, North Mang, South Mang, Messea and Kondong, and form a crescent-shaped array extending 80 kilometers north-south and 45 kilometers east-west (Figure 2).

The mineral rights are held by GeoCam under the Mine Permit and administered under the Mining Convention. The Mine Permit boundary is shown in Figure 2. The Plateaus within the Cameroon Properties constitute the known mineralized terrain within the Mine Permit, which is designated as “mineral exclusive lands.” The Nkamouna and Mada areas are the subject of the Reports. The Nkamouna (pronounced Ka-moon-ah) and Mada deposits (together the “Nkamouna Project”), will be mined first, and are located in southeastern Cameroon, (Figure 1), approximately 640 road kilometers east of the port city of Douala and 400 road kilometers east of the capital of Yaounde. The Mada deposit is contiguous and north of the Nkamouna deposit.

The Cameroon Properties are located in the Haut Nyong Division of the East Province. Nkamouna, Mada and the other laterite plateaus (except Kondong) lie within the Lomie Subdivision. The irregular 18-corner polygon-shaped Mine Permit area is monumented and is described in the Presidential Decree authorizing the Mining Permit.

Populations living near the site of the project are mainly made up of Nzimé (Bantu group) and indigenous Baka. Most inhabitants of the region practice subsistence agriculture (cassava, yams, plantains, bananas, some maize and taro) and supplement their diets with animal protein either domestically raised or from bush meat procured by hunters. The Nzimé people mainly live in villages along the existing network of unimproved roads. Baka are semi-nomadic forest people who live in shifting settlements in the forest, in roadside encampments and also in established villages. All generally speak languages of the Bantu linguistic family. The dominant languages in the project area are Dzime and Baka. French is nearly universal among adults, and some speak a little English since Cameroon is officially bilingual in French and English.

General geographic coordinates for the Nkamouna and Mada project area are approximately: Longitude N-3º 20´ and Latitude E-13º 50´.

Africa
International Boundary
Road
River
National Capital
City or Town
Atlantic Ocean
Indian Ocean
ALGERIA
LIBYA
EGYPT
MALI
NIGER
CHAD
SUDAN
ETHIOPIA
KENYA
TANZANIA
ANGOLA
NAMIBIA
BOTSWANA
SOUTH AFRICA
MADAGASCAR
MAURITANIA
SAUDI ARABIA
YEMEN
SOMALIA
TURKEY
IRAN

Cameroon
International boundary
Province boundary
National capital
Province capital
Railroad
Road
NIGERIA
CHAD
CENTRAL AFRICAN REPUBLIC
REPUBLIC OF THE CONGO
GABON
EQUATORIAL GUINEA
EXTRÊME-NORD
NORD
ADAMAOUA
NORD-OUEST
OUEST
SUD-OUEST
CENTRE
LITTORAL
EST
SUD
Yaoundé
N'Djamena
Bight of Biafra
SAO TOME AND PRINCIPE
Nkamouna Cobalt Project

Geovic Cameroon PLC
743 Horizon Court, Suite 300A
Grand Junction, CO 81506 USA
Office 970.256.9681 Fax 970.256.9341
www.geovic.net TSX: GMC

Scale:	NTS
Date:	26 Feb. 2010
Dwg:	1 General Loc

Figure 1: General Location Map for the Nkamouna Cobalt Project

E 13°30'
E 14°
N 3°30'
N 3°
Rapodjombo
Mada
Nkamouna
North Mang
South Mang
Messea
Kondong
EDJE RIVER
NDU RIVER
Kongo
Lomie
Echiambor
Messok
EDJE RIVER
Mining Permit Boundary
DJA RIVER
N
Kilometers
0 10 20
Douala
Yaounde
Detail
CAMEROON

Geovic Cameroon PLC
743 Horizon Court, Suite 300A
Grand Junction, CO 81506 USA
Office 970.256.9681 Fax 970.256.9241
www.geovic.net TSX; GMC

Figure 2
Location of Mineralized Laterites
Mining Permit Boundary

Scale:	NTS
Date:	17 March 2010
Dwg:	Fig2 Min-Lat

Figure 2: Location of Mining Permit Boundary

Most of the Eastern Province, where the Nkamouna Project is situated, is dominated by forests zoned “multiple-use.” Over 64 logging concessions are designated in the Province. A significant portion of the Province is also dedicated to protected forests, wildlife reserves and general “evergreen forest” habitat that are located well away from planned operations. A small proportion of the district is zoned for mineral development, which includes the Mine Permit area. Indigenous community lands dominated by subsistence gardening and “community forest” developments form the remainder of the district lands. These lands are located principally along the main access routes developed when the province was first opened to plantation farming in the late 19th Century. All planned mine development activity will be in logged over areas and are exclusive of “primary forest” designations. GeoCam’s mining operations will result in partial deforestation during the mining phase, which will represent less than 0.5% of the annual deforested area within the region.

Accessibility, Climate, Local Resources, Infrastructure, And Physiography

The closest sizeable town to the Nkamouna Project site is Lomie, at approximately 26 kilometers to the west-southwest. The closest railroad transport to the Project is at the town of Belabo, at a distance of approximately 250 kilometers. Transportation from Yaoundé to the Project is by paved highway to Ayos, improved public road to Abong Mbang and public roads to the Nkamouna Project site. International airports and modern telecommunication facilities exist at Yaoundé and Douala. Suitable shipping and receiving facilities exist at the international seaport of Douala. The 40 kilometer road from Lomie to the site of the GeoCam field camp supports heavy log and lumber transports, as does the road from the field camp to the project site. Driving from Yaoundé to the Nkamouna Project takes approximately 6 hours.

Lomie is the Subdivision administrative center that hosts the Nkamouna Project and has been the staging area for Geovic’s activities. Lomie has about 3,500 inhabitants, a limited local electrical supply, and very basic services and supplies. There is new telephone service, but no airstrip or approved heliport, and only rudimentary medical facilities. Geovic’s field operations are based from the Kongo Camp, a fully-contained compound near the village of Kongo. The compound has adequate working and sleeping quarters, a diesel generator, diesel fuel storage, a kitchen and dining area with refrigerators, repair shop and sample preparation and storage facilities, many of which were upgraded or expanded by GeoCam in 2008 and 2010.

The economy of Lomie is largely undeveloped, except for a sawmill and surrounding timber harvesting operations, and small local businesses and government agencies. Lomie’s municipality has provided diesel electric power since 1997. Lomie is also the site of a number of domestic and international non-governmental organizations many of which monitor the 1.3 million acre World Heritage Dja Biosphere reserve and other reserves in the region.

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

The average annual precipitation is approximately 1,580 millimeters (62.2 inches) with high humidity and evaporation rates. The main wet season occurs between September and early November, and the main dry season occurs from November to May. The mini wet season lasts about eight weeks in March to May, and the mini dry season extends from June to mid-September. Rainfall occurs throughout the year, except during the months of December and January, which are typically dry. Average monthly evaporation rates exceed rainfall during the two dry seasons. The prevailing wind direction is from the south and southwest, and averages less than 4-kilometers per hour and is commonly undetectable beneath the tree canopy near the Nkamouna Project site. The operating season is year-round.

The Mining Permit grants GeoCam the exclusive rights to exploit the deposits within the Permit area, and to commence mining activities within four years, a period which has been extended. The Mining Permit will remain in force for the duration of the mineable resource and has an initial term of 25 years. The Mining Permit and Mining Convention are renewable every 10 years thereafter until the depletion of resources.

A tailings storage area was designed as part of an earlier feasibility study conducted by Washington Group International in 2007, and updated in the 2008 optimization study. Further refinements to the tailings storage will be included in the final feasibility study expected for completion in April 2011. This tailings storage area is located on the north side of the process plant location and will encompass the drainage of a small local stream.

Consultants to GeoCam concluded that the water balance for the planned tailings storage facility (“TSF”) at Nkamouna Project will operate in a water deficit condition. Diversion ditches could be incorporated to divert water around the facility or into the facility depending on the water needs at the time.

The Project water supply will be drawn from the Edje River. Much of the process water will be recycled from the TSF. Mining, processing and housing facilities will each be provided with appropriate sewage collection and treatment systems. Project wastes will be disposed of in accordance with the most current Waste Management Plan.

GeoCam has obtained numerous permits and authorizations to allow Project development to proceed. The principal remaining permit required before the initiation of construction at the Nkamouna Project is finalization of a land lease. The land lease establishes GeoCam’s right to occupy the surface of the land and build roads, remove vegetation and conduct mining activities in accordance with the Mining Convention. Annual lease costs have not been established.

Construction Facilities

To support the mining and milling operations at Nkamouna, a number of ancillary facilities will be required. These include energy generation, a mobile equipment maintenance shop, loading and staging areas and facilities, warehouses, reagent storage buildings, laboratory, steam plant, and administration offices.

A temporary construction camp will be built and used until permanent housing can be constructed to meet Project operating requirements. The Kongo compound currently serves as a temporary camp and is located 5 kilometers from the proposed mining and construction activities. Permanent housing will be located in the Nkamouna Mining Permit area. On-site accommodations will be provided for expatriate staff. Housing and other community assistance will be provided to local employees, who will be drawn mostly from nearby villages.

Currently all power is generated on site. It is expected that the power supply for the Project will be supplied by both diesel powered generators and a fuel oil power plant.

Well water is currently being used for potable water. A number of boreholes were sited around the project area where housing or other facilities requiring potable water will be installed. Water from the boreholes was tested and meets minimal standards for potable water.

Area Topography

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

The Nkamouna Project topography is relatively flat and the mineral deposits have an average depth of 16 meters. Much of the Nkamouna deposits are situated down slope from the process plant site and with a natural grade of approximately 5% with upper elevations around 760 meters and lower elevations near 610 meters. The Nkamouna deposit is a crescent shape about 4 kilometers from east to west and 2 kilometers from north to south. The planned process plant site is adjacent to the mine site and near the top of a saddle at an approximate elevation of 700 meters.

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

At the Nkamouna Project, petrographic evidence suggests that the parent rock to the serpentinite was probably a dunite (rock containing +90 percent olivine). Metasedimentary rocks (quartz-muscovite schist, phyllite, and quartzite) occupy the borders of the serpentinite, and also occur as inliers within the serpentinites. Locally, lateritic soils with schist fragments overlie serpentinite bedrock due to the gravity-induced creep of soils down-slope. The typical sequence of discernable horizons in the weathering profile at the Nkamouna Project is: organic soil at the surface, upper laterite, ferrecrete breccia, ferralite, silecrete, saprolite, serpentine bedrock.

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

Most of the economic mineralization in each deposit is in one interval containing about 1 meter of ferricrete breccia and 4 meters of ferralite. The ore types are characterized geologically by their mineral content, bulk composition, and texture, as described below. The deposit’s unusual concentration of the coarsely aggregated ore mineral asbolane is highly significant, as is the thick ferricrete breccia.

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

The key mineral in the Geovic deposits, which hosts the cobalt, most of the manganese, and between one-third and one-half of the nickel, is asbolane. Asbolane is widespread in nickeliferous laterites, but elsewhere is usually present in very small amounts and is normally inconspicuous as black blebs on fractures. The asbolane occurrence at the Nkamouna Project is unusual in that it occurs as both discrete platy crystals and in larger and coarser crystal aggregates and fine-grained wad up to 5 cm in diameter, sometimes as concretion-like nodules with chromite and goethite. It also occurs as a fine intergrowth with chromium and iron oxides and hydroxides.

Asbolane is critical to the Nkamouna Project economics because it occurs as coarser aggregates of microscopic crystals, the aggregates being separable by crushing and wet screening from the pulverulent iron-oxide minerals and clays. The resulting coarse fraction contains most of the cobalt and manganese, and a significant portion of the nickel in the raw material. This physical concentration of the ore results in a significantly upgraded concentrate prior to processing.

History and Exploration

The Nkamouna and Mada deposits are contiguous zones, and together comprise an enriched cobalt-nickel-manganese-iron laterite deposit located in southeastern Cameroon, Africa. Nkamouna and several other nickeliferous laterite deposits in southeast Cameroon were first discovered and investigated by the United Nations Development Programme (“UNDP”) during 1981-1986, in a cooperative project with the Cameroon Ministry of Mines, Water and Energy to evaluate mineral potential in southeastern Cameroon. Due to the remote location and the low nickel prices at the time, the discovery did not draw much attention.

No further exploration took place on the property until William Buckovic, founder of Geovic and GeoCam, became aware of the nickel discovery in 1988, subsequent to submitting a proposal to explore for minerals to the Cameroon Ministry of Mines in 1986. After assaying samples he was able to obtain from the area, Buckovic noted in 1994 the higher than typical cobalt-to-nickel ratio that characterizes the Cameroon properties. This high ratio was confirmed by the assay results from the UNDP core drilling program. Mr. Buckovic was also aware of advances in the hydrometallurgical processing of previously sub-economic nickel laterite deposits. As a result, in 1995 he helped form a new company, GeoCam, to investigate this unusual but potentially promising occurrence.

A government-issued Prospecting License covering 19,600 square kilometers was granted in 1995. In 1999, an Exploration Permit was granted on a reduced area of 4,876 square kilometers. A Mining Convention was entered into between GeoCam and the Republic of Cameroon in 2002. In 2003, the Mine Permit was issued by decree granting an exclusive right to GeoCam to exploit the deposits within the permitted 1,250 square kilometers area. GeoCam’s initial program was based entirely on manually dug test pits, and later incorporated drilling and limited trenching. The program began at Nkamouna and was later extended to other laterite plateaus, which were identified by satellite images and air photos. Geologists from the Cameroon Ministry of Mines, Water and Energy participated in the work to provide government oversight as well as training.

By 2004, Geovic had largely completed the reconnaissance sampling and had undertaken pitting and drilling patterns of varying densities at Nkamouna where access was greater due to recent logging operations, with an eye toward defining deposit parameters for an eventual feasibility study. Between 1995 and 2003, Geovic carried out extensive pitting at Mada. Through 2007, more than 1800 pits were hand dug, mostly by local workers. During the period 2005—2009, GeoCam completed significant infill drilling and pitting at both the Nkamouna and Mada deposits.

Exploration

During 2008 and 2009, GeoCam conducted significant infill and step out drilling and pitting in both the Nkamouna and Mada areas, including an additional 975 drill holes at Nkamouna and 1,012 drill holes at Mada. This new data forms the basis for the updated mineralized material estimates made in 2009.

The geological logging scheme utilized for past and current drill programs is consistent with the stratigraphic units. The logging scheme has evolved over the history of GeoCam’s work since 1995. All logging was carried out at the pit or drill site by qualified geologists, using standardized logging reports.

Because the Nkamouna deposits are secondary, which represent the decomposition products of bedrock, they present the data-generation issues which are typical of laterites: sampling of intermixed material which ranges from very soft to very hard, and which varies greatly in metal grade from one particle to the next, especially in the ferricrete breccia lithologies.

Trench Data

Two trenches have been excavated at Nkamouna. Dug by hand, the first trench is up to 8.5m deep, has a 5m north-to-south cross trench in the middle and extends 20 meters. The trench is located on the western edge of the Nkamouna plateau, west of some natural exposures of ferricrete, at a location where the upper limonite appears to have been removed by erosion. Most of the trench exposes only ferricrete, and does not reach adequate depth to expose the ferralite or saprolite. The trench site was selected by Geovic primarily to determine whether blasting will be necessary in the ferricrete. The trench was thoroughly channel-sampled and assayed by Geovic. These results were not used in the mineralized material estimations.

The second trench was excavated in the southeastern part of Nkamouna. This trench was excavated with bulldozers and included deepening by hand dug pits. Assay results from this trench were reviewed, but not used in mineralized material estimations.

Drilling-Interpretation

SRK Consulting has conducted a detailed review of all historic and current drilling and pitting program data, and is of the opinion that the methodology used to collect the samples and that the current sample spacing is adequate for use in resource estimation. SRK Consulting has noted that the historic core sample analyses conducted by GeoCam are adequate, but is of the opinion that the larger sample sizes afforded by pit and reverse circulation samples are more appropriate, given the coarse grain size and highly variable distribution of asbolane, which is the mineral of economic significance in the Nkamouna and Mada deposits.

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

Altogether, more than 56,000 Nkamouna, Mada and Rapodjombo samples were assayed for cobalt and nickel during 1995-2009. Many of these samples were also assayed for manganese and various other appropriate methods were used for occasional analyses of 34 other elements for bulk samples and other specialty samples.

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

Sampling

Upon arrival from the field in polyethylene woven bags, the samples are stored at Kongo Camp in a sheltered location until processed. As each bag was opened, the sample was placed in a steel tray for drying, and an aluminum tag bearing the sample information on the sample bag placed on the tray. After drying in a wood fired oven, the sample was quartered and placed in a clearly labeled plastic bag, with the sample location and interval number recorded. Another aluminum tag was prepared which accompanied the sample, in transit to the United States. The aluminum tag placed in the steel tray before oven drying remained with the control sample on the shelves in the storage facility at the Kongo Camp. All samples were clearly labeled as organized.

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

Quality Control

All samples were shipped to an independent laboratory facility in Tucson, Arizona, for analysis. The samples assayed were submitted to both the laboratory’s and Geovic’s independent QA/QC checks. The use of second splits and sample standards are universally recognized methods to provide confidence in the assaying reliability.

The laboratory runs assay batches of 24 prepared pulp samples, comprising 20 samples plus repeats on the 1st and 20th samples of each batch, in addition to two in-house standards. One sample per client’s submitted batch of 20 was reweighed along with both an in-house and a certified reference standard of known Co-Ni-Mn content. The laboratory’s internal checks allow for a maximum acceptable variance of 2% for duplicates and standards. Given its ISO and CAN-P-1579 certifications, the laboratory is required to have a suitable program in place for periodic round-robin inter-laboratory comparisons.

Historic Nkamouna Reserve Estimates

Geovic Mining expects that the feasibility study will contain revised reserve estimates, a review of an updated mine plan, estimated construction and capital costs, operating expenses and future cash flow from mining operations at the Nkamouna Project and will be completed April 2011.

Mineable reserve estimates were made by PAH in the 2008 PAH Report and the information in this section is excerpted from the 2008 PAH Report.

The Nkamouna deposit ore would be subjected to physical upgrading (“PUG”) consisting of crushing, attritioning and particle sizing. The PUG plant basically consists of a receiving hopper and two stages each of crushing, attritioning and particle classifying to produce a coarse, higher-grade concentrate, a low-grade middlings and fine tailings. The concentrate will be conveyed to a receiving bin at the process plant. As approximately 60% of the cobalt is concentrated in only 20.5% of the ore weight, the process plant size will be much smaller and financial performance would be dramatically improved when the ore is physically upgraded prior to final processing in the Metal Recovery Plant (“MRP”).

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

The mineral reserves presented in Table 1 were classified as Proven plus Probable, and all are in the Nkamouna deposit. Reserve calculations are from the 2008 PAH Report using data then available (not including results of the 2008-2009 drill program). The historic reserves estimates are presented for reference purposes only and do not represent current reserves.

TABLE 1

Nkamouna Deposit

Historic Mineral Reserve Statement

CLASSIFICATION(1)	MINERALIZED ZONE					CONTAINED
	Tonnes (1,000’s)		% Co	% Ni	% Mn	Co (M lbs)	Ni (M lbs)	Mn (K tonnes)
Proven	28,868		0.264	0.690	1.406	—	—	—
Probable	25,874		0.230	0.683	1.250	—	—	—

TOTAL(2)(3)	54,742	(4)	0.248	0.687	1.331	299	829	728

(1)	The historic proven and probable mineral reserves for the Nkamouna Project were estimated in accordance with definitions set out in NI 43-101 and in reliance on the 2008 PAH Report prepared by PAH under those regulations. We believe that the mineral reserves were estimated on a basis consistent with the definition of proven and probable reserves prescribed for use in the United States by the SEC and as set forth in Guide 7. The historical reserves estimates are presented for reference purposes only and do not represent current reserves
(2)	The above estimate of reserves was completed at a time when GeoCam planned to produce cobalt, and nickel and manganese as finished products. GeoCam intends to produce a mixed Cobalt-Nickel sulfide product (“MSP”) and manganese carbonate from the mining and processing at the Nkamouna Project.
(3)	We expect to increase the cutoff grade of cobalt in the ore we mine and process at the PUG plant and MRP at the Nkamouna Project from that used in the above estimates. Such an increase could reduce the estimated reserves while accelerating the expected economic return from mining and processing.
(4)	PAH used a cutoff grade of 0.175% ferralite equivalent cobalt, and a three year average price for the period ending October 2007 of $20.18 per pound of cobalt and $11.16 per pound of nickel.

Mineralized Material

This section describes the geologic modeling and the estimate of mineralized material for the Nkamouna and Mada deposits based on the Nkamouna Technical Report completed in November 2009.

Nkamouna/Mada Geologic Model

Total mineralized material was calculated for the Nkamouna and Mada deposits using a three-dimensional block model to estimate cobalt, nickel, and manganese grade for individual blocks with dimensions of 10 by 10-meters horizontal by 1-meter vertical. In addition, lithology codes and ore classification codes were defined for each block. The estimation was done using licensed geologic modeling software.

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

Table 2

Nkamouna/Mada Mineralized Material Statement(1)

Deposit	Tonnes (kt)	Average Grade
		Co (%)	Ni (%)	Mn (%)
Nkamouna	80,723	0.23	0.67	1.25
Mada	39,876	0.23	0.59	1.43

Total Mineralized Material(2)(3)	120,599	0.23	0.65	1.35

Note: Mineralized Material is not mineral reserves and do not have demonstrated economic viability.

(1)	Prepared by SRK and included in the Nkamouna Technical Report. All figures have been rounded to reflect the relative accuracy of the estimates. Reported at cut-off grades of 0.12 and 0.23% cobalt contained within ferralite and breccia, respectively.
(2)	This estimate is applicable to the Nkamouna and Mada deposits. The historic reserve estimate prepared by PAH and included as “Historic Mineral Reserves” in Table 1 is inclusive of the Nkamouna deposit and mineralized material previously included in the historic mineral reserves, which can no longer be classified as such under guidelines of NI 43-101, are included in this mineralized material estimate. Assumptions used for estimating the historic reserves in Table 1 are different than those used in the mineralized material estimate above.
(3)	SRK has made no estimate of reserves at Nkamouna and Mada deposits. Any future estimate of reserves included in the Nkamouna and Mada deposits based on the above information will be significantly different than the historic reserves described in Table 1.

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

Markets and Metal Prices

Cobalt is a metal used in many diverse industrial and military applications with the leading uses in rechargeable batteries (approximately 21 percent), and super-alloys (approximately 20 percent, principally for gas turbine engines). Cobalt is also used to make specialty magnets (7 percent); other alloys used for corrosion and wear resistance (16 percent); catalysts for the petroleum and chemical industries (11 percent); drying agents for paints, varnishes, and inks and adhesives for radial tires (9.5 percent); porcelain enamels, dyes and pigments (11 percent); and magnetic recording media (4.5 percent).

Cobalt prices are published by Metal Bulletin (www.metalbulletin.com). Commencing February 22, 2010, cobalt began trading on the London Metal Exchange (LME).

Nickel is a principal metal traded on the LME and has total price transparency. Prices are quoted on the LME (www.lme.com) for 99.8 percent US Spot cathode nickel and cobalt.

The following table reflects the reported annual spot prices for high grade cobalt and nickel as reported by Metal Bulletin for Cobalt and London Metals Exchange for nickel for each of the last five years, and the last reported price in December 2010.

	Year end 2010	Average Annual Prices
		2010	2009	2008	2007	2006
Price per pound cobalt	$18.31	$21.32	$17.88	$39.41	$29.94	$16.95
Price per pound nickel	$10.93	$9.89	$6.64	$9.57	$16.88	$11.00

Other Mining Leases and Claims

We are also engaged in the strategic acquisition, exploration and development of other mineral properties to diversify our portfolio of mineral exploration and development opportunities. To that end we actively leased mineral properties, permitted property and staked mining claims as described below.

New Caledonia Properties

In 2009 we formed a subsidiary in New Caledonia, a French overseas island territory (collectivity) northeast of Australia in the South Pacific, to explore for chromite. Prospecting licenses covering up to 120 square kilometers were issued by the government. Since the licenses were issued Geovic collected and analyzed more than 400 surface mineral samples and ranked the prospects according to development potential. The onshore prospecting program resulted in the discovery of several potentially large tonnage high grade chromite accumulations. The subsidiary applied for, and in early 2011 was awarded exploration licenses. Figure 3 shows the location of these licensed areas.

Figure 3 Exploration Licenses

Environmental baseline studies are being initiated within each license area to establish site specific exploration impacts and mitigation requirements prior to drilling. Subsequently, following regulatory approval to commence exploration, onshore and offshore drill campaigns are planned to assess the quality and extent of chromite deposits on the licensed area. The initial drilling program is targeted to commence in the second half of 2011 and continue into 2012, at which point we anticipate that mineralized material will be estimated.

The chromite prospects of interest to Geovic occur in unconsolidated coastal sand deposits, some very remote, where chromite has been separated from ultramafic host rock, and concentrated with other heavy minerals by river and wave action. This has resulted in well-sorted deposits occurring as dark bands of heavy mineral sand up to several meters thick near the mouths of large river systems and along nearby beaches and back-beach areas.

Based on preliminary testing of bulk samples collected under the prospecting licenses, Geovic believes that the chromite sands can be readily separated from the rest of the heavy mineral sand.

As of March 1, 2011 we hold the following exploration licenses in New Caledonia:

New Caledonia—Exploration Licenses

Province	Licenses	Acres (gross)	sq km (gross)
North	12	9,880	40
South	19	14,820	60

Total	31	24,700	100

Arizona Properties

Geovic conducted a surficial sampling survey in 2009 and 2010 within state mining leases and federal mining claims we hold in the Whetstone Mountains in southeastern Arizona. During the sampling program, Geovic discovered surface gold mineralization discontinuously along a nine-mile trend, in what appears to be a hot springs, quartz-hosted, micro-fine gold mineralization in regional detachment faults. Such settings are often sites for hosting shallow, bulk-tonnage disseminated gold deposits.

The gold identified to date is recognized as a high level, low temperature gold-arsenic-antimony-mercury assemblage of near surface emplacement. The mineralization is closely associated with extensive silica flooding and veining and related clay alteration and replacement of sediments, volcanics, and older basement rocks.

Based on this early exploration, the Company sought additional state leases and established additional federal mining claims in the area, and now holds over 68 square miles of surface prospects. Figure 4 show the location of these areas.

N
Rincon Mountains
to Tucson (32 miles)
Interstate 10
Whetstone Mountain Range
0 5,000' 10,000' 15,000'
Legend
Geovic License Area
Whetstone Range
Gold Anomaly in Surficial Sample Assays
Scale: 1" = 10,000'
Date: 15 March 2011
Dwg: Gold Ano Reg

Arizona Prospect Acreage

Figure 4 Arizona Prospect Acreage

As of March 1, 2011 we hold the following undeveloped interest in the following properties in Arizona:

Undeveloped Arizona Prospects

Whetstone Project

	Number	Gross and Net Acres
Federal Mining Claims	97	2,004
State Mineral Exploration Permits	72	41,548

Colorado/Wyoming Properties

We also hold fee mineral leases over known uranium deposits in the Denver-Cheyenne Basin of northeastern Colorado and southeastern Wyoming. These mineral leases cover acreage believed to host historical uranium deposits at depths ranging from 120 feet to 600 feet below the surface. These deposits were evaluated by other operators in the 1970s and 1980s, including PowerCo, AMAX, Wyoming Minerals and Unocal. Through the leases it now holds, Geovic Energy has control over much of the known mineralized area in eastern Weld County, Colorado and Goshen County, Wyoming.

We intend to hold these pre-paid leases and seek third parties to join in future efforts to explore and develop these uranium prospects.

As of March 1, 2011 we hold undeveloped interests in the following properties in Colorado and Wyoming:

Undeveloped Uranium Prospects

Denver-Cheyenne Basin

	Number of Federal Claim-BLM	Number of Leases	Gross Acres	Net Acres	County
Mineral Exploration Permits and Leases	22		12,240	12,240	Weld County, CO
Mineral Fee Leases		121	57,508	16,557	Weld County, CO
Mineral Fee Leases		85	95,227	46,940	Goshen County, WY
Federal Mining Claims	94		1,942	1,942	Goshen County, WY

New Mexico Properties

In 2010 we staked federal mining claims in an area where a prospecting survey showed a potential for recoverable zirconium and certain heavy rare earth elements. Our Cornudas Mountain project in southern Otero County, New Mexico is located on the Texas – New Mexico border about 90 miles northeast of El Paso, Texas and 65 miles north of the rail-head at Sierra Blanca, Texas. The project hosts an advanced metal suite that includes zirconium-hafnium; tantalum-tin-niobium; and yttrium-rare earth elements. Detailed surface geologic mapping and sampling have confirmed the geological potential of the higher grade resource areas, but surface and low-impact exploratory drilling remain to be carried out to establish measured mineralized material or reserves. Some of the mining claims are in an area designated by the BLM as an “Area of Critical Environmental Concern” based on its scenic and cultural resources. Our exploration or development of the prospect areas may be restricted by these or other environmental concerns.

If our prospect evaluation is successful we envisage development as a small-scale, low impact, high value operation due to the combined metal dollar value of the mineral concentrate, and the apparent relative ease of recovery. The suite of advanced mineral elements being sought have experienced increases in value due to limited supplies and accelerated demand in the high tech industrial sector. We intend to establish additional claims in the area to provide better coverage of the potentially mineralized area, and to further explore these claims in 2011.

As of March 1, 2011 we hold undeveloped interests in the following mining claims in New Mexico:

Undeveloped New Mexico Prospects

Cornudas Project

	Number of Federal Claim-BLM	Gross and Net Acres
Mining Claims-Undeveloped	55	1,136

ITEM 3.	LEGAL PROCEEDINGS

We know of no pending or contemplated legal proceedings in which we are involved that could materially affect our business or the business of any of our subsidiaries.

Executive Officers

The following table sets forth certain information, as of March 24, 2011, with respect to our executive officers.

Name	Age	Position
Michael T. Mason(1)	67	Director, Chief Executive Officer
Barbara A. Filas(2)	55	President
John E. Sherborne(3)	66	Director, President of New Ventures Division
William A. Buckovic(4)	61	Director, Executive Vice President, President of Geovic Ltd.
Greg C. Hill(5)	61	Executive Vice President, Chief Financial Officer
Gary R. Morris(6)	66	Senior Vice President, President of Geovic Mineral Sands
Alan W. Peryam(7)	65	Senior Vice President, General Counsel
Shelia I. Short(8)	59	Corporate Secretary
Phillip R. Mason(9)	51	General Manager of Geovic Cameroon, PLC
Diane M. Hartnett(10)	49	Controller, Chief Accounting Officer
Timothy D. Arnold(11)	54	Chief Operating Officer

(1)	Mr. Michael Mason has been Chief Executive Officer since January 21, 2011. He has been Managing Partner of Mineral Services, LLC, a metals marketing consulting firm, from 1996 to the present. He is also President and Director of MBMI Resources Inc., a public nickel ore producing company. Mr. Mason has been a Director of ECU Silver Mining Inc. since April 2001.
(2)	Ms. Filas has been President since January 21, 2011. She was previously Senior Vice President, Corporate Development from February 2009 until June 2009, when she was appointed Executive Vice President and Chief Administrative Officer. Prior to joining the Company, Ms. Filas was the President of Knight Piésold and Co., a privately held Colorado corporation that provides civil, geotechnical and environmental engineering consulting services to the mining industry, including the Company. In her 30 year career, she has held engineering and environmental positions in consulting and with operating mining companies.
(3)	Mr. Sherborne was Chief Executive Officer from March 2004 until January 21, 2011. He joined Geovic, Ltd., the Company’s present subsidiary, as Executive Vice President, Corporate Development in 2002 and was previously a consultant to Geovic. He was appointed as CEO of Geovic in March 2004 and Chairman in August 2004. He was Chief Executive Officer of the Company from December 2006 until January 2011. He has held senior management positions in international energy and mineral resources businesses for more than 30 years before joining Geovic.
(4)	Mr. Buckovic is the founder and was President of Geovic Ltd. from 1994 until 2009, and presently is Executive Vice President of the Company and Geovic Ltd. He became President of the Company upon completion of the RTO in December 2006, and Executive Vice President in 2009. Mr. Buckovic has been active for over 37 years in the mineral exploration and development business, including the discovery of several major mineral deposits.

(5)	Mr. Hill has been Executive Vice President and Chief Financial Officer since January 1, 2010, and was Senior Vice President and CFO for Geovic, Ltd. and the Company from October 2007 until December 2009, and he was Acting CFO of Geovic, Ltd. from August 2006 and for the Company from December 1, 2006 until October 2007. Mr. Hill has also been the President of Englewood Capital, LLC, a private consulting company since November 2001.
(6)	Mr. Morris has been Senior Vice President, Geovic Ltd. since January 2001 and Senior Vice President of the Company since December 1, 2006. Mr. Morris was Managing Director of Geovic Cameroon PLC through May, 2008 and Chairman of the Board of Geovic Cameroon PLC until February 17, 2009.
(7)	Mr. Peryam has been Senior Vice President and General Counsel of Geovic Mining Corp. since October 2008. From June 1, 2007 to December 31, 2008 he was the owner of Alan Peryam LLC and of counsel to the law firm of Zupkus & Angell P.C. From 1996 through May 31, 2007 Mr. Peryam was in private practice of law in Denver, Colorado.
(8)	Ms. Short has been Corporate Secretary since December 1, 2006 and Executive Assistant and Secretary of Geovic, Ltd since July 2000.
(9)	Mr. Phillip R. Mason has been Managing Director of Geovic Cameroon PLC since September 1, 2010. He has over 30 years mining management experience, 20 of which have been in rural African mining environments. Prior to joining GeoCam, Mr. Mason was Managing Director for IGE Resources in Angola from 2009-2010; Country Manager for Amoriholdings in the Democratic Republic of Congo from 2006 until 2009; Operations Director for Sengaminees Amari from 205 to 2006, and Chief Engineer for ITM Mining in Angola from 2002 until 2005.
(10)	Ms. Hartnett has been Controller since June 22, 2009. She has 18 years of experience in public accounting, the majority spent within the mining industry. From 1997-2008, she worked in positions of increasing responsibility within Cameco Corporation, culminating in the role of Chief Financial Accountant (Comptroller) for Cameco subsidiary Kumtor Operating Company (Centerra Gold), from 2004-2008. Prior to Cameco, Ms. Hartnett spent five years in various accounting positions at KPMG.
(11)	Mr. Arnold has been Chief Operating Officer since January 21, 2011. He was Manager of the Mt. Hope and Liberty molybdenum projects for General Moly Inc. in Elko Nevada from 2008 until joining the Company. Between 2001 and 2008, He was Vice President and General Manager for Coeur d’Alene Mines at its Kensington Mine (Coeur Alaska Inc.) and Rochester Mine (Coeur Rochester, Inc.).

ITEM 4.	[Reserved]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

Our Common Stock, $.0001 par value per share, is traded in the over-the-counter bulletin board ( “OTC-BB”) under the symbol: “GVCM” and on the Toronto Stock Exchange (“TSX”) under the symbol GMC. Our stock is not traded or quoted on any automated quotation system. The following table sets out the reported high and low closing prices on the TSX and high and low bid prices on the OTC-BB for the periods indicated as reported by the OTC-BB and TSX.

		OTC-BB (US$)		Toronto Stock Exchange (CDN$)
		High	Low	High	Low
2011	1st quarter (through March 24, 2010)	0.62	0.59	0.62	0.59

2010	4th quarter	0.98	0.62	0.99	0.65
	3rd quarter	0.81	0.55	0.83	0.58
	2nd quarter	0.89	0.55	0.89	0.60
	1st quarter	0.93	0.64	0.97	0.66

2009	4th quarter	0.67	0.51	0.69	0.55
	3rd quarter	0.73	0.50	0.81	0.55
	2nd quarter	0.62	0.39	0.72	0.46
	1st quarter	0.60	0.35	0.75	0.46

On March 24, 2011, the last reported sale price of our Common Stock on the OTC-BB was $0.59 and on the TSX was Cdn $0.59. As of March 24, 2011, there were 104,577,512 shares issued and outstanding, and we had approximately 442 registered stockholders of record.

Dividends

We have not paid dividends since the RTO. While any future dividends will be determined by our directors after consideration of earnings, financial condition and other relevant factors, it is currently expected that any available cash resources will be utilized in connection with our ongoing business operations.

Price Range of Warrants

We have three outstanding classes of publicly-traded warrants, all traded on the Toronto Stock Exchange. We issued 2,999,996 transferable warrants December 1, 2006 (“GMC.WT”), 10,800,000 warrants in connection with an Offering completed March 7, 2007 (“GMC.WT.A”) and 4,792,100 warrants in connection with the offering completed April 27, 2007 with exercise prices respectively of $2.75, $3.00 and $5.00 Cdn per share (“GMC.WT.B”). The warrants expire five years from the date of original issuance. All three series of warrants were listed on the TSX on November 16, 2007. The following table sets out the reported high and low closing sales prices for the warrants for the last two fiscal years, as reported by the TSX.

Series and Year		(Cdn$)
		High	Low
Warrant GMC.WT
2010	1st quarter	0.05	0.01
	2nd quarter	0.025	0.01
	3rd quarter	0.07	0.025
	4th quarter	0.20	0.01

2009	1st quarter	0.04	0.03
	2nd quarter	0.04	0.02
	3rd quarter	0.15	0.01
	4th quarter	0.07	0.02
Warrant GMC.WT.A
2010	1st quarter	0.075	0.025
	2nd quarter	0.035	0.02
	3rd quarter	0.10	0.015
	4th quarter	0.225	0.05

2009	1st quarter	0.05	0.02
	2nd quarter	0.05	0.02
	3rd quarter	0.11	0.02
	4th quarter	0.08	0.03

Warrant GMC.WT.B
2010	1st quarter	0.04	0.01
	2nd quarter	0.03	0.005
	3rd quarter	0.09	0.01
	4th quarter	0.12	0.035

2009	1st quarter	0.02	0.01
	2nd quarter	0.02	0.01
	3rd quarter	0.04	0.01
	4th quarter	0.03	0.02

On March 24, 2011, the last reported sale prices of the warrants on the TSX were: Warrant GMC.WT: Cdn$0.010; Warrant GMC.WT.A: Cdn$0.015 and Warrant GMC.WT.B Cdn$0.010. On that date there were outstanding 2,996,996 GMC.WT Warrants, 10,800,000 GMC.WT.A Warrants and 4,792,100 GMC.WT.B Warrants.

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

Performance Chart

The following chart compares the total cumulative Stockholder return, assuming dividend reinvestment, for C$100 invested in shares of Geovic Mining on December 4, 2006 with the cumulative total return, assuming dividend reinvestment, of the S&P/TSX Composite Index and the S&P TSX Global Mining Index for the period from December 4, 2006 to December 31, 2010. The share price historic performance as set out in the graph does not necessarily indicate future price performance.

	Dec. 4/2006		Dec. 31/2006		Dec. 31/2007	Dec. 31/2008	Dec. 31/2009	Dec. 31/2010
Value based on $100 invested in Geovic Mining Corp.	$100		106.00		67.60	20.00	25.60	28.80
Value based on $100 invested in S&P/TSX Composite	$100		100.46		107.66	69.95	91.42	104.63
Value based on $100 invested in S&P/TSX Global Mining Index	N/A	*	N/A	*	100.00	73.70	112.42	141.41

*	Index has only been in existence since June 2007

Note: All figures in this table are in Canadian dollars. At March 24, 2011, the exchange rate quoted by Oanda Corporation (www.oanda.com), was $1.00 to Cdn$0.97860.

Exchange Controls

There are no governmental laws, decrees or regulations in Canada, where our common shares and warrants are publicly traded, that impose foreign exchange controls.

ITEM 6.	SELECTED FINANCIAL DATA

Set forth below is selected consolidated financial information for each of the five years ended December 31, 2006 through 2010. We selected the balance sheet data and statement of operations information for the five years from our audited financial statements. The financial statements from which this information is derived for 2006 reflect the financial position and results of Geovic, Ltd., which was the acquiring entity in the RTO for financial reporting purposes.

You should read the information presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes included elsewhere in this Report.

Selected Financial Data

(in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data

Exploration costs	$16,299	$10,966	$27,464	$9,189	$3,465
General and administrative	7,798	8,236	6,382	3,276	1,593
Stock based compensation	784	972	2,466	2,111	1,052
Change in fair value of warrants	(662)	116	—	—	—
Interest and bank charges	60	55	152	59	9
Depreciation	895	734	244	76	39
Mineral property impairment	—	—	3,244	—	—
Interest income	(6)	(112)	(1,132)	(3,235)	(176)
Income tax expense (benefit)	—	(75)	(436)	(414)	860
Non controlling interest	(6,884)	(4,601)	(11,501)	(3,214)	—
Net loss attributable to Geovic	(18,284)	(16,291)	(26,883)	(7,848)	(6,842)
Weighted average outstanding shares	103,829	103,016	102,399	92,047	44,009
Loss per share	(0.18)	(0.16)	(0.26)	(0.09)	(0.16)

Balance sheet data (end of period):

Cash and cash equivalents	32,383	49,153	64,184	78,479	9,374
Total assets	36,942	54,129	70,524	82,936	9,732
Total liabilities	4,668	5,224	6,351	1,794	2,014
Stockholders’ equity	21,617	39,040	55,029	79,264	7,718

Summary of Quarterly Results

The table below sets forth quarterly results for the eight quarters ending December 31, 2010:

	2010				2009
	Fourth	Third	Second	First	Fourth	Third	Second	First
Exploration costs	$5,151	$4,256	$4,379	$2,513	$3,093	$1,991	$2,955	$2,927
General and administrative	2,476	1,674	1,923	1,725	2,181	1,877	2,125	2,053
Stock based compensation	72	121	154	437	159	233	351	229
Change in fair value of warrants	(73)	30	(347)	(272)	(107)	10	334	(121)
Interest and bank charges	16	17	15	12	12	13	15	15
Depreciation	234	220	217	224	209	207	190	128
Interest income	(2)	(2)	(1)	(1)	(4)	(5)	(63)	(40)
Income tax expense (benefit)	—	—	—	—	—	(2)	(73)	—
Non controlling interest	(2,167)	(1,742)	(1,890)	(1,085)	(1,193)	(901)	(1,292)	(1,215)
Net loss attributed to Geovic	(5,707)	(4,574)	(4,450)	(3,553)	(4,350)	(3,423)	(4,541)	(3,977)
Loss per share	(0.05)	(0.04)	(0.04)	(0.03)	(0.04)	(0.03)	(0.04)	(0.04)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an analysis of our capital resources and liquidity at year end 2010, and financial results for the years ended December 31, 2010 and 2009 compared to previous years. All amounts are presented in United States dollars unless indicated otherwise. Reference should also be made to the financial statements filed with this report and the Company’s other disclosure materials filed from time to time on www.sec.gov or the Company’s website at www.geovic.net.

Business

We are engaged in the business of exploring and planning to develop a cobalt, nickel, and manganese mining project in Cameroon through our majority-owned (60.5%) subsidiary, GeoCam, incorporated under the laws of the Republic of Cameroon. We also engage in exploration in the United States and elsewhere for other minerals that we believe would provide high-quality diversification opportunities.

Our future success will be largely dependent on our ability to finalize, and secure financing for, a development plan to mine and process the mineralization in GeoCam’s Nkamouna Project, the first of several deposits on the Cameroon Properties. In late 2009 we initiated a feasibility study for the Nkamouna Project, intended to supersede two feasibility studies completed in 2007 and 2008. We expect this study to be completed in April 2011 and that estimated capital costs in the study will exceed $650 million along with other financing costs.

While the financing and construction and processes were delayed from 2008 until 2010, we reviewed and revised technical and metallurgical aspects of planned metal processing at the Nkamouna Project. Spending activity was mostly limited to expenditures expected to confirm the feasibility of the Project, to enhance the value and ultimate development of the Nkamouna Project and to reduce process risk. We took these actions because we concluded that the operating results forecast in the earlier feasibility studies would not support financing, particularly under the turbulent late-2008 and 2009 economic conditions. We plan to continue this cautious approach until we are reasonably satisfied that Nkamouna Project debt and equity financing in required amounts can be completed.

Financing to develop the Nkamouna Project will be dependent on numerous additional factors, including:

•

Completion of the feasibility study with conclusions that the Nkamouna Project is feasible from a financial standpoint and would support adequate Project debt financing to be incurred to develop the mine and build processing facilities and related infrastructure;

•	Our success in raising our portion of required equity for project financing;

•	Availability and cost of capital;

•	Concurrence by lenders that mineral processing and the financial returns forecast in the development plan will be achievable from a technical standpoint;

•	Market conditions and demand for the metal products to be produced;

•	Terms of available metal sales agreements;

•	Cost trends and availability of mining and processing equipment, operating materials and services necessary to develop and operate the Project;

•	Environmental and reclamation commitments;

•	Compliance with any additional government requirements or approvals associated with Project development and operation;

•	Political unrest and national elections;

•	Geopolitical developments; and

•	The relative competitive position of existing and prospective cobalt and nickel projects worldwide.

Other significant factors affecting development include operating the Nkamouna Project through GeoCam as an autonomous Cameroonian entity, GeoCam’s ability to recruit, train and retain a stable local workforce and qualified mining professionals to manage mine development, construction and operation, and the logistical challenges of operating the Project in a relatively undeveloped, remote area in Cameroon.

We are the majority shareholder of GeoCam; however, as a matter of policy, we generally do not take major strategic actions at GeoCam without general concurrence by the other shareholders. We view a good working relationship with the other shareholders of GeoCam as fundamental to the future success of the Nkamouna Project. Two of five GeoCam directors are selected by the other shareholders, and GeoCam is operated as an autonomous entity.

We also explore for economic deposits of other minerals. We hold the following early stage exploration prospects: exploration licenses in New Caledonia (chromite); exploration permits and mining claims in Arizona (gold); leases, mining claims and exploration permits in Colorado and Wyoming (uranium); and mining claims in New Mexico (rare earth and other speciality metals).

Capital Resources and Liquidity

Our most critical financial measurement, at least until we begin to receive operating revenue, is our cash resources and access to additional financing. At December 31, 2010 we had approximately $32.4 million of cash and cash equivalents on a consolidated basis, a decrease of approximately $16.8 million from December 31, 2009. Our cash is invested in U.S. dollar deposits and highly liquid money market funds, and GeoCam’s funds are held in the Cameroon branch of a large international bank.

We do not anticipate generating revenue until operations at the Nkamouna Project begin. We believe that our cash resources will satisfy our capital and liquidity requirements through mid-2012, depending on GeoCam’s level of activity. The GeoCam pre-construction 2011 expenditures are presently expected to be approximately $15 million. GeoCam’s operating expenses are funded by capital increases approved by the shareholders of GeoCam in accordance with the respective ownership interests prior to the capital increase. We will be obligated to fund 60.5% of the future GeoCam capital increases. We anticipate that at least $9 million of our available cash will be used to meet our share of anticipated operating expenses in Cameroon in 2011. This amount will be increased significantly if the feasibility study confirms that the project is feasible from a financial standpoint and will support financing. In such event expenditures during the last half of the year at the Nkamouna Project will be increased.

We expect our 2011 general and administrative expenses in the United States to total approximately $6 million, and that we will also expend up to $3.5 million for exploration of mineral properties, or investment in other resource entities, in the United States and elsewhere. We expect that a significant portion of our cash resources will be expended or committed for these purposes through 2011 or later and that our cash balances will continue to decrease from quarter to quarter. Based on our current planned 2011 expenditures, we anticipate that our 2011 year end consolidated cash and cash equivalents will be approximately $14 to $15 million.

Neither the Company nor GeoCam has any material debt or other similar obligations or commitments and we believe that our present capital resources will be sufficient to satisfy the Company’s existing capital and liquidity requirements described above through at least the middle of 2012. We have no standby financing arrangements currently in place. Due to the delay of commencement of construction at Nkamouna and the current level of planned and committed expenditures for 2011 described above, we do not plan to raise debt or equity capital until later in 2011. This timing may be affected by the amount and timing of equity capital we would be required to contribute to GeoCam as a condition to project financing.

In December 2009, we engaged a financial advisor to assist with the preparation of, and planning for project financing, consideration of early-stage efforts to locate potential strategic partners and product purchasers, and related activities. In August 2010 the engagement was assumed by GeoCam. During 2010 we met with various large international businesses that have indicated an interest in future off-take from, and possible investment in, the Nkamouna Project.

In early 2011 we engaged a financial advisor to advise and assist the Company in discussions with strategic partners for the Nkamouna Project and to review financing alternatives and our obligations in connection with the project financing later in 2011. Once the feasibility study is completed we will assess the likely timing and requirements for project financing. This will include the availability and timing of Company equity or debt financing or other alternatives.

Any project debt financing for the Nkamouna Project will likely require GeoCam and its shareholders to furnish a significant portion of the total estimated construction and start-up capital cost, cost overruns, initial operating costs and other costs. If the Nkamouna Project is to be developed, we expect to be obligated to contribute our proportionate share of capital prior to funding from project debt. New mining projects such as the Nkamouna Project are typically financed using a combination of debt and equity. Depending on estimated results of the feasibility study and other factors, we plan to attempt to finance all capital costs, start up expenses and financing costs of the Project in such manner. We will seek to access debt and equity capital markets after the feasibility study is received and reviewed with the advisors. These efforts to raise capital may be unsuccessful. We are also considering other alternatives as outlined below.

Based on the expected capital costs of the Nkamouna Project, we presently do not have sufficient capital resources available to meet the expected equity requirements later in 2011. Our ability to raise required additional capital for this purpose will depend on a number of factors many of which are partly or wholly outside of our control. These include the state of world-wide financial, commodity and other markets, conclusions reached in the feasibility study and other factors. These matters must be addressed for GeoCam and its shareholders to obtain the required equity. Terms of such equity financing by the Company, if available, are expected to be dilutive to our present stockholders. GeoCam and its shareholders, including the Company, are considering seeking strategic partners for GeoCam who might acquire an equity interest in GeoCam either directly or by acquiring part or all of the shareholders’ interest and who could obtain a priority in purchases of products produced. If we are unable to raise our share of equity or capital required as a condition to GeoCam project debt financing, development of the Nkamouna Project would be delayed. We are investigating all strategic alternatives including GeoCam financing and operating the Project, seeking another partner for the Project and selling some or all of our interest in the Project.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Results of Operations

2010 compared to 2009

We have no material current revenue and expect to continue to generate losses and negative cash flows from operations for the foreseeable future. Until project financing for the Nkamouna Project is secured and construction commences, we do not expect material changes in the amount of expenditures from those in 2010.

We had a net loss attributed to Geovic of $18.3 million for the year ended December 31, 2010, an increase of $2.0 million from the net loss of $16.3 million in 2009. The increase in the loss in 2010 was mainly due to expenses for the feasibility study and related activities in Cameroon.

For 2010, our exploration costs increased by $5.3 million (49%) to $16.3 million compared to $11.0 million for the prior year. The increase was mainly a result of property evaluation costs in Cameroon, such as consultants engaged to work on the feasibility study, pilot studies and related activities, increasing by $4.5 million. Exploration office costs increased by $0.6 million.

General and Administrative expenses in the United States decreased by $0.4 million to $7.8 million compared to $8.2 million in 2009. The decrease is largely due to lower professional fees offset by an increase in employee severance costs and financial advisory fees.

Stock compensation expense decreased approximately $0.2 million to $0.8 million compared to $1.0 million in 2009. In both 2010 and 2009 we made annual grants of options under the Stock Option Plan to officers, directors and employees. The fair value of the options awarded in 2010 was lower than the prior year.

The change in fair value of warrants was a credit of $0.7 million in 2010 compared to a charge of $0.1 million in 2009. This change is mainly related to the decrease in the remaining expected life of the warrants and lower share prices.

Depreciation was $0.2 million higher in 2010, reflecting higher gross asset values in 2010.

Interest income decreased to $6 in 2010 compared to $0.1 million in 2009 as interest rates we received on our cash investments were significantly lower in 2010 and our cash decreased by approximately $16.8 million in 2010.

The non controlling interest increased by $2.3 million to $6.9 million compared to $4.6 million for the prior year due to the increased expenditure level in Cameroon.

2009 Compared to 2008

We had a net loss attributed to Geovic of $16.3 million for the year ended December 31, 2009, a reduction of $10.6 million from the net loss of $26.9 million in 2008. The decrease in the loss in 2009 was mainly due to lower exploration expenses in Cameroon.

For 2009, our exploration costs decreased by $16.5 million to $11.0 million compared to $27.5 million for 2008, mainly as a result of reduced exploration activity in Cameroon (including consulting activity on the Nkamouna Project conducted in the United States). In 2009 property evaluation costs included in exploration costs decreased by $13.7 million and exploration office costs decreased by $2.8 million in Cameroon as we wound down our 2008 drilling and associated activity at the Nkamouna and Mada deposits.

General and Administrative expenses in the United States increased by $1.8 million to $8.2 million compared to $6.4 million in 2008. The increase is largely due to increased professional fees and salary expense as we had more employees in 2009. The remainder of the increase in 2009 was mainly related to additional insurance and Denver office expenses, none of which were incurred in 2008.

Stock compensation expense decreased approximately $1.5 million to $1.0 million compared to $2.5 million in 2008. In both 2009 and 2008 we made annual grants of options under the Stock Option Plan to officers, directors and employees. The 2009 decrease was the result of a lower number of options than in 2008 with a lower estimated fair value than the fair value of the 2008 options.

Interest income decreased to $0.1 million in 2009 compared to $1.1 million in 2008 because interest rates we received on our cash investments were significantly lower in 2009 and our cash balance decreased due to the utilization of $15 million cash.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of December 31, 2010.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operational effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors or all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management’s assessment identified no material weaknesses in our internal control over financial reporting as of December 31, 2010.

Therefore, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

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

The information required by this item is incorporated herein by reference to the 2011 Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after December 31, 2010. Certain information concerning our executive officers is included immediately before Item 4.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the 2011 Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stock holder Matters

The information required by this item is incorporated herein by reference to the 2011 Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after December 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2011 Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after December 31, 2010.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the 2011 Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after December 31, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Form 10-K

1. Financial Statements and Supplementary Data

2. Financial Statement Schedules (not applicable)

(b) See Exhibit Index below

(c) Not applicable

Exhibits

The following exhibits are filed as part of this Annual Report:

Exhibit Number	Description
3.1	Certificate of Domestication of the Registrant, dated November 21, 2006, incorporated by reference to Exhibit 3.1 to Form 10 Registration Statement filed May 14, 2007.

3.2	Certificate of Incorporation of the Registrant, dated November 21, 2006, incorporated by reference to Exhibit 3.2 to Form 10 Registration Statement filed May 14, 2007.

3.3	Bylaws of Registrant, incorporated by reference to Exhibit 3.3 to Form 10 Registration Statement filed May 14, 2007.

4.1	Warrant Indenture dated December 1, 2006 between Geovic Mining Corp and Pacific Corporate Trust Company, incorporated by reference to Exhibit 4.2 to Form 10 Registration Statement filed May 14, 2007.

4.2	Warrant Indenture dated March 1, 2007 between Geovic Mining Corp and Pacific Corporate Trust Company, incorporated by reference to Exhibit 4.3 to Form 10 Registration Statement filed May 14, 2007.

4.3	Warrant Indenture dated April 20, 2007 between Geovic Mining Corp and Pacific Corporate Trust Company, incorporated by reference to Exhibit 4.4 to Form 10 Registration Statement filed May 14, 2007.

4.4	Geovic Mining Corp. Audit Committee Charter Adopted April 30, 2007, incorporated by reference to Exhibit 4.5 to Form 10 Registration Statement filed May 14, 2007.

Exhibit Number	Description
10.1	Independent Contractor Agreement between Geovic, Ltd. and Mineral Services, LLC, as amended and restated effective June 30, 2010, incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 6, 2010.

10.1A	Independent Contractor Agreement between Geovic, Ltd. and Mineral Services, LLC, as amended and restated effective June 15, 2009, incorporated by reference to Exhibit 10.2 to Form 10-K filed March 30, 2010.

10.2	Republic of Cameroon Mining Permit Decree, Dated April 11, 2003, incorporated by reference to Exhibit 10.4 to Form 10 Registration Statement filed May 14, 2007.

10.3	Mining Convention Between The Republic of Cameroon and Geovic Cameroon, S.A., dated July 31, 2002, incorporated by reference to Exhibit 10.5 to Form 10 Registration Statement filed May 14, 2007.

10.4	Geovic Cameroon Plc Shareholders Agreement, dated April 9, 2007, incorporated by reference to Exhibit 10.6 to Form 10 Registration Statement filed May 14, 2007.

10.5	Executive Employment Agreement of William A. Buckovic, dated January 1, 2008, including amendment effective January 1, 2010, incorporated by reference to Exhibit 10.9 for Form 10-K filed March 30, 2010.

10.6	Executive Employment Agreement of David C. Beling, dated January 1, 2008, including amendment effective January 1, 2010, incorporated by reference to Exhibit 10.10 for Form 10-K filed March 30, 2010.

10.7	Executive Employment Agreement of John E. Sherborne Jr., dated January 1, 2008, including amendment effective January 1, 2010, incorporated by reference to Exhibit 10.11 for Form 10-K filed March 30, 2010.

10.8	Executive Employment Agreement of Greg Hill, dated January 1, 2008, including amendment effective January 1, 2010, incorporated by reference to Exhibit 10.12 for Form 10-K filed March 30, 2010.

10.9	Executive Employment Agreement of Barbara A. Filas, dated February 16, 2009, including amendment effective January 1, 2010, incorporated by reference to Exhibit 10.13 for Form 10-K filed March 30, 2010.

10.10	Executive Employment Agreement of Alan W. Peryam, dated October 1, 2008, including amendment effective January 1, 2010, incorporated by reference to Exhibit 10.14 for Form 10-K filed March 30, 2010.

10.11	Executive Employment Agreement of Gary R. Morris, dated January 1, 2007, including amendment effective January 1, 2010, incorporated by reference to Exhibit 10.15 for Form 10-K filed March 30, 2010.

10.12	Executive Employment Agreement of Shelia I. Short, dated January 1, 2007, including amendment effective January 1, 2010, incorporated by reference to Exhibit 10.17 for Form 10-K filed March 30, 2010.

10.13	Executive Employment Agreement of Diane M. Hartnett, dated June 22, 2009, incorporated by reference to Exhibit 10.18 for Form 10-K filed March 30, 2010.

10.14	Geovic Mining Corp. Second Amended and Restated Stock Option Plan, amended as of January 21, 2011.*

Exhibit Number	Description
10.15	Agreement on Settlement of Governance and past Financial Situation of Geovic Cameroon PLC dated 31 December 2007, incorporated by reference to Exhibit 10.19 to Form 10-K filed March 31, 2008.

10.16	Contract for Professional and Technical Services between Geovic Cameroon Plc and Geovic, Ltd., effective January 1, 2010, incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 6, 2010.

10.17	Contract for Professional and Technical Services between Geovic Cameroon Plc and Geovic, Ltd., effective January 1, 2011.*

10.18	Charter of Compensation Committee for Geovic Mining Corp., incorporated by reference to Exhibit 10.22 to Form 10-K filed March 31, 2008.

10.19	Charter for Nominating and Corporate Governance Committee for Geovic Mining Corp., incorporated by reference to Exhibit 10.23 to Form 10-K filed March 31, 2008.

10.20	Professional Services Agreement between Geovic Cameroon PLC and Lycopodium Minerals Pty. Ltd., dated December 2, 2009, incorporated by reference to Exhibit 10.28 on Form 10-K filed March 30, 2010.

10.21	Geovic Mining Corp. 2010 Stock Award Plan, incorporated by reference to Exhibit 10.1 on Form 8-K filed June 15, 2010.

10.22	Michael Mason Employment Agreement, dated January 21, 2011.*

10.23	Timothy Arnold Employment Agreement, dated January 21, 2011.*

10.24	David Beling Severance Agreement, dated effective December 31, 2010.*

10.25	Office Lease Agreement between CCP/MS SSIII Denver Tabor Center I Property Owner LLC and Geovic Mining Corp. dated August 21, 2008, incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed October 8, 2008.

10.26	Whistle-Blower Policy adopted December 21, 2009, incorporated by reference to Exhibit 10.30 from 10-K filed March 30, 2010.

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Ernst & Young LLP.*

23.2	Consent of Pincock Allen & Holt.*

23.3	Consent of SRK Consulting (United States.), Inc.*

31.1	Rule 13A-14(A) Certification of CEO.*

31.2	Rule 13A-14(A) Certification of CFO.*

32.1	Section 1350 Certification—CEO.*

32.2	Section 1350 Certification—CFO.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on March 29, 2011.

Geovic Mining Corp.
Registrant
By:	/S/ MICHAEL T. MASON
Name:	Michael T. Mason
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated.

Signature	Title	Date
/S/ MICHAEL T. MASON Michael T. Mason	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2011

/S/ BARBARA A. FILAS Barbara A. Filas	President	March 29, 2011

/S/ WILLIAM A. BUCKOVIC William A. Buckovic	Executive Vice President and Director	March 29, 2011

/S/ GREG HILL Greg Hill	Chief Financial Officer (Principal Financial Officer)	March 29, 2011

/S/ DIANE HARTNETT Diane Hartnett	Controller (Principal Accounting Officer)	March 29, 2011

/S/ ROBERT J. (DON) MACDONALD Robert J. (Don) MacDonald	Director	March 29, 2011

/S/ JOHN E. SHERBORNE John E. Sherborne	President, New Ventures Division and Director	March 29, 2011

/S/ WADE NESMITH Wade Nesmith	Director	March 29, 2011

/S/ GREGG SEDUN Gregg Sedun	Director	March 29, 2011

/S/ MICHAEL A. GOLDBERG Michael A. Goldberg	Director	March 29, 2011

/S/ JOHN T. PERRY John T. Perry	Director	March 29, 2011

/S/ PAUL D. ROSE Paul D. Rose	Director	March 29, 2011

Consolidated Financial Statements

Geovic Mining Corp.

(an exploration stage company)

December 31, 2010

(Stated in U.S. dollars)

Geovic Mining Corp.

(an exploration stage company)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Geovic Mining Corp.

We have audited the accompanying consolidated balance sheets of Geovic Mining Corp. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geovic Mining Corp. and subsidiaries at December 31, 2010 and December 31, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

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

Denver, Colorado

March 29, 2011

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$32,383	$49,153
Prepaid expenses	538	462
Other	101	197

Total current assets	33,022	49,812

Property, plant and equipment, net [note 5]	3,830	4,298
Deposits	90	19

Total assets	$36,942	$54,129

LIABILITIES
Current liabilities:
Accrued liabilities and other payables	$3,644	$3,423

Total current liabilities	3,644	3,423

Other liabilities	547	682
Related party payable [note 14 (c)]	348	328
Share-based payment liability [note 9]	129	791

Total liabilities	4,668	5,224

Commitments and contingencies (note 15)

EQUITY
Common stock, par value of $0.0001, 200 million shares authorized and 104.3 million and 103.1 million shares issued and outstanding in 2010 and 2009, respectively	10	10
Additional paid-in capital	108,486	107,625
Stock purchase warrants [note 9]	1,078	1,078
Deficit accumulated during the exploration stage	(87,957)	(69,673)

Total controlling stockholders’ equity	21,617	39,040
Noncontrolling interest [note 11]	10,657	9,865

Total equity	32,274	48,905

Total liabilities and equity	$36,942	$54,129

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Years ended December 31,			Unaudited period from Nov. 16, 1994 (inception) to Dec. 31, 2010
	2010	2009	2008
EXPENSES (INCOME)
Exploration costs [note 4]	$16,299	$10,966	$27,464	$78,159
General and administrative	7,798	8,236	6,382	31,291
Stock based compensation [note 7-8]	784	972	2,466	17,857
Change in fair value of warrants [note 8]	(662)	116	—	(546)
Interest and bank charges	60	55	152	354
Depreciation	895	734	244	2,653
Mineral property impairment	—	—	3,244	3,244

Total expenses	25,174	21,079	39,952	133,012

Interest income	(6)	(112)	(1,132)	(4,796)

Net loss before income taxes	(25,168)	(20,967)	(38,820)	(128,216)
Income tax expense (benefit) [note 12]	—	(75)	(436)	(65)

Consolidated net loss	(25,168)	(20,892)	(38,384)	(128,151)

Less: Net loss attributed to the noncontrolling interest	(6,884)	(4,601)	(11,501)	(26,200)

Net loss attributed to Geovic	$(18,284)	$(16,291)	$(26,883)	$(101,951)

Net loss per share	$(0.18)	$(0.16)	$(0.26)

Weighted average shares outstanding	103,829,109	103,016,274	102,398,897

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional paid- in capital	Stock Purchase Warrants	Deficit	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2007	101,290,412	$10	$104,000	$15,748	$(40,494)	$1,878	$81,142
Stock purchase warrants exercised [note 9]	7,834	—	—	—	—	—	—
Stock options exercised [note 7]	1,645,200	—	182	—	—	—	182
Stock based compensation [notes 7]	—	—	2,466	—	—	—	2,466
Noncontrolling interest contribution	—	—	—	—	—	18,767	(18,767)
Net loss for year	—	—	—	—	(26,883)	(11,501)	(38,384)

Balance, December 31, 2008	102,943,446	$10	$106,648	$15,748	$(67,377)	$9,144	$64,173

Cumulative effect of adoption of ASC 815-40 [note 8]	—	—	—	(14,670)	13,995	—	(675)
Stock options exercised [note 7]	130,600	—	6	—	—	—	6
Stock-based compensation [notes 7]	—	—	971	—	—	—	971
Noncontrolling interest contribution	—	—	—	—	—	5,322	5,322
Net loss for year	—	—	—	—	(16,291)	(4,601)	(20,892)

Balance, December 31, 2009	103,074,046	$10	$107,625	$1,078	$(69,673)	$9,865	$48,905

Issuance of common stock [note 14]	139,000	—	—	—	—	—	—
Stock options exercised [note 7]	1,079,366	—	77	—	—	—	77
Stock-based compensation [note 7]	—	—	784	—	—	—	784
Noncontrolling interest contribution	—	—	—	—	—	7,676	7,676
Net loss for year	—	—	—	—	(18,284)	(6,884)	(25,168)

Balance, December 31, 2010	104,292,412	$10	$108,486	$1,078	$(87,957)	$10,657	$32,274

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,			Unaudited period from Nov. 16, 1994 (inception) to Dec. 31, 2010
	2010	2009	2008
OPERATING ACTIVITIES
Consolidated net loss	$(25,168)	$(20,892)	$(38,384)	$(128,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	895	734	244	2,653
Stock-based compensation expense	784	972	2,466	17,857
Change in fair value of warrants	(662)	116	—	(546)
Mineral property impairment	—	—	3,244	3,244
Changes in non-cash operating working capital:
(Increase) decrease in income tax receivable	—	458	(54)	—
(Increase) in prepaid expenses	(76)	(18)	(283)	(538)
Decrease (increase) in other assets	96	475	(324)	7
(Increase) decrease in deposits	(71)	4	34	(199)
Increase (decrease) in accrued liabilities and other payables	221	(1,753)	3,623	3,644
Increase (decrease) in income tax payable	—	—	—	—
Increase (decrease) in other liabilities	(135)	(341)	782	547
Increase in related party payables	20	176	152	348

Cash used in operating activities	(24,096)	(20,069)	(28,500)	(101,134)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(427)	(290)	(4,323)	(6,484)
Acquisition of mineral leases	—	—	(421)	(3,244)

Cash used in investing activities	(427)	(290)	(4,744)	(9,728)

FINANCING ACTIVITIES
Noncontrolling interest contribution	7,676	5,322	18,767	36,857
Cash paid to rescind exercise of stock options	—	—	—	(15)
Proceeds from issuance of common stock and preferred stock	—	—	—	95,589
Proceeds from issuance of stock purchase warrants	—	—	—	16,168
Proceeds from exercise of stock options and stock purchase warrants	77	6	182	2,391
Stock issue costs	—	—	—	(7,745)

Cash provided by financing activities	7,753	5,328	18,949	143,245
Net increase (decrease) in cash and cash equivalents	(16,770)	(15,031)	(14,295)	32,383
Cash and cash equivalents, beginning of year	49,153	64,184	78,479	—

Cash and cash equivalents, end of year	$32,383	$49,153	$64,184	$32,383

SUPPLEMENTAL INFORMATION
Taxes Paid	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Geovic Mining Corp. (the “Company”) is incorporated under the laws of the state of Delaware. The Company owns 100% of the shares of Geovic, Ltd. (“Geovic”), a company that has been in the mining exploratory stage since its inception on November 16, 1994. The Company is an exploration stage company in the process of planning to develop its mineral properties through its subsidiaries. As an exploration stage entity we would require further technical analysis and financing in order to bring our properties into development.

Geovic is engaged in the business of exploring for cobalt, nickel and related minerals through its majority-owned (60.5%) subsidiary, Geovic Cameroon, PLC (“GeoCam”), a financially dependent public limited company duly organized and incorporated under the laws of the Republic of Cameroon.

The Company is also engaged in the worldwide exploration of energy and mineral resources directly or indirectly through its ownership of Geovic Energy Corp. and Geovic Mineral Sands Corp., formed in 2007 and 2009 respectively under the laws of the State of Colorado, Geovic France SAS, formed in December 2008 under the laws of France, and Geovic Nouvelle-Calédonie SAS, formed in March 2009 under the laws of New Caledonia.

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

(dollars in thousands, except per share amounts or as otherwise stated)

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

Asset Retirement Obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from the

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

acquisition, construction, development or normal use of the assets with a corresponding increase in the carrying amount of the related long-lived asset. This amount is then depreciated over the estimated useful life of the asset. Over time, the liability is increased to reflect an interest element (accretion expense) considered in its initial measurement at fair value. The amount of the liability will be subject to re-measurement at each reporting period. Currently, the Company has no asset retirement obligation.

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

Foreign currency translation

The Company and its subsidiaries, all of which are considered to be integrated, use the United States Dollar (“USD”) as their functional currency. Current assets and liabilities denominated in foreign currencies are translated into the USD at the rates of exchange prevailing on the balance sheet date. Other nonmonetary consolidated balance sheet items are translated into the USD at the rate prevailing on the respective transaction dates. The resulting foreign exchange gains and losses are included in exploration costs on the statement of operations. For 2010, the Company recorded a loss of approximately $0.9 million. For 2009 the Company recorded a loss of approximately $125 and for 2008 recorded a gain of approximately $1.3 million.

Loss per share

Loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Stock options and warrants will be dilutive when the Company has income from continuing operations and when the average market price of the common shares during the period exceeds the exercise price of the options and warrants. Due to the net loss attributed to Geovic for all periods presented, the stock options and warrants have been anti-dilutive and, therefore, not included in the loss per share calculations.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued authoritative guidance, which requires additional disclosures and clarifies certain existing disclosure requirements regarding fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted this guidance effective January 1, 2010. However, none of the specific additional disclosures were applicable at December 31, 2010.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

On January 1, 2009, the Company adopted accounting guidance that clarifies how to determine whether certain instruments or features are indexed to an entity’s own stock. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company recorded a cumulative effect of change in accounting principle upon adoption of this guidance. See Note 9 for additional information.

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

The following is a summary of the exploration costs incurred by the Company:

	2010	2009	2008	Unaudited period from Nov. 16, 1994 (inception) to Dec. 31, 2010
Cameroon, Africa:
Property evaluation	$10,103	$5,634	$19,286	$48,606
Office costs	4,977	4,297	7,086	25,284

	15,080	9,931	26,372	73,890

Other projects:
Colorado and Wyoming	251	67	788	1,976
Arizona	533	150	219	948
New Caledonia	352	670	—	1,022
Other projects	83	148	85	323

	1,219	1,035	1,092	4,269

Total Exploration Costs	$16,299	$10,966	$27,464	$78,159

5. PROPERTY, PLANT AND EQUIPMENT, NET

As of December 31, property, plant and equipment consisted of the following:

	2010	2009
Machinery and equipment	$3,157	$3,143
Vehicles	989	680
Buildings	412	412
Furniture and equipment	1,217	1,049
Other	73	73
Equipment in transit	66	141
Buildings & installations under construction	—	—

	5,914	5,498
Less accumulated depreciation	(2,084)	(1,200)

	$3,830	$4,298

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

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

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

The following table and related information summarizes the Company’s stock options and the stock option activity for the three years ended December 31,2010, 2009 and 2008:

	Options Outstanding			Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value (000’s)
	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share*
Available and outstanding at December 31, 2007	4,031,114	13,567,908	0.61
Granted	(2,570,000)	2,570,000	1.36
Exercised	2,746,178	(1,645,200)	0.06
Forfeited	48,000	(48,000)	1.77
Expired	657,790	(657,790)	1.71

Available and outstanding at December 31, 2008	4,913,082	13,786,918	0.76
Granted	(1,525,000)	1,525,000	0.58
Exercised	130,600	(130,600)	0.05
Forfeited	36,000	(36,000)	1.31
Expired	72,000	(72,000)	1.81

Available and outstanding at December 31, 2009	3,626,682	15,073,318	0.74
Granted	(1,725,000)	1,725,000	0.84
Exercised	1,079,366	(1,079,366)	0.07
Expired	14,000	(14,000)	1.68

Available and outstanding at December 31, 2010	2,995,048	15,704,952	$0.80	6.03	$4,294

Exercisable at December 31, 2010		14,371,452	$0.80	5.77	$4,218
Vested or expected to vest at December 31, 2010		15,682,065	$0.80	6.02	$4,293

*	Some of the options are granted with Canadian dollar exercise prices, and the weighted average prices reflect the U.S. dollar equivalent prices.
(1)	On June 6, 2008, the stockholders approved an amendment to the Company Stock Option Plan to permit stock options that have been exercised to be added back to the plan and become available for re-issue. Previous to 2008, 1,100,978 stock options were exercised. These exercises were added to the 1,645,200 stock options that were exercised during 2008, increasing the available number of options that can be issued under the Company Stock Option Plan by 2,746,178.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

The following stock option grants were issued by the Company during the three years ended December 31, 2010, 2009 and 2008 respectively:

•

The Company granted 1,725,000 options under the Company Option Plan [2009 – 1,525,000, 2008 – 2,570,000]. The Company recorded compensation expense of $784 relating to vesting of the grants [2009—$971, 2008 – $2.5 million]. The options vest 40% upon grant and 30% on each of the first and second anniversaries of the date of grant. As of December 31, 2010, there was $140 of total unrecognized compensation expense related to non-vested stock based compensation granted under the Company Option Plan which is expected to be recognized over a weighted average period of 0.9 years.

•

The weighted-average fair value per share of options granted under the Company’s Options Plan during 2010 was $0.47 [2009—$0.35, 2008 – $0.76]. The total intrinsic value of share options exercised was $708 [2009—$56, 2008 – $2.2 million]. The total cash received from the exercise of stock options was $77 [2009—$6, 2008 – $100].

The fair value of all stock options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended December 31:

	2010	2009	2008
Expected dividend	0.00%	0.00%	0.00%
Risk-free interest rate	2.1% - 2.6%	0.9% - 2.8%	1.7% - 3.5%
Expected volatility*	68.6% - 69.7%	63.4% - 69.4%	63.5% - 72.6%
Expected life (in years)	5.5	1.7 -5.5	1.4 - 5.5

*	For the year ended December 31, 2010, volatility was estimated based on combining the Company’s historical volatility with the historical volatilities of certain other comparable exploration stage mining companies. Prior to 2009, volatility was estimated based on the volatility of certain other comparable exploration stage mining companies.

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

8. STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50 million shares of preferred stock, of which 6 million are designated as Series A convertible preferred stock with a par value of $0.0001. There are no shares of Series A preferred stock or other preferred stock outstanding as of December 31, 2010.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

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

The following table and related information summarizes the Company’s stock purchase warrants at December 31, 2010 and the stock purchase warrant activity for the three years ended December 31, 2010, 2009 and 2008:

	Number Outstanding	Weighted-Average Exercise Price per Share
Warrants outstanding at December 31, 2007	21,034,419	$3.00
Issued	300,000	1.24
Exercised	(7,834)	1.75
Expired	(258,948)	1.75

Warrants outstanding at December 31, 2008	21,067,637	$2.99
Expired	(298)	2.25

Warrants outstanding at December 31, 2009	21,067,339	$2.99
Expired	(2,175,243)	2.93

Warrants outstanding at December 31, 2010	18,892,096	$2.99

The Company recorded compensation expense of $0 relating to vesting of grants [2009—$1, 2008—$54]. The Company also recorded $(662) in 2010 [2009—$116, 2008—$0] for the change in the fair value of the warrants that have exercise prices that are denominated in Canadian dollars. As of December 31, 2010, all outstanding warrants were fully amortized.

The warrants outstanding at December 31, 2010 expire as follows: 2,999,996 November 2011; 10,800,000 March 2012; 4,792,100 April 2012 and 300,000 June 2011.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

9. DERIVATIVE INSTRUMENTS

On January 1, 2009, the Company adopted ASC 815, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. As part of the adoption of ASC 815, the Company determined that the stock purchase warrants denominated in Canadian dollars are not indexed to its stock, and therefore the value was recorded as a liability.

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

A Black-Scholes option-pricing model was used to obtain the fair value of the Company’s stock purchase warrants using the assumptions described in note 7 at December 31, 2010 and 2009. The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying Consolidated Balance Sheet were as follows for the years ended December 31, 2010 and 2009:

Derivative Instruments	Balance Sheet Location	2010	2009
Stock purchase warrants	Share-based payment liabilities	$129	$791

The effect of derivative instruments not designed as hedging instruments on the accompanying consolidated statements of operations was immaterial for the year ended December 31, 2010.

10. FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

•	Level 1, defined as observable inputs such as quoted prices in active markets for identical assets.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

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

The fair value of the share-based payment liability, is based on unobservable inputs in which little or no market data exists included the fair value of the Company’s stock purchase warrants as described in note 9, therefore it is classified as Level 3. The following table summarizes the change in the fair values of the share-based payment liability categorized as Level 3:

Beginning balance, December 31, 2008	$—
January 1, 2009, beginning balance	675
Change in fair value 2009	116
Change in fair value 2010	(662)

Ending balance	$129

11. NONCONTROLLING INTEREST

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

In May, 2010 GeoCam shareholders approved a capital increase equivalent to approximately $11 million for 2010 and in December an additional $13 million for the remainder of 2010 and part of 2011.

During the year ended December 31, 2010 GeoCam completed 5 cash calls, equivalent to approximately $19.4 million. In the cash calls Geovic paid approximately $11.7 million, representing 60.5% of the cash calls and the noncontrolling interest paid cash of approximately $7.7 million.

At December 31, 2010 the remaining cash calls for the 2010 capital increases at current exchange rates are anticipated to be equivalent to approximately $7.7 million and are expected to be completed in first half of 2011. Geovic’s 60.5% share of such remaining cash calls is expected to be equivalent to approximately $4.7 million.

The noncontrolling interest balance of approximately $10.7 million at December 31, 2010 [2009 – $9.9 million, 2008 – $9.1 million] represents the balance from the capital increases contributed by the noncontrolling interest as described above. The difference between the original amounts contributed and the balance at December 31, 2010 represents the other minority stockholders’ share of the actual expenditures from January 1, 2007 through December 31, 2010.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

12. INCOME TAXES

Income taxes

Our income tax benefits consisted of the following (in thousands):

	2010	2009	2008
Current:
United States Federal and State	$—	$(75)	$(436)
Foreign	—	—	—

Total current income tax benefits	$—	$(75)	$(436)

Reconciliation of statutory tax rates and income tax benefits at those rates to the effective income tax rates and income tax benefits reported in the statement of earnings is as follows (in thousands):

	2010		2009		2008
Tax at US statutory rate	35%	$(8,809)	35%	$(7,341)	35%	$(13,573)
State taxes net of federal benefit		(295)		(347)		(402)
Non-deductible expenses		116		205		(316)
Change in valuation allowance		2,722		3,568		(14,557)
Foreign tax rate differences		1		1		—
Tax holiday		6,100		4,077		28,848
Other		165		(238)		(436)

		$—		$(75)		$(436)

The Company’s 60.5% owned subsidiary, GeoCam, is currently in the exploration phase of mining operations in Cameroon. GeoCam is currently under a tax regime under which certain Cameroon tax benefits are available. While in the exploration phase GeoCam is under a tax holiday. Once GeoCam enters the operational phase and for 12 years thereafter, they will be subject to income taxes at 50% of the statutory rate. The tax holiday had no impact on earnings per share for the year ended December 31, 2010 and had GeoCam generated tax assets these would be offset by a full valuation allowance.

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

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2010	2009	2008
Deferred income tax assets:
Exploration costs	$2,880	$2,372	$1,999
Net operating loss carryforwards	9,735	7,206	4,099
Accrued Expenses	71	58	84
Stock-based compensation	215	543	429
Excess of capital loss over capital gain	3	3	3

Deferred income tax asset	12,904	10,182	6,614
Valuation allowance	(12,904)	(10,182)	(6,614)

Net deferred income tax asset (liability)	$—	$—	$—

The Company has net operating losses in the United States, France and New Caledonia. As a result, these entities have net deferred tax assets. The Company has provided a valuation allowance to reduce these deferred tax assets based on the uncertainty of generating future taxable income.

The net operating losses available as of December 31, 2010 to offset future taxable income in the United States, France and New Caledonia are $23 million, $113 and $675 respectively. The income tax rate for France is 33.33% and the income tax rate for New Caledonia is 35%. The net operating losses generated in the U.S. expire beginning in 2020 if not utilized. The net operating losses generated in France expire beginning in 2013. The net operating losses generated in New Caledonia may be carried forward indefinitely.

As of December 31, 2010, we had no unrecognized tax benefits and recognized $0 in interest and penalties in income tax expense in accordance with ASC Topic 740.

We are subject to examination by numerous taxing authorities in jurisdictions such as Cameroon, France and the U.S. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before 2005.

13. LOSS PER SHARE

Basic loss per share has been computed by dividing the net loss applicable to the Company’s common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by including the dilutive effect of common stock that would be issued assuming exercise of the outstanding stock options and stock purchase warrants. Excluded from the computation of diluted loss per share for the three years ended December 31, 2010, 2009, and 2008 are shares underlying outstanding options because the effect would have been anti-dilutive as the Company incurred losses from continuing operations in each of these periods.

14. RELATED PARTY TRANSACTIONS

[a]

On June 15, 2009, Geovic, Ltd., entered into an agreement with Mineral Services, LLC which was amended effective December 31, 2009 and June 15, 2010, related to project development, technical, financing, and marketing services. Mineral Services, LLC is owned by Michael Mason, a director of the Company. Total

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

fees paid to Mineral Services, LLC under the agreement during 2010 were $112 [2009 – $58; 2008 – $40]. Michael Mason became Chief Operating Officer of the Company on January 21, 2011. As a result the consulting agreement was cancelled.

[b]	Geovic held an option granted in 2006 to acquire the 0.5% ownership interest in GeoCam held by William A. Buckovic, an officer and director of the Company and Geovic. Under the option agreement, Geovic was obligated to pay all GeoCam capital increases on behalf of Mr. Buckovic to maintain his ownership interest in GeoCam. Effective September 2010, the Company exercised its right to acquire the 0.5% ownership interest in GeoCam by issuing 139,000 shares of the Company with an estimated fair value of approximately $85 to Mr. Buckovic. As the shares were issued for no cash proceeds nor generated any change in noncontrolling interest, no change in equity is reflected in the financial statements. During the year ended December 31, 2010, Geovic paid approximately $55 [2009—$67, 2008—$241] in cash calls as required under the option agreement (see note 11).

[c]	GeoCam entered into a professional and management services contract with Société Nationale d’Investissement du Cameroon (“S.N.I.”), the holder of 20% and representative of other holders of an additional 19.5% of the outstanding shares of GeoCam. The services are for government relations and administrative matters related to project development. GeoCam has expensed $328 during 2010 for these services [2009 – $328, 2008—$500].

15. COMMITMENTS AND CONTINGENCIES

[a]	In 2007 the Company engaged a supplier for services in regards to the Nkamouna project. The Company recorded and subsequently disputed approximately $460 of the charges. The dispute was settled for approximately $350 resulting in a credit to the statement of operations of $110 for the year ended December 31, 2010.

[b]	In 2007 the Company engaged a supplier for services in regards to the Nkamouna project. The Company recorded and subsequently disputed approximately $721 of the charges. The dispute was settled for approximately $213 resulting in a credit to the statement of operations of $508 for the year ended December 31, 2010.

[c]	In November 2009, five management level consultants or employees of GeoCam filed litigation in Cameroon, claiming approximately $2.2 million as compensation and damages as a result of termination of their services by GeoCam in connection with a reduction in workforce in February and March 2009. In April 2010 the litigation was dismissed. In July 2010 the litigation was brought before another jurisdiction and remains outstanding. However, the Company believes all contractual and other obligations to the individuals have been satisfied and the current claims have no basis.

[d]	In April 2010, GeoCam engaged an industrial research and development contractor to perform laboratory testing, construct a pilot plant and generate design data. The study commenced in April 2010 and is expected to be completed in early 2011. The Company expects to incur a total of approximately $4.5 million to complete this work however, the contract can be terminated with appropriate notice. For the year ended December 31, 2010 the Company has incurred approximately $3.6 million.

[e]	In December 2009, GeoCam engaged an engineering contractor to complete a feasibility study for the Nkamouna Project. The study commenced in January 2010 and is expected to be delivered in early 2011. The Company expects to incur approximately $3.5 million to complete this study however, the contract can be terminated with appropriate notice. For the year ended December 31, 2010 the Company has incurred approximately $3.0 million.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

[f]	In December 2009 the Company engaged a financial advisor in connection with the financing of the Nkamouna project. The Company agreed to pay a fixed retainer fee of $50 per month and a $0.8 million success fee upon completion. The terms of the agreement were based on the assumption that the completion would occur by December 2010. A replacement agreement with GeoCam was entered into August 2010 with substantially the same terms except the new agreement is based on the assumption that completion will occur by July 2011.

[g]	GeoCam is obligated under its mining permit to provide persons living in the region of the permitted area with social, sports, education and health infra-structure to promote their well being. In 2010 and 2009 this obligation was met by contracting with GeoAid International Inc. and/or its affiliate GeoAid Cameroon (“GeoAid”), non-profit international humanitarian organizations. During the year ended December 31, 2010 the Company contributed $0.4 million [2009—$0.6 million] to GeoAid. In 2008, the Company paid $0.2 million to a consultant to serve as the director of GeoAid and GeoCam paid approximately $0.9 million in 2008 for services provided on behalf of GeoAid. While the Company is not legally obligated to contribute a specific amount, the Company in 2010 and 2009 was a primary financial contributor to GeoAid.

[h]	GeoCam, entered into purchase orders for mining equipment in 2008 for obligations totaling €615 and deposited €99 toward the purchases. In 2009, GeoCam requested delay of the delivery of the equipment to 2010 or thereafter. The sellers agreed to accept the delay and GeoCam would pay 6% per annum on a portion of the unpaid purchase price of the equipment delayed for delivery. No formal agreement to delay delivery has been completed. No liabilities were accrued in 2009 or 2010 for these commitments. In 2010, GeoCam utilized €55 of the deposits toward vehicle purchases.

[i]	GeoCam received a letter from the Minister of Industry, Mines and Technological Development of the Republic of Cameroon on March 20, 2006 requesting payment of surface area taxes of approximately $500 and a penalty of the same amount for the period from 2003 to 2005. GeoCam has disputed this amount based on its interpretation of the Mining Convention signed on July 31, 2002 that GeoCam is only committed to pay this surface area tax once commercial exploitation begins.

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

[j]	The Company is committed to future minimum rent and lease payments under operating lease agreements for office space in Denver and Grand Junction, Colorado, USA, and Yaoundé, Cameroon. The Company leases all its facilities and certain assets under operating leases. Minimum future rental obligations existing under these operating leases at December 31, 2010 are as follows:

2011	$332
2012	244
2013	185
2014 & Thereafter	—

Rent expense for 2010, 2009 and 2008 was $487, $383 and $300, respectively.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

16. SUBSEQUENT EVENTS

The Company has evaluated all events occurring after the December 31, 2010 balance sheet date through the date of issuance of these consolidated financial statements for necessary subsequent event disclosures. No items meet the requirements for subsequent event disclosures.