Form 10-Q
period 2011-03-31
GEOVIC MINING CORP.
filed 2011-05-11
CIK 1398005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

104,577,512 Shares of Common Stock, $0.0001 par value, were outstanding at May 9, 2011

Geovic Mining Corp.

(an exploration stage company)

FORM 10-Q

For the Three Months Ended March 31, 2011

Part I - Financial Information

Item 1.	Consolidated Financial Statements (unaudited)

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

(In thousands)

	Unaudited March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$28,080	$32,383
Prepaid expenses	412	538
Other	190	101

Total current assets	28,682	33,022
Property, plant and equipment, net [note 5]	3,490	3,830
Deposits	101	90

Total assets	$32,273	$36,942

LIABILITIES
Current liabilities:
Accrued liabilities and other payables	$2,007	$3,644

Total current liabilities	2,007	3,644
Other liabilities	541	547
Related party payable	102	348
Share-based payment liability [note 7]	2	129

Total liabilities	2,652	4,668

Commitments and contingencies [note 13]
EQUITY
Stockholders’ equity:
Common stock, par value of $0.0001, 200 million shares authorized and 104.6 and 104.3 million shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	10	10
Additional paid-in capital	108,886	108,486
Stock purchase warrants	1,078	1,078
Deficit accumulated during the exploration stage	(91,961)	(87,957)

Total stockholders’ equity	18,013	21,617
Noncontrolling interest [note 10]	11,608	10,657

Total equity	29,621	32,274

Total liabilities and equity	$32,273	$36,942

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share amounts)

	Three months ended March 31,		Unaudited Period from November 16, 1994 (inception) to March 31, 2011
	2011	2010
Expenses (Income)
Exploration costs [note 4]	$2,690	$2,513	$80,849
General and administrative	1,824	1,725	33,115
Stock-based compensation [notes 6 and 7]	396	437	18,253
Change in fair value of warrants [note7]	(127)	(272)	(673)
Interest and bank charges	13	12	367
Depreciation	222	224	2,875
Mineral property impairment	—	—	3,244

Total expenses	5,018	4,639	138,030
Loss on disposal of assets	75	—	75
Interest income	(10)	(1)	(4,806)

Net loss before income taxes	(5,083)	(4,638)	(133,299)
Income tax expense (benefit) [note 11]	—	—	(65)

Consolidated net loss	$(5,083)	$(4,638)	$(133,234)

Less: Net loss attributed to the noncontrolling interest	(1,079)	(1,085)	(27,279)

Net loss attributed to Geovic	$(4,004)	$(3,553)	$(105,955)

Net loss per share	$(0.04)	$(0.03)

Weighted average shares outstanding	104,519,393	103,395,831

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Common Stock		Additional paid-in capital	Stock Purchase Warrants
	Shares	Amount			Deficit	Noncontrolling Interest	Total
Balance, December 31, 2009	103,074,046	$10	$107,625	$1,078	$(69,673)	$9,865	$48,905

Issuance of common stock [note 6]	139,000	—	—	—	—	—	—
Stock options exercised [note 6]	1,079,366	—	77	—	—	—	77
Stock-based compensation [note 6]	—	—	784	—	—	—	784
Noncontrolling interest contribution	—	—	—	—	—	7,676	7,676
Net loss for year	—	—	—	—	(18,284)	(6,884)	(25,168)

Balance, December 31, 2010	104,292,412	$10	$108,486	$1,078	$(87,957)	$10,657	$32,274

Issuance of restricted stock [note 6]	210,000	—	—	—	—	—	—
Stock options exercised [note 6]	75,100	—	4	—	—	—	4
Stock-based compensation [note 6]	—	—	396	—	—	—	396
Noncontrolling interest contribution	—	—	—	—	—	2,030	2,030
Net loss	—	—	—	—	(4,004)	(1,079)	(5,083)

Balance, March 31, 2011	104,577,512	$10	$108,886	$1,078	$(91,961)	$11,608	$29,621

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,		Unaudited Period from November 16, 1994 (inception) to March 31, 2011
	2011	2010
OPERATING ACTIVITIES
Consolidated net loss	$(5,083)	$(4,638)	$(133,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	222	224	2,875
Stock-based compensation expense	396	437	18,253
Change in fair value of warrants	(127)	(272)	(673)
Loss on disposal of assets	75	—	75
Writeoff of mineral properties	—	—	3,244
Changes in non-cash operating working capital:
Decrease (increase) in prepaid expenses	126	112	(412)
Decrease (increase) in other assets	(89)	7	(82)
Decrease (increase) in deposits	(11)	4	(210)
Increase (decrease) in accrued liabilities and other payables	(1,637)	141	2,007
Increase (decrease) in other liabilities	(6)	(144)	541
Increase (decrease) in related party payable	(246)	(246)	102

Cash used in operating activities	(6,380)	(4,375)	(107,514)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(6)	(88)	(6,490)
Proceeds on sale of assets	49	—	49
Acquisition of mineral leases	—	—	(3,244)

Cash provided by/(used in) investing activities	43	(88)	(9,685)

FINANCING ACTIVITIES
Noncontrolling interest contribution	2,030	1,187	38,887
Proceeds from issuance of common stock and preferred stock	—	—	95,589
Cash paid to rescind exercise of stock options	—	—	(15)
Proceeds from issuance of stock warrants	—	—	16,168
Proceeds from exercise of stock options and warrants	4	44	2,395
Stock issue costs	—	—	(7,745)

Cash provided by financing activities	2,034	1,231	145,279

Net increase (decrease) in cash	(4,303)	(3,232)	28,080
Cash, beginning of period	32,383	49,153	—

Cash, end of period	$28,080	$45,921	$28,080

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Geovic Mining Corp. (the “Company”) is incorporated under the laws of the state of Delaware. The Company owns 100% of the shares of Geovic, Ltd. (“Geovic”), a company that has been in the mining exploratory stage since its inception on November 16, 1994. The Company is an exploration stage company in the process of planning to develop its mineral properties through its subsidiaries. As an exploration stage entity, we require further technical analysis and financing in order to bring our properties into development.

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

These interim consolidated financial statements follow the same significant accounting policies and methods of application as the Company’s audited annual consolidated financial statements as included in the Company’s annual report on Form 10-K for the year ended December 31, 2010 (the “Annual Financial Statements”). The interim consolidated financial statements should be read in conjunction with the Annual Financial Statements.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for this interim period is not necessarily indicative of the result that may be expected for the full year ending December 31, 2011.

3. LOSS PER SHARE

Basic loss per share has been computed by dividing the net loss applicable to the Company’s common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by including the dilutive effect of common stock that would be issued assuming exercise of the outstanding stock options and stock purchase warrants. Shares underlying all outstanding options and warrants are excluded from the computation of diluted loss per share for the three months ended March 31, 2011 and 2010 because the effect would have been anti-dilutive.

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

The following is a summary of the exploration costs incurred by the Company:

	Three Months Ended		Unaudited period from Nov. 16, 1994 (inception) to March. 31, 2011
	2011	2010
Cameroon, Africa:
Property evaluation	$1,405	$1,391	$50,011
Office costs	781	858	26,065

	2,186	2,249	76,076

Other projects:
Colorado and Wyoming	37	34	2,013
Arizona	86	137	1,034
New Mexico	138	—	138
New Caledonia	160	92	1,182
Other projects	83	1	406

	504	264	4,773

Total Exploration Costs	$2,690	$2,513	$80,849

5. PROPERTY, PLANT AND EQUIPMENT, NET

As of March 31, 2011 and December 31, 2010 property, plant and equipment consisted of the following:

	March 31, 2011	December 31, 2010
Machinery and equipment	$3,157	$3,157
Vehicles	696	989
Buildings	412	412
Furniture and equipment	1,212	1,217
Other	73	73
Equipment in transit	66	66
Buildings & installations under construction	—	—

	5,616	5,914
Less accumulated depreciation	(2,126)	(2,084)

	$3,490	$3,830

6. STOCK BASED COMPENSATION

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

The following table and related information summarizes the Company’s stock options and the stock option activity for the three months ended March 31, 2011:

	Options Outstanding			Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value (000’s)
	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share*
Available and outstanding at December 31, 2010	2,995,048	15,704,952	0.80
Granted	(1,630,000)	1,630,000	0.71
Exercised	75,100	(75,100)	0.05
Forfeited	207,000	(207,000)	0.89
Expired	350,000	(350,000)	0.77

Available and outstanding at March 31, 2011	1,997,148	16,702,852	$0.75	5.60	$2,969

Exercisable at March 31, 2011		15,011,185	$0.78	5.56	$2,968
Vested or expected to vest at March 31, 2011		14,961,846	$0.80	5.89	$2,968

*	Some of the options are granted with Canadian dollar exercise prices, and the weighted average prices reflect the U.S. dollar equivalent prices.

The following stock option grants were issued by the Company during the three months ended March 31, 2011 and 2010 respectively:

•

The Company granted 1,630,000 options under the Company Option Plan [2010 – 1,525,000]. The Company recorded compensation expense of $301 relating to vesting of the grants [2010 —$437]. Included in the 2011 grants are 500,000 options issued to an executive of the Company which are scheduled to vest upon the successful completion of financing of the Nkamouna project or certain other events and, if not vested, are scheduled to expire January 21, 2012. The remaining options vest 40% upon grant and 30% on each of the first and second anniversaries of the date of grant. As of March 31, 2011, there was $482 of total unrecognized compensation expense related to non-vested stock based compensation granted under the Company Option Plan which is expected to be recognized over a weighted average period of 1.0 year.

•

The weighted-average fair value per share of options granted under the Company’s Options Plan during 2011 was $0.39 [2010—$0.50]. The total intrinsic value of share options exercised was $46 [2010—$491]. The total cash received from the exercise of stock options was $4 [2010—$44].

The fair value of all stock options granted during the three months ended March 31, 2011 and 2010 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2011	2010
Expected dividend	0.0%	0.0%
Risk-free interest rate	2.1%	2.6%
Expected volatility*	67.5% -67.7%	69.74%
Expected life (in years)	5.5	5.5

*	For the three months ended March 31, 2011, volatility was estimated based on combining the Company’s historical volatility with the historical volatilities of certain other comparable exploration stage mining companies.

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

Stock awards

The Company adopted the 2010 Company Stock Award Plan (the “Stock Award Plan”) that was approved by the Board of Directors in June 2010. The Common Stock that may be issued pursuant to Stock Awards shall not exceed 2,000,000 shares of Common Stock. The Common Stock subject to the Stock Award Plan shall be authorized and unissued stock. Stock Awards may be granted to Employees, Directors, Officers and Consultants. Stock Awards may be granted as Restricted Stock Awards or Restricted Stock Units. During the three months ended March 31, 2011, we granted 210,000 Restricted Stock Awards to certain members of the executive management team and the Board of Directors. The Restricted Stock Awards vest 40% on the grant date (January 21, 2011), 30% on the 1st anniversary of the grant date, and 30% on the 2nd anniversary of the grant date. For the three months ended March 31, 2011, the Company recognized compensation expense of $71 related to the Restricted Stock Awards. Also during the three months ended March 31, 2011, we issued 180,000 Restricted Stock Units to certain members of the Board of Directors. The Restricted Stock Units will vest on the first anniversary of the grant date. The shares will be issued to the recipient on the earlier of their termination date or on the third anniversary of the grant date. For the three months ended March 31, 2011, the Company recognized compensation expense of $24 related to the Restricted Stock Units.

7. STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50 million shares of preferred stock, with a par value of $0.0001, of which 6 million are designated as Series A convertible preferred stock. There are no shares of Series A preferred stock or other preferred stock outstanding as of March 31, 2011.

Stock Purchase Warrants

The Company adjusts the share-based payment liability to the fair value each reporting period. The fair value adjustment for the stock purchase warrants did not materially affect net loss or loss per share in the consolidated statement of operations for the three months ended March 31, 2011.

The following table and related information summarizes the Company’s stock purchase warrants at March 31, 2011 and the stock purchase warrant activity for the three months ended March 31, 2011:

	Number Outstanding	Weighted-Average Exercise Price per Share
Warrants outstanding at December 31, 2010	18,892,096	$2.99
Expired	—	—

Warrants outstanding at March 31, 2011	18,892,096	$2.99

All outstanding warrants were fully amortized in 2009 thus the Company recorded no compensation expense relating to vesting of grants [2010—$0]. The Company also recorded $(127) in 2011 [2010—$(272)] for the change in the fair value of the warrants that have exercise prices that are denominated in Canadian dollars.

The warrants outstanding at March 31, 2011 expire as follows: 300,000 June 2011, 2,999,996 November 2011; 10,800,000 March 2012 and 4,792,100 April 2012.

8. DERIVATIVE INSTRUMENTS

Derivative Liabilities

The Company currently does not hold derivative instruments to manage its exposure to commodity prices. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. All derivative financial instruments are recognized in the balance sheet at fair value. Changes in fair value are recognized in earnings if they are not eligible for hedge accounting or other comprehensive income if they qualify for cash flow hedge accounting.

A Black-Scholes option-pricing model was used to obtain the fair value of the Company’s stock purchase warrants. The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying Consolidated Balance Sheet were as follows:

Derivative Instruments	Balance Sheet Location	March 31, 2011	December 31, 2010
Stock purchase warrants	Share-based payment liabilities	$2	$129

The effect of derivative instruments not designed as hedging instruments on the accompanying consolidated statements of operations was $127 for the three months ended March 31, 2011.

9. FAIR VALUE MEASUREMENTS

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

The fair value of the share-based payment liability, as described in note 8, is based on unobservable inputs in which little or no market data exists, therefore, it is classified as Level 3. The following table summarizes the change in the fair value of the share-based payment liability categorized as Level 3:

Balance as of December 31, 2010	$129
Change in fair value 2011	(127)

Ending balance	$2

At March 31, 2011 and December 31, 2010, the carrying amounts of cash and cash equivalents and trade payables represented fair value because of the short-term nature of these instruments.

10. NONCONTROLLING INTEREST

On September 2, 2008, GeoCam shareholders approved a GeoCam capital increase for 2008 of CFA francs 30.34 billion, equivalent to approximately $67 million, to be issued in multiple cash calls made by the GeoCam Board of Directors. The capital increase was based on GeoCam’s 2008 budget and Geovic’s pre-2007 capital advances made for GeoCam. At March 31, 2010 all of the 2008 capital increase had been paid by or for the accounts of the shareholders of GeoCam, including Geovic, in their respective ownership interests prior to the capital increase.

In May 2010 GeoCam shareholders approved a capital increase equivalent to approximately $11 million for 2010. In December they approved an additional $13 million for the remainder of 2010 and part of 2011.

During the three months ended March 31, 2011 GeoCam completed 1 cash call, equivalent to approximately $5.1 million. In the cash call Geovic paid approximately $3.1 million, representing 60.5% of the cash calls and the noncontrolling interest paid cash of approximately $2.0 million.

At March 31, 2011 the remaining cash call for the 2011 capital increase at current exchange rates is anticipated to be equivalent to approximately $3.0 million and is expected to be completed in first half of 2011. Geovic’s 60.5% share of the remaining cash call is expected to be equivalent to approximately $1.8 million.

The noncontrolling interest balance of approximately $11.6 million at March 31, 2011 [2010 – $10.7 million] represents the balance from the capital increases contributed by the noncontrolling interest as described above. The difference between the original amounts contributed and the balance at March 31, 2011 represents the noncontrolling interest share of the actual expenditures from January 1, 2007 through March 31, 2011.

11. INCOME TAXES

The Company had no unrecognized tax benefit as of March 31, 2011 or change in unrecognized tax benefits that would impact the effective rate. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the next three months.

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

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the three months ended March 31, 2011, the Company recognized no potential interest or penalties with respect to unrecognized tax benefits.

There was no benefit from income taxes in the three months ended March 31, 2011 and during the same period in 2010. The effective tax rate was 0% for the first three months of 2011 and for the same period in 2010. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, change in valuation allowance offsetting foreign and domestic operating losses and foreign taxes at rates other than 35%.

12. RELATED PARTY TRANSACTIONS

[a]	On June 15, 2009, Geovic, Ltd., entered into an agreement with Mineral Services, LLC which was amended effective December 31, 2009 and June 15, 2010, related to project development, technical, financing, and marketing services. Mineral Services, LLC is owned by Michael Mason, a director of the Company. Total fees paid to Mineral Services, LLC under the agreement during 2011 were $6 [2010 – $28]. Michael Mason became Chief Executive Officer of the Company on January 21, 2011. As a result the consulting agreement was cancelled at that time.

[b]	Geovic held an option granted in 2006 to acquire the 0.5% ownership interest in GeoCam held by William A. Buckovic, an officer and director of the Company and Geovic. Under the option agreement, Geovic was obligated to pay all GeoCam capital increases on behalf of Mr. Buckovic to maintain his ownership interest in GeoCam. Effective September 2010, the Company exercised its right to acquire the 0.5% ownership interest in GeoCam by issuing 139,000 shares of the Company with an estimated fair value of approximately $85 to Mr. Buckovic. As the shares were issued for no cash proceeds nor generated any change in noncontrolling interest, no change in equity is reflected in the financial statements. As a result of exercising the right to purchase the 0.5% ownership interest in 2010, the Company fully owned the 60.5% and in 2011 paid no amounts on behalf of a related party [2010—$15].

[c]	GeoCam entered into a professional and management services contract with Société Nationale d’Investissement du Cameroun (“S.N.I.”), the holder of 20% and representative of other holders of an additional 19.5% of the outstanding shares of GeoCam. The services are for government relations and administrative matters related to project development. GeoCam has expensed $82 during 2011 for these services [2010 – $82].

13. COMMITMENTS AND CONTINGENCIES

[a]	In April 2010, GeoCam engaged an industrial research and development contractor to perform laboratory testing, construct a pilot plant and generate design data. The study commenced in April 2010 and was completed in early 2011. From the start of the contract to completion, the Company incurred approximately $3.6 million.

[b]	In December 2009, GeoCam engaged an engineering contractor to complete a feasibility study for the Nkamouna Project. The study commenced in January 2010. The Company expects to incur approximately $3.7 million to complete this study, however, the contract can be terminated with appropriate notice. From the start of the contract to March 31, 2011 the Company has incurred approximately $3.5 million.

[c]	In December 2009 the Company engaged a financial advisor in connection with the financing of the Nkamouna project. The Company agreed to pay a fixed retainer fee of $50 per month and a $0.8 million success fee upon completion. The terms of the agreement were based on the assumption that the completion would occur by December 2010. A replacement agreement with GeoCam was entered into August 2010 with substantially the same terms except the new agreement is based on the assumption that completion will occur by July 2011.

[d]	In November 2009, five management level consultants or employees of GeoCam filed litigation in Cameroon, claiming approximately $2.2 million as compensation and damages as a result of termination of their services by GeoCam in connection with a reduction in workforce in February and March 2009. In April 2010 the litigation was dismissed. In July 2010 the litigation was brought before another jurisdiction and remains outstanding. However, the Company believes all contractual and other obligations to the individuals have been satisfied and the current claims have no basis.

[e]	GeoCam is obligated under its mining permit to provide persons living in the region of the permitted area with social, sports, education and health infra-structure to promote their well being. This obligation was met by contracting with GeoAid International Inc. and/or its affiliate GeoAid Cameroon (“GeoAid”), non-profit international humanitarian organizations. During the three months ended March 31, 2011 the Company contributed $89 [2010—$45] to GeoAid. While the Company is not legally obligated to contribute a specific amount, the Company in 2011 and 2010 was a primary financial contributor to GeoAid.

[f]	GeoCam, entered into purchase orders for mining equipment in 2008 for obligations totaling €615 and deposited €99 toward the purchases. In 2009, GeoCam requested delay of the delivery of the equipment to 2010 or thereafter. The sellers agreed to accept the delay and GeoCam would pay 6% per annum on a portion of the unpaid purchase price of the equipment delayed for delivery. No formal agreement to delay delivery has been completed. No liabilities were accrued in 2010 or 2011 for these commitments. In 2010, GeoCam utilized €55 of the deposits toward vehicle purchases.

[g]	GeoCam received a letter from the Minister of Industry, Mines and Technological Development of the Republic of Cameroon on March 20, 2006 requesting payment of surface area taxes of approximately $500 and a penalty of the same amount for the period from 2003 to 2005. GeoCam has disputed this amount based on its interpretation of the Mining Convention signed on July 31, 2002 that GeoCam is only committed to pay this surface area tax once commercial exploitation begins.

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

14. SUBSEQUENT EVENTS

The Company has evaluated all events occurring after the March 31, 2011 balance sheet date through the date of issuance of these consolidated financial statements for necessary subsequent event disclosures. No items meet the requirements for subsequent event disclosures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2010 as well as with the financial and related notes and the other information appearing elsewhere in this report. As used in this report, unless the context otherwise indicates, references to “we”, “our”, “ours” and “us” refer to Geovic Mining Corp. and its subsidiaries collectively.

Overview

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an analysis of our capital resources and liquidity at March 31, 2011, and financial results for the three months ended March 31, 2011 compared to the prior period. All amounts are presented in United States dollars unless indicated otherwise. Reference should also be made to the financial statements filed with this report and the Company’s other disclosure materials filed from time to time on www.sec.gov or the Company’s website at www.geovic.net.

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

Our future success will be largely dependent on our ability to finalize, and secure financing for, a development plan to mine and process the reserves in the Nkamouna Project, the first of several mineralized deposits within the mine permit area held by GeoCam. A feasibility study we initiated for the Nkamouna Project in December 2009 was completed in April 2011. The feasibility study estimates approximately $617 million of initial capital costs, including contingencies, to construct and start-up the Project. The GeoCam financial advisor estimates that the total of capital, financing, working capital, contingency and start-up costs, will be approximately $698 million, based on estimates included in the feasibility study. Additionally, cost overrun requirements of lenders are estimated to be approximately $100 million.

Spending activity in the last 18 months for the Nkamouna Project was mostly limited to expenditures expected to confirm the feasibility of the Project, to enhance the likely development of the Nkamouna Project and to reduce process risk. We plan to continue this approach until we are reasonably satisfied that Nkamouna Project debt and equity financing in required amounts can be completed.

Financing to develop the Nkamouna Project will be dependent on numerous additional factors, including:

•	Our success in raising our portion of required equity for Project financing;

•	Availability and cost of Project debt;

•	Concurrence by lenders that mineral processing and the cash flows forecast in the feasibility study will be achievable;

•	Market conditions and demand for the cobalt, nickel and manganese products to be produced;

•	Terms of available metal sales agreements;

•	Cost trends and availability of mining and processing equipment, operating materials and services necessary to develop and operate the Project;

•	Environmental and reclamation commitments;

•	Compliance with any additional government requirements or approvals associated with Project development and operation;

•	Geopolitical developments and national elections in Cameroon; and

•	The relative competitive position of existing and prospective cobalt and nickel projects worldwide.

Other significant factors affecting development include operating the Nkamouna Project through GeoCam as an autonomous Cameroonian entity, GeoCam’s ability to recruit, train and retain a qualified and stable local workforce and mining professionals to manage mine development, construction and operation, and the logistical challenges of operating the Project in a relatively undeveloped, remote area in Cameroon.

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

We also explore for economic deposits of other minerals. We hold the following early stage exploration prospects: exploration licenses in New Caledonia (chromite); exploration permits and mining claims in Arizona (gold); leases, mining claims and exploration permits in Colorado and Wyoming (uranium); and mining claims in New Mexico (rare earth and other specialty metals).

Capital Resources and Liquidity

Until we begin to receive operating revenue, our cash resources and ability to access additional financing will be critical to our financial condition. At March 31, 2011 we had approximately $28.1 million of cash and cash equivalents on a consolidated basis, a decrease of approximately $4.3 million from December 31, 2010. Our cash is invested in U.S. dollar deposits and highly liquid money market funds, and GeoCam’s funds are held in the Cameroon branch of a large international bank.

With our assistance, GeoCam engaged a large international bank as its financial advisor in August 2010. During 2010 we met with various large international businesses that have indicated an interest in the purchase of future off-take from, and possible investment in, the Nkamouna Project.

In early 2011 we engaged a large multi-national investment banking firm as financial advisor to advise and assist the Company in discussions with strategic partners for the Nkamouna Project and to review financing alternatives and our equity requirements in connection with the Project financing.

New mining projects such as the Nkamouna Project are typically financed using a combination of debt and equity. We plan to attempt to finance all capital costs, start up expenses and financing costs of the Project in such manner. GeoCam will be required to furnish, as equity, more than 40% of the total estimated costs for the Nkamouna Project. The GeoCam financial advisor has estimated that our share of future GeoCam equity to complete debt financing for the Project will be approximately $225 million. We will seek to access debt and equity capital markets during the balance of 2011. These figures reflect the amount and timing of equity capital we will be required to contribute to GeoCam as a condition to Project financing. These efforts to raise capital may be unsuccessful. We are also considering other alternatives as outlined below.

Based on the estimated capital and start-up costs of the Nkamouna Project, we presently do not have sufficient capital resources available to meet expected equity requirements. Our ability to raise required additional capital for this purpose will depend on a number of factors, many of which are partly or wholly outside of our control, including the state of world-wide financial, commodity and other markets. These factors must be addressed for the GeoCam shareholders to obtain the required equity. Terms of any equity financing by the Company, if available, are expected to be dilutive to our present stockholders. We are seeking stockholder approval for an amendment to our Certificate of Incorporation to increase our authorized common stock by 400,000,000 shares, which may be needed to raise significant additional equity.

The GeoCam shareholders, including the Company, are considering strategic partners for GeoCam who might acquire an equity interest in GeoCam either directly or by acquiring part or all of the shareholders’ interests and who could obtain a priority in purchases of products produced. If we are unable to raise our share of equity required as a condition to Project debt financing, construction of the Nkamouna Project would be delayed. We are investigating all strategic alternatives including selling some or all of our interest in the Project.

We do not anticipate generating revenue until operations at the Nkamouna Project begin, which could be late 2014 or thereafter. We believe that our cash resources will satisfy our capital and liquidity requirements for pre-construction operations through mid-2012, depending on GeoCam’s level of activity. The GeoCam pre-construction 2011 expenditures are presently expected to be approximately $15 million. GeoCam’s operating expenses are provided through capital increases approved by the shareholders of GeoCam and funded in accordance with the respective ownership interests prior to the capital increase. We will be obligated to fund 60.5% of all future GeoCam capital increases. We anticipate that at least $9 million of our available cash will be used to meet our share of anticipated ongoing operating pre-construction expenses in Cameroon in 2011. We expect our 2011 general and administrative expenses in the United States to total approximately $6 million, and that we will also expend up to $3.5 million for exploration of mineral properties, or investment in other resource entities, in the United States and elsewhere. We expect that a significant portion of our cash resources will be expended or committed for these purposes through 2011 or later and that our cash balances will continue to decrease from quarter to quarter. Based on our current planned 2011 expenditures, we anticipate that our 2011 year end consolidated cash and cash equivalents will be approximately $14 to $15 million.

Neither the Company, nor GeoCam, has any material debt or other similar obligations or commitments. We believe that our present capital resources will be sufficient to satisfy the Company’s existing capital and liquidity requirements described above through at least the middle of 2012, not including our anticipated equity requirements in connection with the Project debt financing by GeoCam. We have no standby financing arrangements currently in place. We plan to explore the availability of Company debt or equity capital during the remainder of 2011.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010:

The Company had no revenue and incurred losses from operations during the first quarters of 2011 and 2010, and has had no revenue from operations since inception. The net loss attributed to the Company increased approximately $0.5 million in the first quarter of 2011 compared to the first quarter 2010. Exploration expenses increased by $0.2 million in the quarter compared to the year earlier period, of which $0.1 million represents a decrease in exploration costs in Cameroon and an increase of $0.3 million in exploration expense in other Company projects in New Mexico and New Caledonia. Exploration office costs of GeoCam decreased $0.1 million in 2011, reflecting the scaling back of activities. Property evaluation expenses remained constant from 2010 to 2011.

Stock compensation expense decreased approximately $0.1 million. During the first quarter of 2011 we made the annual grants of options under the Stock Option Plan to officers, directors and employees as well as stock award grants under the Stock Award Plan. Stock compensation expense was higher in 2010 primarily due to a higher stock price on the grant date resulting in higher stock compensation expense under the Black-Scholes option pricing model. Change in fair value of warrants for the first quarter of 2011 was ($0.1) million compared to ($0.3) million for the same period in 2010. The decrease is due to lower volatility in the current quarter as the warrants are getting closer to their expiration date.

General and administrative expenses in the United States increased $0.1 million in the quarter, when compared to the first quarter of 2010 as general and administrative activities remained constant.

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

Safe Harbor Statement

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. Our forward-looking statements include, without limitation statements with respect to the feasibility study for the Nkamouna Project; our expectations regarding capital required at the Nkamouna Project; requirements for additional capital; anticipated terms and requirements under future Project debt financing arrangements; anticipated expenditures in 2011; our anticipated cash position at the end of 2011; and our plans with respect to future debt and equity financing.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from such forward-looking statements (“cautionary statements”) are disclosed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and include the results of the feasibility study update; the availability of financing on acceptable terms or at all; actual results of current exploration activities; conclusions of economic evaluations; changes in project parameters as plans continue to be refined; future prices of metals; possible variations in ore reserves, grades, or recovery rates; labor disputes, delays in obtaining governmental approvals or changes in governmental laws and regulations; delays in the completion of development or construction activities and other factors as described herein. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of March 31, 2011.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting occurred during our last fiscal quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended March 31, 2011, management concluded that there were no such changes to our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 1A.	RISK FACTORS.

There are no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

GEOVIC MINING CORP.
Registrant

May 9, 2011	By:	/s/ Michael T. Mason
Michael T. Mason
Chief Executive Officer

May 9, 2011	By:	/s/ Greg Hill
Greg Hill
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002