Form 10-K/A
period 2010-12-31
GEOVIC MINING CORP.
filed 2011-08-12
CIK 1398005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates, computed by reference to the closing price of the common stock as of June 30, 2010, the last business day of the Registrant’s second fiscal quarter of its most recently completed fiscal year, was approximately $45,743,720.

At March 24, 2011, there were 104,577,512 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, no later than 120 days after the end of the Registrant’s fiscal year.

EXPLANATORY NOTE

Geovic Mining Corp. (the “Registrant”) is amending Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2010 to include the signature of its independent registered public accounting firm to the Report of the independent registered public accounting firm. The signature was included in the Report of the independent registered public accounting firm provided to the Registrant, but was inadvertently omitted from the Registrant’s previous filing of the Form 10-K as originally filed on March 29, 2011. Item 8 is included in its entirety, but no other changes have been made to Item 8.

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

/s/ Ernst & Young LLP

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

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Years ended December 31,			Unaudited period from Nov. 16, 1994 (inception) to
	2010	2009	2008	Dec. 31, 2010
EXPENSES (INCOME)
Exploration costs [note 4]	$16,299	$10,966	$27,464	$78,159
General and administrative	7,798	8,236	6,382	31,291
Stock based compensation [note 7-8]	784	972	2,466	17,857
Change in fair value of warrants [note 8]	(662)	116	—	(546)
Interest and bank charges	60	55	152	354
Depreciation	895	734	244	2,653
Mineral property impairment	—	—	3,244	3,244

Total expenses	25,174	21,079	39,952	133,012

Interest income	(6)	(112)	(1,132)	(4,796)

Net loss before income taxes	(25,168)	(20,967)	(38,820)	(128,216)
Income tax expense (benefit) [note 12]	—	(75)	(436)	(65)

Consolidated net loss	(25,168)	(20,892)	(38,384)	(128,151)

Less: Net loss attributed to the noncontrolling interest	(6,884)	(4,601)	(11,501)	(26,200)

Net loss attributed to Geovic	$(18,284)	$(16,291)	$(26,883)	$(101,951)

Net loss per share	$(0.18)	$(0.16)	$(0.26)

Weighted average shares outstanding	103,829,109	103,016,274	102,398,897

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

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,			Unaudited period from Nov. 16, 1994 (inception) to
	2010	2009	2008	Dec. 31, 2010
OPERATING ACTIVITIES
Consolidated net loss	$(25,168)	$(20,892)	$(38,384)	$(128,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	895	734	244	2,653
Stock-based compensation expense	784	972	2,466	17,857
Change in fair value of warrants	(662)	116	—	(546)
Mineral property impairment	—	—	3,244	3,244
Changes in non-cash operating working capital:
(Increase) decrease in income tax receivable	—	458	(54)	—
(Increase) in prepaid expenses	(76)	(18)	(283)	(538)
Decrease (increase) in other assets	96	475	(324)	7
(Increase) decrease in deposits	(71)	4	34	(199)
Increase (decrease) in accrued liabilities and other payables	221	(1,753)	3,623	3,644
Increase (decrease) in income tax payable	—	—	—	—
Increase (decrease) in other liabilities	(135)	(341)	782	547
Increase in related party payables	20	176	152	348

Cash used in operating activities	(24,096)	(20,069)	(28,500)	(101,134)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(427)	(290)	(4,323)	(6,484)
Acquisition of mineral leases	—	—	(421)	(3,244)

Cash used in investing activities	(427)	(290)	(4,744)	(9,728)

FINANCING ACTIVITIES
Noncontrolling interest contribution	7,676	5,322	18,767	36,857
Cash paid to rescind exercise of stock options	—	—	—	(15)
Proceeds from issuance of common stock and preferred stock	—	—	—	95,589
Proceeds from issuance of stock purchase warrants	—	—	—	16,168
Proceeds from exercise of stock options and stock purchase warrants	77	6	182	2,391
Stock issue costs	—	—	—	(7,745)

Cash provided by financing activities	7,753	5,328	18,949	143,245
Net increase (decrease) in cash and cash equivalents	(16,770)	(15,031)	(14,295)	32,383
Cash and cash equivalents, beginning of year	49,153	64,184	78,479	—

Cash and cash equivalents, end of year	$32,383	$49,153	$64,184	$32,383

SUPPLEMENTAL INFORMATION
Taxes Paid	$—	$—	$—	$—

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 2011.

Geovic Mining Corp.
Registrant
By:	/S/ MICHAEL T. MASON
Name:	Michael T. Mason
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated.

Signature	Title	Date
/S/ MICHAEL T. MASON Michael T. Mason	Chief Executive Officer and Director (Principal Executive Officer)	August 12, 2011

/S/ BARBARA A. FILAS Barbara A. Filas	President	August 12, 2011

/S/ WILLIAM A. BUCKOVIC William A. Buckovic	Executive Vice President and Director	August 12, 2011

/S/ GREG HILL Greg Hill	Chief Financial Officer (Principal Financial Officer)	August 12, 2011

/S/ DIANE HARTNETT Diane Hartnett	Controller (Principal Accounting Officer)	August 12, 2011

/S/ ROBERT J. (DON) MACDONALD Robert J. (Don) MacDonald	Director	August 12, 2011

/S/ JOHN E. SHERBORNE John E. Sherborne	President, New Ventures Division and Director	August 12, 2011

/S/ WADE NESMITH Wade Nesmith	Director	August 12, 2011

/S/ GREGG SEDUN Gregg Sedun	Director	August 12, 2011

/S/ MICHAEL A. GOLDBERG Michael A. Goldberg	Director	August 12, 2011

/S/ JOHN T. PERRY John T. Perry	Director	August 12, 2011

/S/ PAUL D. ROSE Paul D. Rose	Director	August 12, 2011

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Domestication of the Registrant, dated November 21, 2006, incorporated by reference to Exhibit 3.1 to Form 10 Registration Statement filed May 14, 2007.

3.2	Certificate of Incorporation of the Registrant, dated November 21, 2006, incorporated by reference to Exhibit 3.2 to Form 10 Registration Statement filed May 14, 2007.

3.3	Bylaws of Registrant, incorporated by reference to Exhibit 3.3 to Form 10 Registration Statement filed May 14, 2007.

4.1	Warrant Indenture dated December 1, 2006 between Geovic Mining Corp and Pacific Corporate Trust Company, incorporated by reference to Exhibit 4.2 to Form 10 Registration Statement filed May 14, 2007.

4.2	Warrant Indenture dated March 1, 2007 between Geovic Mining Corp and Pacific Corporate Trust Company, incorporated by reference to Exhibit 4.3 to Form 10 Registration Statement filed May 14, 2007.

4.3	Warrant Indenture dated April 20, 2007 between Geovic Mining Corp and Pacific Corporate Trust Company, incorporated by reference to Exhibit 4.4 to Form 10 Registration Statement filed May 14, 2007.

4.4	Geovic Mining Corp. Audit Committee Charter Adopted April 30, 2007, incorporated by reference to Exhibit 4.5 to Form 10 Registration Statement filed May 14, 2007.
10.1	Independent Contractor Agreement between Geovic, Ltd. and Mineral Services, LLC, as amended and restated effective June 30, 2010, incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 6, 2010.

10.1A	Independent Contractor Agreement between Geovic, Ltd. and Mineral Services, LLC, as amended and restated effective June 15, 2009, incorporated by reference to Exhibit 10.2 to Form 10-K filed March 30, 2010.

10.2	Republic of Cameroon Mining Permit Decree, Dated April 11, 2003, incorporated by reference to Exhibit 10.4 to Form 10 Registration Statement filed May 14, 2007.

10.3	Mining Convention Between The Republic of Cameroon and Geovic Cameroon, S.A., dated July 31, 2002, incorporated by reference to Exhibit 10.5 to Form 10 Registration Statement filed May 14, 2007.

10.4	Geovic Cameroon Plc Shareholders Agreement, dated April 9, 2007, incorporated by reference to Exhibit 10.6 to Form 10 Registration Statement filed May 14, 2007.

10.5	Executive Employment Agreement of William A. Buckovic, dated January 1, 2008, including amendment effective January 1, 2010, incorporated by reference to Exhibit 10.9 for Form 10-K filed March 30, 2010.

10.6	Executive Employment Agreement of David C. Beling, dated January 1, 2008, including amendment effective January 1, 2010, incorporated by reference to Exhibit 10.10 for Form 10-K filed March 30, 2010.

E-1

Exhibit Number	Description

10.7	Executive Employment Agreement of John E. Sherborne Jr., dated January 1, 2008, including amendment effective January 1, 2010, incorporated by reference to Exhibit 10.11 for Form 10-K filed March 30, 2010.

10.8	Executive Employment Agreement of Greg Hill, dated January 1, 2008, including amendment effective January 1, 2010, incorporated by reference to Exhibit 10.12 for Form 10-K filed March 30, 2010.

10.9	Executive Employment Agreement of Barbara A. Filas, dated February 16, 2009, including amendment effective January 1, 2010, incorporated by reference to Exhibit 10.13 for Form 10-K filed March 30, 2010.

10.10	Executive Employment Agreement of Alan W. Peryam, dated October 1, 2008, including amendment effective January 1, 2010, incorporated by reference to Exhibit 10.14 for Form 10-K filed March 30, 2010.

10.11	Executive Employment Agreement of Gary R. Morris, dated January 1, 2007, including amendment effective January 1, 2010, incorporated by reference to Exhibit 10.15 for Form 10-K filed March 30, 2010.

10.12	Executive Employment Agreement of Shelia I. Short, dated January 1, 2007, including amendment effective January 1, 2010, incorporated by reference to Exhibit 10.17 for Form 10-K filed March 30, 2010.

10.13	Executive Employment Agreement of Diane M. Hartnett, dated June 22, 2009, incorporated by reference to Exhibit 10.18 for Form 10-K filed March 30, 2010.

10.14	Geovic Mining Corp. Second Amended and Restated Stock Option Plan, amended as of January 21, 2011.
10.15	Agreement on Settlement of Governance and past Financial Situation of Geovic Cameroon PLC dated 31 December 2007, incorporated by reference to Exhibit 10.19 to Form 10-K filed March 31, 2008.

10.16	Contract for Professional and Technical Services between Geovic Cameroon Plc and Geovic, Ltd., effective January 1, 2010, incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 6, 2010.

10.17	Contract for Professional and Technical Services between Geovic Cameroon Plc and Geovic, Ltd., effective January 1, 2011.

10.18	Charter of Compensation Committee for Geovic Mining Corp., incorporated by reference to Exhibit 10.22 to Form 10-K filed March 31, 2008.

10.19	Charter for Nominating and Corporate Governance Committee for Geovic Mining Corp., incorporated by reference to Exhibit 10.23 to Form 10-K filed March 31, 2008.

10.20	Professional Services Agreement between Geovic Cameroon PLC and Lycopodium Minerals Pty. Ltd., dated December 2, 2009, incorporated by reference to Exhibit 10.28 on Form 10-K filed March 30, 2010.

10.21	Geovic Mining Corp. 2010 Stock Award Plan, incorporated by reference to Exhibit 10.1 on Form 8-K filed June 15, 2010, incorporated by reference to Exhibit 10.21 on Form 10-K filed March 29, 2011.

10.22	Michael Mason Employment Agreement, dated January 21, 2011, incorporated by reference to Exhibit 10.22 on Form 10-K filed March 29, 2011.

10.23	Timothy Arnold Employment Agreement, dated January 21, 2011, incorporated by reference to Exhibit 10.23 on Form 10-K filed March 29, 2011.

10.24	David Beling Severance Agreement, dated effective December 31, 2010, incorporated by reference to Exhibit 10.24 on Form 10-K filed March 29, 2011.

E-2

Exhibit Number	Description

10.25	Office Lease Agreement between CCP/MS SSIII Denver Tabor Center I Property Owner LLC and Geovic Mining Corp. dated August 21, 2008, incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed October 8, 2008.

10.26	Whistle-Blower Policy adopted December 21, 2009, incorporated by reference to Exhibit 10.30 from 10-K filed March 30, 2010.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.*

23.2	Consent of Pincock Allen & Holt.

23.3	Consent of SRK Consulting (United States.), Inc.

31.1	Rule 13A-14(A) Certification of CEO.*

31.2	Rule 13A-14(A) Certification of CFO.*

32.1	Section 1350 Certification—CEO.*

32.2	Section 1350 Certification—CFO.*

*	Filed herewith.

E-3