Form 10-Q
period 2011-09-30
GEOVIC MINING CORP.
filed 2011-11-09
CIK 1398005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

106,281,754 Shares of Common Stock, $0.0001 par value, were outstanding at November 7, 2011

Geovic Mining Corp.

(an exploration stage company)

FORM 10-Q

For the Three and Nine Months Ended September 30, 2011

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$19,652	$32,383
Restricted cash	98	—
Prepaid expenses	356	538
Other	344	101

Total current assets	20,450	33,022
Property, plant and equipment, net [note 5]	3,309	3,830
Deposits	212	90

Total assets	$23,971	$36,942

LIABILITIES
Current liabilities:
Accrued liabilities and other payables	$1,954	$3,644

Total current liabilities	1,954	3,644
Other liabilities	505	547
Related party payable	278	348
Share-based payment liability [notes 7 and 8]	—	129

Total liabilities	2,737	4,668

Commitments and contingencies [note 13]
EQUITY
Stockholders’ equity:
Common stock, par value of $0.0001, 200 million shares authorized and 105.1 and 104.3 million shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	10	10
Additional paid-in capital	109,280	108,486
Stock purchase warrants	1,078	1,078
Deficit accumulated during the exploration stage	(99,922)	(87,957)

Total stockholders’ equity	10,446	21,617
Noncontrolling interest [note 10]	10,788	10,657

Total equity	21,234	32,274

Total liabilities and equity	$23,971	$36,942

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,		Unaudited Period from Nov. 16, 1994 (inception) to September 30, 2011
	2011	2010	2011	2010
EXPENSES (INCOME)
Exploration costs [note 4]	$2,878	$4,256	$8,493	$11,148	$86,652
General and administrative	1,830	1,674	5,541	5,322	36,832
Stock based compensation [notes 6 and 7]	174	121	747	712	18,604
Change in fair value of warrants [note 7]	—	30	(129)	(589)	(675)
Interest and bank charges	8	17	30	44	384
Depreciation	233	220	703	661	3,356
Mineral property impairment	—	—	—	—	3,244

Total Expenses	5,123	6,318	15,385	17,298	148,397
(Gain)/Loss on asset disposal	(11)	—	62	—	62
Other income	(327)	—	(327)	—	(327)
Interest income	(20)	(2)	(48)	(4)	(4,844)

Net loss before income taxes	(4,765)	(6,316)	(15,072)	(17,294)	(143,288)
Income tax benefit [note 11]	—	—	—	—	(65)

Consolidated net loss	(4,765)	(6,316)	(15,072)	(17,294)	(143,223)

Less: Net loss attributed to the noncontrolling interest	(897)	(1,742)	(3,107)	(4,717)	(29,307)

Net loss attributed to Geovic stockholders	$(3,868)	$(4,574)	$(11,965)	$(12,577)	$(113,916)

Net loss per share attributed to Geovic common stockholders	$(0.04)	$(0.04)	$(0.11)	$(0.12)

Weighted average shares outstanding basic and diluted	104,679,778	103,912,857	104,605,701	103,679,626

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED STATEMENTS OF

EQUITY

(Unaudited, in thousands, except share amounts)

	Common Stock		Additional paid-in capital	Stock Purchase Warrants
	Shares	Amount			Deficit	Noncontrolling Interest	Total
Balance, December 31, 2009	103,074,046	$10	$107,625	$1,078	$(69,673)	$9,865	$48,905

Issuance of common stock [note 6]	139,000	—	—	—	—	—	—
Stock options exercised [note 6]	1,079,366	—	77	—	—	—	77
Stock-based compensation [note 6]	—	—	784	—	—	—	784
Noncontrolling interest contribution	—	—	—	—	—	7,676	7,676
Net loss	—	—	—	—	(18,284)	(6,884)	(25,168)

Balance, December 31, 2010	104,292,412	$10	$108,486	$1,078	$(87,957)	$10,657	$32,274

Issuance of restricted stock [note 6]	210,000	—	—	—	—	—	—
Stock options exercised [note 6]	595,540	—	47	—	—	—	47
Stock-based compensation [note 6]	—	—	747	—	—	—	747
Noncontrolling interest contribution	—	—	—	—	—	3,238	3,238
Net loss	—	—	—	—	(11,965)	(3,107)	(15,072)

Balance, September 30, 2011	105,097,952	$10	$109,280	$1,078	$(99,922)	$10,788	$21,234

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,		Unaudited Period from Nov. 16, 1994 (inception) to September 30, 2011
	2011	2010	2011	2010
OPERATING ACTIVITIES
Consolidated net loss	$(4,765)	$(6,316)	$(15,072)	$(17,294)	$(143,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	233	220	703	661	3,356
Stock-based compensation expense	174	121	747	712	18,604
Change in fair value of warrants	—	30	(129)	(589)	(675)
(Gain)/Loss on disposal of assets	(11)	—	62	—	62
Write-off of mineral leases	—	—	—	—	3,244
Changes in non-cash operating working capital:
Increase in restricted cash	(75)	—	(98)	—	(98)
(Increase) decrease in prepaid expenses	257	179	182	41	(356)
Increase in other assets	(190)	(98)	(243)	(64)	(236)
Increase in deposits	(31)	(75)	(122)	(71)	(321)
Increase (decrease) in accrued liabilities and other payables	123	(951)	(1,690)	(1,633)	1,954
Increase (decrease) in other liabilities	(6)	49	(42)	(77)	505
Increase (decrease) in related party payable	83	82	(70)	(82)	278

Cash used in operating activities	(4,208)	(6,759)	(15,772)	(18,396)	(116,906)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(18)	(72)	(295)	(218)	(6,779)
Proceeds on sale of assets	—	—	51	—	51
Acquisition of mineral leases	—	—	—	—	(3,244)

Cash used in investing activities	(18)	(72)	(244)	(218)	(9,972)
FINANCING ACTIVITIES
Noncontrolling interest contribution	—	2,117	3,238	4,378	40,095
Proceeds from issuance of common stock and preferred stock	—	—	—	—	95,589
Cash paid to rescind exercise of stock options	—	—	—	—	(15)
Proceeds from issuance of stock warrants	—	—	—	—	16,168
Proceeds from exercise of stock options and warrants	37	31	47	75	2,438
Stock issue costs	—	—	—	—	(7,745)

Cash provided by financing activities	37	2,148	3,285	4,453	146,530

Net increase (decrease) in cash	(4,189)	(4,683)	(12,731)	(14,161)	19,652
Cash, beginning of period	23,841	39,675	32,383	49,153	—

Cash, end of period	$19,652	$34,992	$19,652	$34,992	$19,652

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

As an exploration stage company, we have a history of losses, deficits and negative operating cash flows and may continue to incur losses in the future. We continue to evaluate our cash position and cash utilization. We believe that our present capital resources will be sufficient to satisfy the Company’s existing capital and liquidity requirements into the fourth quarter of 2012, not including our anticipated equity requirements in connection with the debt financing by GeoCam to fund development of the Nkamouna Project. A feasibility study we initiated for the Nkamouna Project in December 2009 was completed in April 2011. Our future success will be largely dependent on our ability to develop and mine our reserves in the Nkamouna Project. We do not have available financial resources necessary to construct and open the Project and we are actively seeking third party sources of funding.

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

3. LOSS PER SHARE

Basic loss per share has been computed by dividing the net loss applicable to the Company’s common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by including the dilutive effect of common stock that would be issued assuming exercise of the outstanding stock options and stock purchase warrants. Shares underlying all outstanding options and warrants are excluded from the computation of diluted loss per share for each of the three and nine months ended September 30, 2011 and 2010 because the effect would have been anti-dilutive.

4. EXPLORATION COSTS

Exploration costs relate to the search for mineral deposits with economic potential. Exploration costs are expensed as incurred. GeoCam gained exclusive rights for the exploitation of the cobalt and nickel deposits with the granting of a Mining Convention by the government of Cameroon on August 1, 2002. The Mining Convention grants GeoCam the exclusive rights to mine, process, and export cobalt, nickel and related substances from lands subject to a Mining Permit, which was granted by decree on April 11, 2003. The Mining Convention, which has a primary term of 25 years, sets forth all legal and fiscal provisions governing the mining operation. It is renewable under certain conditions in 10-year increments for the life of the resource. In addition to exploration through GeoCam, our New Ventures group provides a pipeline of opportunities for future growth through grassroots exploration.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

The following is a summary of the exploration costs incurred by the Company:

	Three Months Ended		Nine Months Ended		Unaudited Period from November 16, 1994 (inception) to September 30, 2011
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Cameroon, Africa:
Property evaluation	$1,068	$2,394	$3,548	$6,700	$52,154
Office costs	1,148	1,444	3,218	3,583	28,502

	2,216	3,838	6,766	10,283	80,656

Other projects:
Colorado/Wyoming	18	83	75	187	2,051
Arizona	61	158	316	363	1,264
New Mexico	230	—	437	—	437
New Caledonia	229	—	597	—	1,619
Papua New Guinea	64	—	233	—	233
Other	60	177	69	315	392

	662	418	1,727	865	5,996

Total Exploration Costs	$2,878	$4,256	$8,493	$11,148	$86,652

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	September 30, 2011	December 31, 2010
Cameroon, Africa:
Machinery and equipment	$3,149	$3,149
Vehicles	938	989
Buildings	413	412
Furniture and equipment	529	529
Equipment in transit	66	66

	5,095	5,145
Less accumulated depreciation	(2,099)	(1,729)

	2,996	3,416

United States:
Machinery and equipment	$102	$8
Furniture and equipment	553	688
Other	144	73

	799	769
Less accumulated depreciation	(486)	(355)

	313	414

	$3,309	$3,830

During the three months ended September 30, 2011, GeoCam rented idle equipment to a third party and recorded $327 as other income in our condensed consolidated statements of operations as a result of this transaction.

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

The following table and related information summarizes the Company’s stock options and the stock option activity for the nine months ended September 30, 2011:

	Options Outstanding			Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share*
Available and outstanding at December 31, 2010	2,995,048	15,704,952	0.80
Granted	(1,720,000)	1,720,000	0.70
Exercised	595,540	(595,540)	0.08
Forfeited	1,200,000	(1,200,000)	1.33
Expired	350,000	(350,000)	0.77

Available and outstanding at September 30, 2011	3,420,588	15,279,412	$0.78	5.73	$721

Exercisable at September 30, 2011		13,679,912	$0.78	5.35	$721
Vested or expected to vest at September 30, 2011		15,262,135	$0.78	5.73	$721

*	Some of the options are granted with Canadian dollar exercise prices, and the weighted average prices reflect the U.S. dollar equivalent prices.

The following stock option grants were issued by the Company during the nine months ended September 30, 2011 and 2010 respectively:

•

The Company granted 1,720,000 options under the Company Option Plan [2010 – 1,725,000]. The Company recorded compensation expense of $558 relating to vesting of the grants [2010 —$591]. Included in the 2011 grants are 500,000 options issued to an executive of the Company which are scheduled to vest upon the successful completion of financing of the Nkamouna project or certain other events and, if not vested, are scheduled to expire January 21, 2012. The remaining options vest 40% upon grant and 30% on each of the first and second anniversaries of the date of grant. As of September 30, 2011, there was $222 of total unrecognized compensation expense related to non-vested stock based compensation granted under the Company Option Plan which is expected to be recognized over a weighted average period of 0.7 years.

•

The weighted-average fair value per share of options granted under the Company’s Options Plan during 2011 was $0.40 [2010—$0.47]. The total intrinsic value of share options exercised was $152 [2010—$491]. The total cash received from the exercise of stock options was $47 [2010—$44].

The fair value of all stock options granted during the nine months ended September 30, 2011 and 2010 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2011	2010
Expected dividend	0.0%	0.0%
Risk-free interest rate	1.9% -2.6%	2.1%-2.6%
Expected volatility*	67.0% -67.7%	68.6%-69.7%
Expected life (in years)	5.5	5.5

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

*	For the nine months ended September 30, 2011, volatility was estimated based on combining the Company’s historical volatility with the historical volatilities of certain other comparable exploration stage mining companies.

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

Stock awards

The Company adopted the 2010 Company Stock Award Plan (the “Stock Award Plan”) that was approved in June 2010. The Common Stock that may be issued pursuant to Stock Awards shall not exceed 2,000,000 shares of Common Stock. The Common Stock subject to the Stock Award Plan shall be authorized and unissued stock. Stock Awards may be granted to Employees, Directors, Officers and Consultants. Stock Awards may be granted as Restricted Stock Awards or Restricted Stock Units. During the nine months ended September 30, 2011, we granted 210,000 Restricted Stock Awards to certain members of the executive management team and the Board of Directors. The Restricted Stock Awards vest 40% on the grant date (January 21, 2011), 30% on the 1st anniversary of the grant date, and 30% on the 2nd anniversary of the grant date. For the nine months ended September 30, 2011, the Company recognized compensation expense of $103 related to the Restricted Stock Awards. Also during the nine months ended September 30, 2011, we issued 180,000 Restricted Stock Units to certain members of the Board of Directors. The Restricted Stock Units will vest on the first anniversary of the grant date. The shares will be issued to the recipient on the earlier of their termination date or on the third anniversary of the grant date. For the nine months ended September 30, 2011, the Company recognized compensation expense of $86 related to the Restricted Stock Units.

7. STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50 million shares of preferred stock, with a par value of $0.0001. There are no shares of preferred stock issued or outstanding as of September 30, 2011.

Stock Purchase Warrants

The Company adjusts the share-based payment liability to the fair value each reporting period. The fair value adjustment for the stock purchase warrants did not materially affect net loss or loss per share in the condensed consolidated statement of operations for the nine months ended September 30, 2011.

The following table and related information summarizes the Company’s stock purchase warrants at September 30, 2011 and the stock purchase warrant activity for the nine months ended September 30, 2011:

	Number Outstanding	Weighted-Average Exercise Price per Share
Warrants outstanding at December 31, 2010	18,892,096	$2.99
Expired	(300,000)	1.24

Warrants outstanding at September 30, 2011	18,592,096	$3.02

All outstanding warrants were fully amortized in 2009 thus the Company recorded no compensation expense relating to vesting of grants [2010—$0]. The Company also recorded a gain of $129 in 2011 [2010—gain of $619] for the change in the fair value of the warrants that have exercise prices that are denominated in Canadian dollars.

The warrants outstanding at September 30, 2011 expire as follows: 2,999,996 November 2011, 10,800,000 March 2012 and 4,792,100 April 2012.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

8. DERIVATIVE INSTRUMENTS

Derivative Liabilities

The Company currently does not hold derivative instruments to manage its exposure to commodity prices. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. All derivative financial instruments are recognized on the condensed consolidated balance sheets at fair value. Changes in fair value are recognized in earnings if they are not eligible for hedge accounting or other comprehensive income if they qualify for cash flow hedge accounting.

A Black-Scholes option-pricing model was used to obtain the fair value of the Company’s stock purchase warrants. The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying condensed consolidated balance sheets were as follows:

Derivative Instruments	Balance Sheet Account	September 30, 2011	December 31, 2010
Stock purchase warrants	Share-based payment liabilities	$—	$129

The effect of derivative instruments not designed as hedging instruments on the accompanying condensed consolidated statements of operations was a gain of $129 for the nine months ended September 30, 2011.

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

At September 30, 2011 and December 31, 2010, the carrying amounts of cash and cash equivalents, restricted cash and trade payables represented fair value because of the short-term nature of these instruments.

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

During the three months ended September 30, 2011 GeoCam completed no cash calls.

During the nine months ended September 30, 2011 GeoCam completed 2 cash calls, equivalent to approximately $8.2 million. In the cash calls Geovic paid approximately $5.0 million, representing 60.5% of the cash calls and the noncontrolling interest paid cash of approximately $3.2 million.

At September 30, 2011 there are no approved cash calls remaining, however, GeoCam may approve another capital increase later this year.

The noncontrolling interest balance of approximately $10.8 million at September 30, 2011 [December 31, 2010 – $10.7 million] represents the balance from the capital increases contributed by the noncontrolling interest as described above. The difference between the original amounts contributed and the balance at September 30, 2011 represents the noncontrolling interest share of the actual expenditures from January 1, 2007 through September 30, 2011.

11. INCOME TAXES

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

There was no benefit from income taxes in the three and nine months ended September 30, 2011 and during the same periods in 2010. The effective tax rate was 0% for the three and nine months ended September 30, 2011 and for the same periods in 2010. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, change in valuation allowance offsetting foreign and domestic operating losses and foreign taxes at rates other than 35%.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the three and nine months ended September 30, 2011, the Company recognized no potential interest or penalties with respect to unrecognized tax benefits.

The Company had no unrecognized tax benefit as of September 30, 2011 or change in unrecognized tax benefits that would impact the effective rate. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the remainder of the year.

12. RELATED PARTY TRANSACTIONS

[a]	On June 15, 2009, Geovic, Ltd., entered into an agreement with Mineral Services, LLC which was amended effective December 31, 2009 and June 15, 2010, related to project development, technical, financing, and marketing services. Mineral Services, LLC is owned by Michael Mason, a director of the Company. Total fees paid to Mineral Services, LLC under the agreement during the three and nine months ended September 30, 2011 were $0 and $6, respectively [2010—$28 and $28]. Michael Mason became Chief Executive Officer of the Company on January 21, 2011 and, as a result, the consulting agreement was cancelled at that time.

[b]	Geovic held an option granted in 2006 to acquire the 0.5% ownership interest in GeoCam held by William A. Buckovic, an officer and director of the Company and Geovic. Under the option agreement, Geovic was obligated to pay all GeoCam capital increases on behalf of Mr. Buckovic to maintain his ownership interest in GeoCam. Effective September 2010, the Company exercised its right to acquire the 0.5% ownership interest in GeoCam by issuing 139,000 shares of the Company with an estimated fair value of approximately $85 to Mr. Buckovic. As the shares were issued for no cash proceeds nor generated any change in noncontrolling interest, no change in equity is reflected in the financial statements. As a result of exercising the right to purchase the 0.5% ownership interest in 2010, the Company fully owned the 60.5%. During the three and nine months ended September 30, 2011 Geovic paid $0 in the cash calls on behalf of a related party [2010—$14 and $29].

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

[c]	GeoCam entered into a professional and management services contract with Société Nationale d’Investissement du Cameroun (“SNI”), the holder of 20% and representative of other holders of an additional 19.5% of the outstanding shares of GeoCam. The services are for government relations and administrative matters related to project development. GeoCam has expensed $82 per quarter during 2011 for these services [2010 – $82 per quarter].

13. COMMITMENTS AND CONTINGENCIES

[a]	In November 2009, five management level consultants or employees of GeoCam filed litigation in Cameroon, claiming approximately $2.2 million as compensation and damages as a result of termination of their services by GeoCam in connection with a reduction in workforce in February and March 2009. In April 2010 the litigation was dismissed. In July 2010 the litigation was brought before another jurisdiction and, on June 3, 2011, the court before which four of the matters were pending entered judgments in favor of the four claimants totaling CFA 780,339,500 (approximately $1.6 million at November 1, 2011). The fifth matter has yet to be ruled on. GeoCam has filed appeals in all four matters which stayed enforcement of the judgments pending resolution of the appeals. However, the Company believes all contractual and other obligations to the individuals were satisfied and that the appeals will ultimately be resolved favorable to GeoCam. Given the initial judgments, we believe it is reasonably possible that the outcome will be unfavorable to GeoCam, but we do not believe that an unfavorable outcome is probable, therefore, we have not accrued any amounts for these judgments in our condensed consolidated financial statements.

[b]	In December 2009 the Company engaged a financial advisor in connection with the financing of the Nkamouna project. The Company agreed to pay a fixed retainer fee of $50 per month and a $0.8 million success fee upon completion. The terms of the agreement were based on the assumption that the completion would occur by December 2010. A replacement agreement with GeoCam was entered into August 2010 with substantially the same terms except the new agreement extended the date of the expected completion of financing.

[c]	In January 2011, the Company engaged a financial advisor to advise it with respect to the Company’s obligations in connection with financing of the Nkamouna Project and to assist in developing arrangements with strategic investors. The Company agreed to pay a fixed retainer fee of $50 per month plus reimbursement of expenditures, and a minimum success fee of $1.0 million based on a sliding scale depending on the size of any financing transaction.

[d]	GeoCam has engaged legal counsel in connection with expected Project financing, payable monthly with fees limited to approximately GBP 0.5 million in 2011 (equivalent to approximately $0.8 million at September 30, 2011).

[e]	GeoCam is obligated under its mining permit to provide persons living in the region of the permitted area with social, sports, education and health infra-structure to promote their well being. This obligation has been met by contracting with GeoAid International Inc. and/or its affiliate GeoAid Cameroon (“GeoAid”), non-profit international humanitarian organizations. During the three and nine months ended September 30, 2011 the Company contributed $124 and $320, respectively [2010—$141 and $186] to GeoAid. While the Company is not legally obligated to contribute a specific amount, the Company in 2011 and 2010 was a primary financial contributor to GeoAid.

[f]	GeoCam, entered into purchase orders for mining equipment in 2008 for obligations totaling €615 and deposited €99 toward the purchases. In 2009, GeoCam requested delay of the delivery of the equipment to 2010 or thereafter. The sellers agreed to accept the delay and GeoCam would pay 6% per annum on a portion of the unpaid purchase price of the equipment delayed for delivery. No formal agreement to delay delivery has been completed. No liabilities were accrued in 2010 or 2011 for these commitments. In 2010, GeoCam utilized €55 of the deposits toward vehicle purchases.

[g]	GeoCam received a letter from the Minister of Industry, Mines and Technological Development of the Republic of Cameroon on March 20, 2006 requesting payment of surface area taxes of approximately $500 and a penalty of the same amount for the period from 2003 to 2005. GeoCam has disputed this amount based on its interpretation of the Mining Convention signed on July 31, 2002 that GeoCam is only committed to pay this surface area tax once commercial exploitation begins.

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

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

14. SUBSEQUENT EVENTS

The Company has evaluated all events occurring after the September 30, 2011 balance sheet date through the date of issuance of these condensed consolidated financial statements for necessary subsequent event disclosures. No items meet the requirements for subsequent event disclosures.

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

Overview

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an analysis of our capital resources and liquidity at September 30, 2011, and financial results for the three and nine months ended September 30, 2011 compared to the prior periods. All amounts are presented in United States dollars unless indicated otherwise. Reference should also be made to the financial statements filed with this report and the Company’s other disclosure materials filed from time to time on www.sec.gov or the Company’s website at www.geovic.net.

Business

We are engaged in the business of planning to develop a cobalt, nickel, and manganese mining project in Cameroon through GeoCam, our majority-owned (60.5%) subsidiary incorporated under the laws of the Republic of Cameroon. We also explore for exploitable deposits of other minerals. We hold the following early stage exploration prospects: exploration licenses in New Caledonia (chromite); state exploration permits in Arizona (gold); mineral leases and mining claims in Colorado and Wyoming (uranium); mining claims in New Mexico and California (rare earth and other specialty metals), and exploitation license applications in Papua New Guinea (advanced and specialty metals).

Our future success will be largely dependent on mining and processing the reserves in the Nkamouna Project or selling some or all of our interest in the Project. We do not have available financial resources necessary to construct and open the mine and we are actively seeking third party sources of funding. A feasibility study we initiated for the Nkamouna Project in December 2009 was completed in April 2011. The feasibility study estimates approximately $617 million of initial capital costs, including contingencies, to construct and start-up the Project. The GeoCam financial advisor estimates that the total of capital, financing, working capital, contingency and start-up costs will be approximately $698 million, based on estimates included in the feasibility study. Additionally, cost overrun requirements of lenders to the project are estimated to be approximately $100 million.

Since the feasibility study was completed, we have devoted most of our efforts to seeking and evaluating a means to finance the Nkamouna Project. We have considered many possible alternatives, and we continue to focus our attention on joint ventures or similar arrangements, including a sale of a potentially significant portion of our interest in the Project, with one or more strategic investors who would agree to assist in financing and to purchase much of the cobalt, nickel and manganese products from the Project. We have had active negotiations with large state-owned companies in two Asian countries during 2011 which are ongoing. Another option being considered is more conventional project debt and equity financing arrangements under which we would be required to raise significant amounts of equity, although this option is less likely to be achieved.

We also face other significant factors affecting development and operation of the Nkamouna Project, such as operating the Project through GeoCam as an autonomous Cameroonian entity, GeoCam’s ability to recruit, train and retain a qualified and stable local workforce and mining professionals to manage its development, construction and operation, and the logistical challenges of operating the Project in a relatively undeveloped, remote area in Cameroon.

We are the majority shareholder of GeoCam. We generally do not take major strategic actions at GeoCam without general concurrence by the other shareholders who are collectively represented by SNI. We view a good working relationship with the other shareholders of GeoCam as fundamental to the future success of the Nkamouna Project. Under the Shareholder Agreement, we select three of the five GeoCam directors and two directors are selected by the other shareholders, and GeoCam is operated as an autonomous entity.

Capital Resources and Liquidity

Our cash resources and ability to access additional financing will be critical to our financial condition until we begin to receive operating revenue. Spending activity for the Nkamouna Project since late 2010 has been mostly limited to expenditures to independently confirm the feasibility of the Project, to enhance the likely development of the Nkamouna Project, to reduce process risk and to prepare for future financing. We plan to continue this approach until we are reasonably satisfied that Nkamouna Project financing in required amounts can be secured.

At September 30, 2011 we had approximately $19.7 million of cash and cash equivalents on a consolidated basis, a decrease of approximately $12.7 million from December 31, 2010. Our cash is invested in U.S. dollar deposits and highly liquid money market funds and in the Cameroon branch of a large international bank.

New mining projects such as the Nkamouna Project are typically financed using a combination of debt secured by the project and owners’ equity. Our plan has been to attempt to finance the capital costs, start up expenses and financing costs of the Project in such a manner. In conventional project debt financing, GeoCam would be required to furnish, as equity, more than 40% of the total estimated costs for the Nkamouna Project as a condition to securing loans for the balance of the costs. The GeoCam financial advisor has estimated that our share of GeoCam equity to complete such debt financing for the Project would be approximately $225 million, which reflects the amount of equity capital we would be required to contribute to GeoCam as a condition to debt financing.

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

Based on the estimated capital and start-up costs of the Nkamouna Project, we presently do not have sufficient capital resources available to meet anticipated equity requirements. Our ability to raise additional capital for this purpose would depend on a number of factors, many of which are partly or wholly outside of our control, including the state of world-wide financial, commodity and other markets, the market trading price of our common stock and demand for future access to the cobalt resources in the Nkamouna Project. Terms of any equity financing by the Company, if available, would be dilutive to our present stockholders.

During 2010 and through the present, we have met with various large international businesses with respect to the potential purchase of future off-take from, and possible investment in, the Nkamouna Project. The Company and the other GeoCam shareholders have continued to discuss possible strategic investment arrangements with several large Asian companies, and during the third quarter through the present we have actively negotiated with state owned companies in two Asian countries. These discussions could lead to proposals under which the strategic investor would acquire a large interest in GeoCam or in the Nkamouna Project directly, for cash, and would assist GeoCam to raise the additional required funding to construct the Nkamouna Project. Any such cash paid by the strategic investor for our interest could be available to fund all or a portion of our project equity or for other corporate purposes and the investor would gain preferred access to Project offtake. Under such an arrangement our interest in the Nkamouna Project would be reduced, perhaps significantly, or eliminated. As of the date of this Report, no such proposal has been finalized.

We are also discussing other arrangements, including direct placement of our equity securities in private transactions with third parties, and a transfer of some or all of our ownership of GeoCam to one or more investors.

If we are unable to raise our share of equity required as a condition to Project debt financing, construction of the Nkamouna Project would be delayed. We are currently investigating all strategic alternatives available to us.

In connection with complying with applicable environmental obligations in Cameroon, GeoCam is committed to prepare, monitor and update a Biodiversity Management Plan (BMP), which would, among other things, delineate critical habitats in the Nkamouna Project area and establish a plan to avoid or mitigate adverse impacts. In addition, most likely Project lenders would require the Project to conform to Equator Principles established by lending institutions to help insure that the projects they finance can meet certain environmental, social, and biodiversity standards. In the summer of 2011 GeoCam proceeded with a critical habitat survey, conducted by a qualified expert, to address one of its commitments under its BMP and to prepare for eventual Project debt financing. The survey revealed the presence of great apes and other protected fauna and suggested that critical habitat may exist in and around a portion of the Mada area of the Project. An expert panel has suggested additional work to further enumerate the great apes and any other protected species and to assess the significance of the habitat in the Project area in order to define appropriate mitigation measures. We currently do not expect that this work to update the BMP will delay the project or affect Project debt financing, but this work has not been initiated. To the extent we undertake further studies and mitigation efforts before Project financing is completed, we would utilize a portion of our present cash resources. Also, portions of Mada or other areas included in the mine permit area could be withdrawn from future mine development activities as a means of offsetting adverse Project impacts. Such a decision could reduce our present Mada area reserves and resources and/or may result in other areas being withdrawn either within or outside of the Mining Concession.

We do not anticipate generating revenue until operations at the Nkamouna Project begin, which could be late 2014 or thereafter. We believe that our cash resources will satisfy our capital and liquidity requirements for pre-construction operations into the fourth quarter of 2012, depending on GeoCam’s level of activity. The GeoCam pre-construction cash expenditures are presently expected to total approximately $9 million for 2011. GeoCam’s operating expenses are provided through capital increases approved by the shareholders of GeoCam and funded in accordance with the respective ownership interests prior to the capital increase. We will be obligated to fund 60.5% of all future GeoCam capital increases. We do not anticipate any further capital increases at GeoCam during 2011. We anticipate that approximately $3 million of our available consolidated cash at September 30, 2011 will be used during the balance of the year to pay our operating pre-construction expenses in Cameroon. We expect that by the end of the year that our cash outflow for general and administrative expenses will total approximately $7 million and that we will also have spent approximately $2.5 million for exploration of mineral properties, or investment in other resource entities, in the United States and elsewhere. We expect that a significant portion of our cash resources will be expended or committed for these purposes into 2012 and that our cash balances will continue to decrease from quarter to quarter. Based on our current planned 2011 expenditures, we anticipate that our 2011 year end consolidated cash and cash equivalents will be approximately $14 to $15 million.

Neither the Company, nor GeoCam, has any material debt or other similar obligations or commitments. We believe that our present capital resources will be sufficient to satisfy the Company’s existing capital and liquidity requirements described above into the fourth quarter of 2012, not including our anticipated equity requirements in connection with the Project debt financing by GeoCam. We have no standby financing arrangements currently in place. We will continue to explore the availability of Company debt or equity capital.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010:

The Company had no revenue and incurred losses from operations during the third quarters of 2011 and 2010, and has had no revenue from operations since inception. The net loss attributed to the Company decreased approximately $0.7 million in the third quarter of 2011 compared to the third quarter 2010. Exploration expenses decreased by $1.4 million in the quarter compared to the year earlier period, of which approximately $1.6 million represents a decrease in exploration costs in Cameroon partially offset by an increase of approximately $0.2 million in exploration expense in other Company projects mainly in New Mexico, New Caledonia, and Papua New Guinea. Exploration office costs of GeoCam decreased approximately $0.3 million from 2010 to 2011. Property evaluation expenses decreased approximately $1.3 million from 2010 to 2011 primarily due to the completion of pilot scale processing completed in 2010.

Stock compensation expense increased approximately $53,000 from 2010 to 2011. Stock compensation expense was higher in 2011 primarily due to the issuance of Restricted Stock Awards and Restricted Stock Units in the first quarter of 2011 along with the annual stock option grant. Change in fair value of warrants for the third quarter of 2011 was $0 compared to a loss of $30,000 for the same period in 2010. The change is due to the fair value of the warrants becoming $0 in the second quarter of 2011 due to the decrease in the stock price and lower volatility as the warrants are getting closer to their expiration date.

General and administrative expenses increased $156,000 in the quarter, when compared to the third quarter of 2010 primarily due to financial advising costs associated with the Nkamouna Project, while other general and administrative activities remained at similar levels.

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

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010:

The Company had no revenue and incurred losses from operations during the nine months ended September 30, 2011 and 2010, and has had no revenue from operations since inception. The net loss attributed to the Company decreased approximately $0.6 million in the nine months ended September 30, 2011 compared to the same period in 2010. Exploration expenses decreased by $2.7 million in the nine months ended September 30, 2011 compared to the year earlier period, of which $3.5 million represents a decrease in exploration costs in Cameroon partially offset by an increase of $0.8 million in exploration expense in other Company projects mainly in Arizona, New Mexico, New Caledonia, and Papua New Guinea. Exploration office costs of GeoCam decreased $0.4 million in the nine months ended September 30, 2011, reflecting the scaling back of activities. Property evaluation expenses decreased approximately $3.2 million from 2010 to 2011 primarily due to the completion of pilot scale processing completed in 2010.

Stock compensation expense increased approximately $35,000. Change in fair value of warrants for the nine months ended September 30, 2011 was a gain of $0.1 million compared to a gain of $0.6 million for the same period in 2010. The decrease is due to the decrease in the Company’s stock price and lower volatility in the current year as the warrants are getting closer to their expiration date.

General and administrative expenses increased $0.2 million in the nine months ended September 30, 2011, when compared to the same period of 2010 primarily due to financial advising costs associated with the Nkamouna Project, while other general and administrative activities remained at similar levels.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of September 30, 2011.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting occurred during our last fiscal quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended September  30, 2011, management concluded that there were no such changes to our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Five former contractors with Geovic Cameroon (“GeoCam”) each filed labor claims against GeoCam seeking damages for wrongful termination of employment contracts in 2009. Each of the claimants had been engaged under separate written contracts and each alleged that he was, therefore, an employee of GeoCam and was wrongfully terminated in 2009, when construction of the Nkamouna Project was delayed by GeoCam. Four of the five cases were filed in the High Court of Haut-Nyong, Abong-Mbang, Cameroon, and one case was filed in the High Court of Mfoundi, Yaoundé, Cameroon. On June 3, 2011, the Court in Abong-Mbang entered judgments in favor of the four claimants, totally CFA 780,339,500 (approximately $1.6 million at November 1, 2011). GeoCam has filed appeals in each action and believes that it will eventually prevail in the appeals. No decision has been rendered in the fifth case.

ITEM 1A.	RISK FACTORS.

There are no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The following additional risk factor should also be considered:

Our Nkamouna Project could become subject to financing or other delays while conformance of our Biodiversity Management Plan (BMP) to evolving Equator Principles is achieved; Project resources could be impacted.

Environmental permits required to construct and operate the Nkamouna Project were received by GeoCam from the government of Cameroon in 2007 and reaffirmed in September 2010. Included in these authorizations was our commitment to a number of follow-on environmental, social, health and safety obligations, including preparation of a BMP and delineation of critical habitats, if they exist within the project area. The Equator Principles are a credit risk management framework for determining, assessing and managing environmental and social risk in project finance transactions. International lending institutions voluntarily subscribe to the Equator Principles and commit to providing loans to projects only where the borrower can and will comply with certain social and environmental expectations. Accordingly, borrowers such as GeoCam must demonstrate that their projects can and will conform to the Equator Principles. Among those expectations is the obligation to protect biodiversity and important natural habitats. An independent expert was engaged by GeoCam during summer 2011 as a part of our ongoing BMP implementation to determine whether or not endangered species and/or critical habitat may be affected by the Nkamouna Project. The advisor reported that great apes and other important fauna species use the area and that certain wetlands around a portion of the Mada area of the Project may represent higher value habitat. Subsequently, a panel of qualified experts reviewed the advisor’s work and recommended that additional studies should be carried out to better enumerate animal presence and the importance of the habitat to the species before mitigation measures are applied. These additional studies could indicate that additional mitigation measures are required. In addition, there are risks that prospective lenders could require additional mitigation or other actions not presently anticipated before funding project debt, thus potentially delaying financing and construction activities while such actions are undertaken and increasing our preconstruction costs. Also, portions of Mada or other areas included in the mine permit area could be withdrawn from future mine development activities as a means of offsetting adverse Project impacts. Such a decision could reduce our present Mada area reserves and resources and/or may result in other areas being withdrawn either within or outside of the Mining Concession.

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

GEOVIC MINING CORP.
Registrant

November 9, 2011	By:	/s/ Michael T. Mason
Michael T. Mason
Chief Executive Officer

November 9, 2011	By:	/s/ Greg Hill
Greg Hill
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document