Form 10-K
period 2011-12-31
GEOVIC MINING CORP.
filed 2012-03-28
CIK 1398005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates, computed by reference to the closing price of the common stock as of June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $29,322,296.

At March 22, 2012, there were 106,639,602 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the Registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, no later than 120 days after the end of the Registrant’s fiscal year.

GEOVIC MINING CORP.

2011 ANNUAL REPORT ON FORM 10-K

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

Statements contained in this annual report that are not historical facts are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements with respect to the estimation of mineral reserves and mineralized material; our expectations regarding the amount of capital required prior to production at the Nkamouna Project and our ability to source the required capital; success of exploration activities; permitting time lines; construction and capital costs; operating expenses; currency fluctuations; requirements for additional capital; our expectations regarding processing and marketing of future production from the Nkamouna Project; our ability to enter into off-take arrangements; government regulation of mining operations; environmental risks; unanticipated reclamation expenses; title disputes or claims; limitations on insurance coverage; commencement of mine production, anticipated expenditures in 2012; and our plans with respect to our expectations regarding securing a potential strategic investor for, or a sale of our interest in, the Nkamouna Project and future debt and equity financing for the Project. Forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks and other factors include, among others, the risk factors discussed below in Item 1A—“Risk Factors,” and other factors described herein and in other filings with the U.S. Securities and Exchange Commission (the “SEC”) and Canadian securities regulatory authorities. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements. The forward-looking statements in this annual report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect new information, events or circumstances except as may be required under applicable securities laws.

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

We disclose mineral reserves and mineral resources according to the definitions set forth in NI 43-101 and modify them as appropriate to conform to Guide 7 for reporting in the United States. In this Form 10-K, we use the term “mineralized material” to describe the amount of mineralization in mineral deposits that do not constitute “reserves” by United States standards. This is substantially equivalent to the total measured mineral resources and indicated mineral resources (disclosed as exclusive of reserves), which we disclose for reporting purposes in Canada. U.S. investors are cautioned that, while the terms “measured mineral resources,” “indicated mineral resources” and “inferred mineral resources” are recognized and required by Canadian securities laws, rules adopted by the SEC do not recognize them. U.S. investors are also cautioned not to assume that all or any part of measured or indicated resources will ever be converted into Guide 7 compliant reserves.

PART I

ITEM 1.	BUSINESS

The entity now known as Geovic Mining Corp. was incorporated under the Business Corporations Act (Alberta, Canada) on August 27, 1984, was continued into Ontario in 2001, and was domesticated as a Delaware corporation under the name “Geovic Mining Corp.” on November 21, 2006. In this Form 10-K, the “Company,” “Geovic Mining,” “we,” “our” and “us” refer to Geovic Mining Corp. and one or more of its subsidiaries as indicated by the context.

We completed a reverse take-over transaction (the “RTO”) on December 1, 2006, with the result that we hold 100% of the issued and outstanding shares of Geovic, Ltd., a Cayman Islands corporation (“Geovic”). Geovic owns 60.5% of Geovic Cameroon PLC (“GeoCam”), a private corporation existing under the laws of the Republic of Cameroon which holds our mining prospect in Cameroon.

Intercorporate Relationships

Geovic is our principal operating subsidiary, and employs all our employees. The following chart illustrates the inter-corporate relationships among the Company and its subsidiaries as of March 22, 2012.

(1)	GeoCam minority interest owners are described below under “GeoCam Shareholder and other Agreements.”

Our principal business is conducted through Geovic by which we hold our interest in rights to several cobalt-nickel-manganese deposits in the Republic of Cameroon in Africa through the ownership interest in GeoCam. Our principal business focus since 1994 has been to advance our interest in the deposits. GeoCam’s Mining Permit (the “Mining Permit”) establishes exclusive mining rights to develop the Nkamouna, Mada and other cobalt-nickel-manganese deposits within a 1,250 square kilometer area in southeastern Cameroon (the “Cameroon Properties”). The Cameroon Properties are described in Item 2. Properties. GeoCam plans to develop and mine the Nkamouna and Mada deposits (together, the “Nkamouna Project” or the “Project”) before the other deposits are developed.

Business Operations

Qualified independent consulting firms identified and retained by either Geovic or GeoCam completed engineering pre-feasibility studies and technical reports on the Nkamouna deposit in 2006, a feasibility study in November 2007, a NI 43-101 compliant technical report in January 2008, a feasibility optimization study in September 2008 (“2008 OS”), an updated NI 43-101 compliant technical report on the Nkamouna Project in November 2009 (the “2009 Nkamouna Technical Report”), a final feasibility study (the “Feasibility Study”) in April 2011 and a NI 43-101 Technical Report describing the results of the Feasibility Study in June 2011.

Beginning in late 2008 and continuing through early 2011, several process improvement programs were initiated to enhance the Nkamouna Project’s economics and reduce technical and financial risks. These included adopting conventional leaching technology and demonstrating the processes through readily available batch and continuous pilot scale laboratory testing programs, which were completed in 2011 by independent third parties. These testing programs have validated the process improvements and planned production presented in the Feasibility Study.

In mid-2009 GeoCam retained three well-known, highly qualified and experienced metallurgical and chemical engineers to serve as its Technical Advisory Panel (“TAP”). The TAP was engaged to provide high-level metallurgical processing input to the Geovic technical design team as well as provide independent expert feedback to GeoCam and its shareholders. Based on recommendations of the TAP and the results of preliminary marketing performed, GeoCam intends to produce two intermediate products (a mixed cobalt and nickel sulfide product, referred to as MSP, and manganese carbonate) at the mine site. These intermediate products would be shipped offshore and sold in the international marketplace for processing into finished products. These decisions were made in an effort to limit initial process plant capital costs and process risk at the remote mine site, and to address product preferences expressed by potential off-take customers.

In December 2009 GeoCam engaged Lycopodium Pty Ltd. (“Lycopodium”), an independent international engineering firm based in Perth, Australia to prepare the Feasibility Study for the Nkamouna Project. The Feasibility Study was completed in April 2011. The Feasibility Study includes estimated construction and capital costs, operating expenses and future net cash flow from mining operations for the Nkamouna Project. With the Feasibility Study now complete, we are continuing to work with GeoCam to obtain Project financing and product sales contracts, including negotiating with potential strategic investors in the Nkamouna Project.

During 2011, GeoCam undertook the following activities to advance the Nkamouna Project:

•	Completed a Technical Report for the Nkamouna and Mada Deposits to meet the requirements of NI 43-101;

•	Progressed, tested and optimized the metallurgical processing to be utilized at the Nkamouna Project;

•	Completed specialty evaluations on elemental deportation in the metallurgical process, critical habitats and sensitive fauna species, and glauber salt and hydrosizer processes;

•	Assisted Lycopodium and other consultants to complete the Feasibility Study;

•	Completed an update to the Project Environmental and Social Assessment (“ESA”), which is aligned with the Feasibility Study;

•	Continued to work with the Public Liaison Committee and Nkamouna area stakeholders to guide and focus community development initiatives;

•	Continued to support socio-humanitarian programs in the local communities in the health, education, agriculture and animal husbandry disciplines;

•

Assisted with the due diligence of potential strategic partners who have indicated an interest in a potential equity investment and/or have indicated an interest in purchasing the commodities produced;

•

Assisted with the due diligence efforts of the independent engineering and environmental and social consultants of potential project financing lenders, and with the selection and advancement of legal counsel activities supporting project financing; and

•	Arranged for numerous product samples to be shipped to potential offtake partners to determine compatibility with their metallurgical processes.

Please refer to Item 2. Properties for more detailed information on the Nkamouna Project and other deposits held by GeoCam, and by other subsidiaries of the Company.

GeoCam Shareholder and Other Agreements

Geovic is party to a 2007 shareholders agreement with the other GeoCam shareholders, Societe Nationale d’Investissement du Cameroun (“SNI”) (the owner of a 20% interest in GeoCam), and four Cameroonian individuals (collectively, the owners of a 19.5% interest in GeoCam and represented by SNI) (the “Shareholders Agreement”). The Shareholders Agreement reflects the historic ownership and management arrangements among the shareholders and sets forth the terms, conditions and fiscal arrangement for continued participation by the shareholders in GeoCam. The Shareholders Agreement includes provisions in accordance with Cameroon business laws for all shareholders to contribute their proportionate share of capital required by GeoCam to meet its annual operating expenditures, as approved periodically by the GeoCam Board of Directors.

As provided in the Shareholders Agreement, in 2007 GeoCam began to operate autonomously from Geovic. Geovic and GeoCam entered into annual Technical Services Contracts for each of 2008 through 2011 under which Geovic provided certain staff, services and management to assist GeoCam to carry out its budgeted work program at rates set forth in the Technical Services Contracts. SNI also provided services to GeoCam under similar annual agreements during those years.

All the Cameroon Properties are held by GeoCam, and the Mining Convention and Mining Permit are issued to GeoCam. Pursuant to the Shareholders Agreement, the GeoCam Board of Directors consists of five directors, three of whom are selected by Geovic and two by the other Cameroonian shareholders. Geovic is entitled to nominate the General Manager/Managing Director and one Deputy General Manager while other shareholders are entitled to nominate the second Deputy General Manager. Although we are a majority shareholder and our representatives form a majority of the Board of Directors of GeoCam, we generally seek concurrence from the other shareholders for material policy and operational decisions.

Nkamouna Project Financing Activities

In December 2009, we engaged Standard Chartered Bank as the Company’s financial advisor in connection with preparing and planning for project financing, reviewing documentation, considering early-stage efforts to locate potential purchasers of the MSP and manganese carbonate products we expect that GeoCam will produce, and related activities. In August 2010, GeoCam assumed the engagement with Standard Chartered Bank. Commencing in 2010, and continuing to the present time, we have met with various large international businesses that have indicated an interest in a potential strategic investment in the Project in order to secure the future off-take from the Nkamouna Project. Such a potential strategic investment, if it occurs, may offset some or the entire equity funding obligation of the GeoCam shareholders.

The Company and the other GeoCam shareholders have continued to discuss possible strategic investment arrangements with several large Asian companies, and during the third quarter through the date of this report we have negotiated with state owned companies in Asia. These discussions could lead to proposals under which the strategic investor would acquire a large interest in GeoCam or in the Nkamouna Project directly, for cash, and would assist GeoCam to raise the additional required funding to construct the Nkamouna Project and the investor would gain preferred access to Project offtake. Under such an arrangement our interest in the Nkamouna Project would be reduced, perhaps significantly, or eliminated. As of the date of this report, no such proposal has been finalized.

If we are successful in selling some or all of our interest in the Project to a third party, our future requirement to fund GeoCam and Project construction would be reduced or possibly eliminated.

Cameroon Properties

We believe that the Nkamouna Project will be the largest primary cobalt producing mine in the world when placed in full production.

Our business plan has been to use our available management, technical expertise and talent to develop our interests in the Cameroon Properties into a high quality mining and mineral production operation. Assuming external financing in sufficient amounts to complete construction and start-up activities was available on a timely basis, we would continue to focus on the Nkamouna Project where our plan would be to begin initial mine production approximately three years after completion of Project financing. The remaining steps to production therefore include securing one or more qualified strategic investors for the Nkamouna Project and obtaining the financing required to construct and commission the mine and plant facilities. We expect that such a strategic investment will result in a significant dilution of our ownership interest and a change in control of the Project. In such event we may not be involved in future management of the Nkamouna Project.

We presently have no current revenue from operations and we expect to continue to generate losses and negative cash flows until after mine and processing operations begin on the Nkamouna Project. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Change of Corporate Strategy

As discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, we are seeking to 1) realize value for the Cameroonian assets and 2) shift the Company’s focus to a prospect generation and strategic investment business model in 2012 and beyond. Because our position in GeoCam will likely be significantly diminished or completely eliminated through strategic investment upon completion of a financing transaction, the future direction for the Company will be to identify new exploration prospects, minimally develop and prioritize existing and new prospects, and sell or joint venture further exploration and development of those prospects to others. The Company expects to take its exploration prospects to a level where they can be timely monetized through strategic investments by others who have the resources to complete advanced exploration, permitting and development.

Other Activities

We are also evaluating other mineral properties and prospects in the United States and elsewhere to diversify our business activities. We believe that opportunities exist to acquire interests suitable for mineral exploration and future development.

Through our subsidiary Geovic Energy Corp. we acquired uranium leases, exploration permits and claims in Colorado and Wyoming during 2007, 2008 and 2010. During 2011 we mapped and analyzed these and nearby properties using existing data and we are now holding these properties for possible sale to third parties as we do not expect to further explore or develop these properties at this time.

We identified chromite deposits in New Caledonia, a French overseas territory (collectivity) northeast of Australia in the South Pacific in 2009. In 2010 through our subsidiary Geovic Mineral Sands Corp. we applied for exploration licenses covering approximately 100 square kilometers on and offshore. These licenses were granted in early 2011 and we devoted the balance of the year to conducting requisite environmental impact surveys and meetings with local populations in areas near the planned exploration activities as required prior to authorization for exploration drilling. Once the final drilling authorizations are received, we plan to explore these areas later in 2012.

In 2011 we conducted additional prospecting in southeastern Arizona near our existing state permits and federal mining claims. By year-end 2011 we held approximately 48 square miles of surface prospects for further exploration for gold under leases, exploration permits or claims.

In late 2010 and 2011 we filed mining claims on federal land in southeastern New Mexico where our prospecting activities during the year showed possible deposits of certain advanced metals and zirconium. We obtained drilling authorization on a small tract of the land covered by several of the federal mining claims and commenced a limited shallow drilling program in 2011, the results of which have not been determined as of the date of this report.

In 2011 we applied for exploration licenses in Papua New Guinea for areas where we believe there may be deposits of advanced and specialty metals. We were awarded an exploration permits for these areas in March 2012.

Please refer to Item 2. Properties for more information on these other mineral prospects.

Competitive Conditions

We expect that GeoCam will compete with other cobalt and nickel producers around the world, including those with projects now under development. Other producers with ongoing operations have established production and demonstrated feasibility and have greater financial strength than we do. These competitors include such current producers as Xstrata, Vale, Freeport, Sherritt/Dynatec and Glencore. Significant mines either producing or expected to produce cobalt as a by-product during the next few years include Ambatovy (Sherritt, Sumitomo, Korea Resources and SNC Lavalin), Weda Bay (Eramet), Tenke Fungurume (Freeport McMoRan, Lundin Mining Corp. and Gecamines), Goro Nouvelle-Calédonie (Vale), and Boleo (Baja Mining Corp.). Operating expenses, reserve quantities and qualities, operating efficiencies, and location may affect the long-term success of all competing producers, including GeoCam.

Social and Environmental Policies

Geovic Mining Corp. is committed to sustainable development and social responsibility. We understand that our long-term business security is directly related to the welfare of the people and communities in the areas where we operate. In the end, these are the people who should be the main beneficiaries of our activities. We are also committed to excellence in stewardship of the environment. We believe that a strong sense of corporate social and environmental responsibility is essential for our success.

Applicable environmental protection requirements will affect the financial condition, operating performance and earnings of the Company as a result of capital expenditures and operating costs required to meet or exceed these requirements. These expenditures and costs may also have an impact on our competitive position to the extent that our competitors may be subject to less rigorous requirements or may be less willing to voluntarily target a similarly high level of environmental and social performance. GeoCam is subject to ongoing obligations under its mining and environmental permits in Cameroon to provide social and educational assistance to persons and in areas impacted by the mining activities. These obligations will be handled both directly and by engaging third parties, such as GeoAid International (“GeoAid”), to provide specified services.

An ESA, comprised of an Environmental and Social Impact Assessment (“ESIA”) and an Environmental and Social Action Plan (“ESAP”), has been prepared to document the existing environmental and social conditions, describe the proposed operation, identify potential impacts, develop mitigation measures to reduce or minimize the impact of the operation, and the actions needed to assure implementation of the mitigation measures are undertaken at the Nkamouna Project. Knight Piésold and Co. (“Knight Piésold”) and Rainbow Environment Consult (“REC”) were retained by Geovic Ltd. in 2004 to develop the ESA, which was completed and submitted to the Ministry of Environment and Protection of Nature (the “Ministry”) in 2006 and approved by the Ministry in May 2007. Both Knight Piésold and REC continue to provide services to the Project today.

Since approval of the ESA, GeoCam has been diligently moving the Project forward toward construction. As part of that process, a number of Project elements have been modified and optimized since finalizing the ESA in 2006. Consequently, Knight Piésold and REC prepared the “Geovic Cameroon PLC, Nkamouna Project, Environmental and Social Assessment 2010 Update” (the “Update Report”) dated March 31, 2010 based on more recent Project plans. The Update Report was presented to the Ministry in May 2010.

The Ministry notified GeoCam in September 2010 that the Update Report provides an appropriate demonstration that the Project continues to move forward and therefore remains in conformity with regulatory requirements. However, the Ministry required that GeoCam consolidate the 2007 ESA, the Update Report, and any other Project modifications that may be put forward in the final Feasibility Study into a single document. Following the issuance of the final Feasibility Study in April 2011, GeoCam finalized the consolidation of the updated ESA and reissued it to the Ministry at the end of April 2011. Given that the Ministry has already acknowledged that the Project remains in full conformity with the regulatory requirements, the review process for the Update Report is expected to be routine.

Geovic collaborates with GeoAid, an IRS-recognized 501(c)(3) non-profit humanitarian corporation. GeoAid has domestic operations in Oregon and on-going humanitarian and social programs in Cameroon. Its mission is focused on reducing poverty by meeting the needs of people and communities impacted by mining and extractive operations in the developing nations of the world. Originally conceived and fully funded by the Company, GeoAid now is an independent entity that partners with Geovic and other private donors to further its mission. This collaboration, along with services from other contractors, satisfies certain GeoCam ESAP commitments, but Geovic has been committed to GeoAid and its social and humanitarian initiatives since well before there was a regulatory requirement to do so, and GeoAid’s activities with the Nkamouna Project area go beyond GeoCam’s regulatory commitments.

GeoAid operates in Cameroon through its implementing partner, GeoAid Cameroon. GeoCam has retained GeoAid Cameroon under a service contract to assist with the planning, management, implementation, monitoring and reporting on certain of its community development initiatives. The Company also supports GeoAid at the corporate level. Corporate grants made to GeoAid are coupled with other private contributions such that GeoAid has successfully solicited significant gift-in-kind donations from several external donors. This resulted in significant added value for the people of Cameroon. This unique model of development and the partnership among Geovic, GeoCam and GeoAid achieves significant humanitarian and social assistance to beneficiaries in the Nkamouna Project area and throughout Cameroon at important cost-savings. Moreover, we continue to enjoy increasing goodwill at community and national levels for the Company and its subsidiaries.

Employees

All of our employees are employees of Geovic and our executive officers are also officers of Geovic. Geovic has 15 full time employees in its offices in the United States, and at year-end 2011, GeoCam had 22 full time employees and 10 contract workers in its administrative offices in Yaoundé and 23 contract workers and 5 full time employees at the Nkamouna Project operations location in the East Province in the Republic of Cameroon.

Offices

Our principal corporate head office is located at 1200 17th Street, Suite 980, Denver, Colorado 80202, Telephone (303) 476-6455. We also maintain an exploration office in Grand Junction, Colorado. GeoCam maintains its head office in the capital city of Yaoundé and a mine area office at Kongo Camp in the East Province, both in the Republic of Cameroon.

Available Information

Our website address is www.geovic.net. Available on this website under “Investor Relations” free of charge, are links to our annual reports on Form 10-K, quarterly reports on Form 10-Q including our interactive data files, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers and amendments to those reports after such materials are electronically filed with or furnished to the SEC.

Also posted on our website, and available in print upon request made by any stockholder to the Secretary, are charters for the Board’s Audit Committee, Human Resources and Compensation Committee, and Nominating and Corporate Governance Committee. Copies of the Code of Business Conduct and Ethics (“Ethics Code”) and our Whistleblower’s Policy are also posted on our website under the “About Geovic-Committee Charters” section. Within the time period required by the SEC, we will post on our website any modifications to the Ethics Code and any waivers applicable to senior officers as defined in the Ethics Code, as required by the Sarbanes-Oxley Act of 2002.

ITEM 1A.	RISK FACTORS

We consider the risks set out below to be the most significant risks facing the Company, although these risks should not be considered to be comprehensive. If any of these risks materialize into actual events or circumstances or other possible additional risks and uncertainties of which we are currently unaware or which we consider not to be material in relation to our business, actually occur, our assets, liabilities, financial condition, results of operations (including future results of operations), business and business prospects, may be materially and adversely affected, and as a result, the trading price of our common stock and warrants could be materially and adversely impacted. These risk factors should be read in conjunction with other information set forth in this report, including our Consolidated Financial Statements and the related Notes.

We are an exploration stage company and have no history as an operating company. Any future revenues and profits are uncertain.

We have no history of mining or refining any mineral products or metals and none of our properties is currently producing. There can be no assurance that the Nkamouna Project will be successfully placed into production, produce minerals in commercial and processing quantities or otherwise generate operating earnings, or that we will secure a strategic investor in the Project or sell any or all of our interest in it. We will continue to incur losses at least until we sell some or all of our interest in the Project or mining activities successfully reach commercial production levels and generate sufficient revenue to fund continuing operations, which is estimated to be about three years after Project financing is obtained and construction commences on site. There is no certainty that we will produce revenue from any source, operate profitably or provide a return on investment in the future. If we are unable to generate revenues or profits, our stockholders might not be able to realize returns on their investment in our common stock. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly, annual or sustaining basis.

We have a history of losses and if we are unable to secure additional financing our ability to continue as a going concern may be at risk.

As an exploration stage company, we have a history of losses, deficits and negative operating cash flows and do not plan on generating any revenue from operations in the foreseeable future. As of December 31, 2011, we had an accumulated stockholders’ deficiency of approximately $102.8 million. To date, we have been unable to secure project financing for our Nkamouna Project and the current economic environment, which is characterized by uncertain credit markets, investor uncertainty about how to safely invest funds and low investor confidence, has introduced additional risk and difficulty to our challenge to secure needed additional working capital. These factors, among others, could raise doubt about our ability to continue as a going concern. Our Consolidated Financial Statements included in this report do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

We continue to actively seek project financing for our Nkamouna Project and new sources of working capital. We cannot assure we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

We have limited cash resources.

Our consolidated cash balance at December 31, 2011 was $15.6 million. We have been closely monitoring our fixed and variable costs and intend to restrict such costs to those expenses that are necessary to complete activities related to securing project financing for our Nkamouna Project, identifying opportunities to generate cash from our existing exploration properties and identifying additional sources of working capital in support of such activities. We anticipate that the Company will be able to satisfy the cash requirements of its operations through at least the next twelve months with current cash resources, however, we may be unable to obtain long-term funding and our near-term expenses could be greater than projected. If we are unable to obtain additional capital, we will need to further curtail our operations in order to preserve working capital, which could materially harm our business and our ability to achieve cash flow in the future, including delaying or reducing implementation of certain aspects of our plans for developing the Nkamouna Project, and we may ultimately need to cease operations.

We continue to actively seek new sources of working capital. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Unless we obtain significant additional external financing, enter into a strategic alliance or sell all or a portion of our interest in GeoCam, we will be unable to develop the Nkamouna Project.

The Nkamouna Project requires capital start up and financing expenditures and contingency reserves of at least $800 million to construct mining and processing facilities and related infrastructure. We will require external debt and equity financing to fund development and construction of mining and processing facilities. The expected sources of external financing for these purposes include secured project debt incurred by GeoCam, convertible debt of the Company or GeoCam and equity placements by GeoCam or the Company. In addition, the Company may consider the sale of some or all of its interest in GeoCam and/or GeoCam may consider a sale of an interest in GeoCam or in one or more of the other Cameroon deposits, GeoCam could enter into a strategic alliance with another company or we may utilize some combination of these alternatives. We intend that GeoCam will seek financing from international institutions with significant experience in financing large natural resource ventures in remote locations such as southeastern Cameroon. Such financiers will likely require GeoCam and its owners to comply with costly conditions as a requirement to completion of project financing, including significant additional equity contributions to GeoCam. The financing options chosen may not be available on acceptable terms, or at all. The failure to obtain adequate financing on a timely basis will have a material adverse effect on development of the Nkamouna Project, our growth strategy, results of operations and future financial condition.

The development of the Nkamouna Project will require the commitment of substantial financial resources. The amount and timing of these costs will depend on a number of factors, some of which are beyond our control.

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

The Feasibility Study completed in April 2011 estimates construction costs and related expenses, contingency reserves and financing fees at approximately $800 million, which is significantly higher than was estimated in earlier studies. Estimated future operating expenses are also higher than estimates made in previous studies. These and similar cost and expense increases are beyond our control, and will require significantly more capital to bring the Nkamouna Project into production and could result in a decrease in our anticipated future return from operations. Our actual capital costs and operating costs may be higher than we presently anticipate.

Our plan to change the focus of our business may not be successful. We may not be successful in monetizing our exploration prospects.

Our present plan is to liquidate some or all of our interest in the Nkamouna Project and begin to generate mineral exploration prospects suitable for transfer to others in the mineral development business. We presently hold interests in several exploratory prospects that must be advanced to a point that others would have an interest in acquiring them. We may be unable to sell our current prospects to third parties and we may be unsuccessful in generating other mineral prospects for such purposes. If we are unable to monetize prospects we would be unsuccessful in our plans for future business operations.

Market events and economic conditions may adversely affect our business and the mining industry.

International credit markets or Canadian, United States, Cameroon or global economic conditions, could, among other things, impede access to capital or increase the cost of capital, which would have an adverse effect on our ability to fund the working capital and other capital requirements of GeoCam. Unprecedented disruptions in credit and financial markets in 2008 and 2009 had a significant material adverse impact on a number of financial institutions and limited access to capital and credit for many companies, particularly resource companies such as the Company. While these disruptions have improved, the global economy remains unpredictable, particularly due to the growing debt in the United States and the financial instability of certain European countries. It could be more difficult or more expensive for GeoCam to obtain capital and financing for construction and for operations. Access to capital and financing may not be available on terms acceptable to the Company or at all. Nkamouna Project development modifications may be necessary or desirable to secure lending commitments which would also delay the completion of any financing. All delays in completing financing for the Project will delay mine construction, anticipated production activities and future revenue.

Inflation or deflation, changing tax laws, and fluctuating interest rates may make project development more difficult. These factors have had a significant effect on Cameroon’s economy in recent years. Economic conditions may have an adverse effect on the overall performance of the Company. In addition, various economic conditions could increase the risk that financial projections for the Nkamouna Project may not be realized as expected.

The share prices of junior natural resource companies, including Geovic Mining, experienced large declines in value from 2008, stabilizing in 2010, and again declining in 2011. Market forces are likely to make it difficult or impossible for the Company to raise equity capital except on terms which results in severe dilution to existing stockholders, or at all. Therefore, there can be no assurance that significant fluctuations in the trading price of the Company’s common stock will not continue, or that such fluctuations will not materially adversely impact the Company’s ability to raise equity.

General economic conditions may adversely effect our growth and profitability.

A worsened slowdown in the economy and other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, continued inflation, increases in fuel and energy costs, consumer debt levels, interest rates, and tax rates may adversely affect our growth and profitability. Specifically:

•	the global economic slowdown could impact the cost and availability of financing and our overall liquidity;

•	the volatility of commodity prices could impact our future revenues, profits, losses and cash flow;

•	increasing energy prices, commodity and consumables prices and adverse currency exchange rates could impact our production costs;

•	volatility of global stock markets could impact the valuation of our equity and other securities; and

•	increasing construction related costs could increase and adversely affect economics of the Nkamouna Project.

These factors, among others, could have a material adverse effect on our financial condition and results of operations.

GeoCam may fail to secure Nkamouna Project financing if lenders or their advisors conclude that the ore processing techniques considered in the Feasibility Study are too risky or are otherwise not feasible.

In response to observations that raised questions about the efficacy of a few aspects of planned ore processing considered in previous feasibility studies, beginning in 2010, we modified certain of the metallurgical processes planned to be utilized and decided that GeoCam will not refine final metal products from the Nkamouna Project ore at the project site. If potential lenders are not ultimately assured that the modified metallurgical processes will allow the processing facilities to operate successfully as designed, Nkamouna Project debt or other financing may be delayed until further enhancement testing is performed or funding could be unavailable altogether.

If we lose key personnel or are unable to attract and retain additional experienced personnel, we may be unable to establish and develop our business.

Our development in the future will be highly dependent on the efforts of our key management employees, namely, Michael Mason, Barbara Filas, William A. Buckovic, Timothy Arnold, Gary Morris, Greg Hill, (currently Chief Executive Officer, President, Executive Vice President, Chief Operating Officer, Senior Vice President, and Chief Financial Officer, respectively), and Phillip Mason, General Manager of GeoCam and other key employees that we or GeoCam may hire in the future. Loss of any of these executives could have a material adverse effect on our operations and future success. We do not have and currently have no plans to obtain key man insurance with respect to any of our key employees.

The other shareholders of GeoCam may fail to pay their share of future GeoCam capital.

Under the Shareholders Agreement, all GeoCam shareholders agreed to fund their proportionate share of capital and operating costs. However, it is possible that the minority shareholders will be unable or unwilling to provide their respective share of future GeoCam funding, and we may be required to delay the Project.

Our lack of operating experience may cause difficulty in managing our growth.

Geovic has owned a majority interest in GeoCam since its inception more than a decade ago. Geovic employees have managed the exploration of the GeoCam deposits and negotiated the terms of the required Cameroon government approvals and permits and financings we have completed. While we hold a significant interest in the Project, we will continue to provide many of such services to GeoCam. Our ability to manage our continued growth will require us to improve and expand our management and our operational and financial systems and controls. If our management is unable to manage our growth and the development of the Cameroon Properties effectively, our business and financial condition could be adversely affected.

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

We currently have no producing properties. Substantial expenditures are required to develop the Nkamouna Project, to drill and analyze for additional ore reserves, to construct facilities to implement the metallurgical processes to extract metal from the mined ore and to develop the mining and processing facilities and infrastructure at each deposit site chosen for mining and future financing required to commence mining operations may not be obtained on a timely or cost-effective basis or on terms acceptable to us.

The prices of cobalt, nickel and manganese are subject to fluctuations which could adversely affect the realizable value of our assets, future results of operations and cash flow.

Our principal assets are deposits of cobalt, nickel and manganese in the Nkamouna and other six deposits held by GeoCam. Our potential future cash flow is expected to be, in large part, derived from the mining, processing and sale of cobalt, nickel, manganese and related mineral products from the Cameroon Properties or from the outright sale or joint venture of some or all of our interest in these properties. The value of these deposits, and the value of any potential production therefrom, will vary in proportion to changes in cobalt, nickel and manganese prices. The prices of these commodities have fluctuated widely, peaked and declined significantly in 2008, partially recovered through 2010, and were again lower at the end of 2011. These commodity prices are affected by numerous factors beyond our control, including, but not limited to, available production from other mines, worldwide economic conditions, international economic and political trends, realized or expected levels of inflation, currency exchange fluctuations, central bank activities, interest rates, global or regional consumption patterns and speculative activities. The effect of these factors on the prices of cobalt, nickel and manganese and therefore the economic viability of the Nkamouna Project, cannot be accurately predicted. Significant future decreases of the cobalt price, and to a lesser extent, nickel and manganese, would adversely affect asset values, future cash flows, revenue and profits if the Nkamouna Project is placed into production.

GeoCam may not be able to produce and sell mineral products at profitable prices. Our future operations are, therefore, more exposed to the impact of future decreases in commodity prices. Conversely, forward sales contracts would limit potential upside market swings. Such upside price swings could have a significant benefit to companies that take added market risk and sell produced mineral product on the open spot metals market. There are no central markets for the intermediate cobalt, nickel and manganese products we intend to produce and sell, and these products will likely be sold under metal sales agreements for process plant off-take with one or more companies. Prices under these agreements would be related to prevailing market prices at time of delivery. Selling intermediate products produced at mine site, while reducing process risk and required capital expense, will also likely result in lower operating profit and cash flow from the mining and processing operations. There may be reduced demand or no market for intermediate products that are expected to be produced at the Nkamouna Project site.

Our mining exploration, planned development and operating activities are inherently hazardous and may not be insured or insurable.

Mineral exploration and development involves many risks and hazards that even a combination of experience, knowledge and careful evaluation may not be able to overcome. The business of mining is subject to certain types of risks and hazards, including reserve and resource estimates, processing risks, environmental hazards, metallurgical and process risks, industrial accidents, flooding, fire, metal theft, personal injuries, accidents, and periodic disruptions due to force majeure events and inclement weather. Workers are subject to risks associated with large mining equipment operations, slope instability, exposure to indigenous disease, steam and hazardous chemicals, as well as local social unrest. Disruption of exploration, development and production operations may occur. The hazards and risks normally incidental to exploration, development and production of minerals, may result in work stoppages, damage to property and possible environmental damage. The nature of these risks is such that liabilities might exceed any liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or, that we could elect not to insure Geovic Mining or GeoCam against such liabilities due to high premium costs or other reasons, in which event, we could incur significant costs that could have a material adverse effect on our financial condition.

Our present mineralized material and future reserve estimates may be inaccurate which could adversely affect the estimated value of our future mining activities.

There is a high degree of uncertainty attributable to the calculation of mineralized material and reserves and ore grades dedicated to future production because such estimates are expressions of judgment based on knowledge, experience and industry practice, and estimates of reserves may prove to have been inaccurate. Estimates which were valid when made may change significantly when new information becomes available. Accordingly, development and mining plans may have to be altered in a way that adversely affects the Company’s operation and profitability. There is a risk that full scale production activities may indicate technical and commercial shortcomings to whatever operating methodology is installed. Consequently, actual results may vary materially and adversely affect projected values given to reserves.

Until reserves are actually mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of reserves and ore may vary depending on metal prices. Any material change in the quantity of reserves, grade or overburden stripping ratio or price of cobalt, nickel and manganese may affect the economic viability of our properties. In addition, metal recoveries obtained in pilot-scale tests may not be duplicated during production.

Our Nkamouna Project could become subject to financing or other delays while conformance with our Biodiversity Management Plan (BMP) and Equator Principles is achieved; Estimates of mineral resources or mineralized material could be impacted.

Environmental permits required to construct and operate the Nkamouna Project were received by GeoCam from the government of Cameroon in 2007 and reaffirmed in September 2010. Included in these authorizations was our commitment to a number of follow-on environmental, social, health and safety obligations, including preparation of a BMP and delineation of critical habitats, if they exist within the project area. The Equator Principles are a credit risk management framework for determining, assessing and managing environmental and social risk in project finance transactions. International lending institutions voluntarily subscribe to the Equator Principles and commit to providing loans to projects only where the borrower can and will comply with certain social and environmental expectations. Accordingly, borrowers such as GeoCam must demonstrate that their projects can and will conform to the Equator Principles. Among those expectations is the obligation to protect biodiversity and important natural habitats. An independent expert was engaged by GeoCam in mid-2011 as a part of our ongoing BMP implementation to determine whether or not endangered species and/or critical habitat may be affected by the Nkamouna Project. The advisor reported that great apes and other important fauna species use the area and that certain wetlands around a portion of the Mada area of the Project may represent higher value habitat. Subsequently, a panel of qualified independent experts reviewed the advisor’s work and recommended that additional studies be carried out to better enumerate animal presence and the importance of the habitat to the species before mitigation measures are applied. These additional studies could indicate that additional mitigation measures are required. In addition, there are risks that prospective lenders could require additional mitigation or other actions not presently anticipated before funding project debt, thus potentially delaying financing and construction activities while such actions are undertaken and increasing our preconstruction costs. Also, areas included within the mine permit area could be withdrawn from future mine development activities as a means of offsetting adverse Project impacts. Such a decision could reduce our present reserves and mineralized material and/or may result in other areas being withdrawn either within or outside of the Mining Concession.

We face intense competition in the mining industry.

The mining industry in general, and cobalt mining in particular, are intensely competitive in all phases. A significant number of new cobalt-producing projects have been announced in recent years and if placed in production, the resulting increased supplies of cobalt could adversely affect prices available for our expected production. Competitors include large established mining companies with experience and expertise and with greater financial and technical resources, and as a result we may be unable to obtain financing, or sell mined and processed products on terms we consider acceptable. We compete with other mining companies in the recruitment and retention of qualified managerial and technical employees and in the raising of capital. If we are unable to raise sufficient capital, our exploration and development programs may be jeopardized or we may not be able to develop or operate our projects. Also, our decision to produce and sell intermediate products is likely to reduce significantly the number of customers for our metals produced.

There presently is a lack of required infrastructure in Cameroon which could delay or prevent completion of our mine development activities or increase operating costs.

Completion of the development of the Nkamouna Project is subject to various infrastructure requirements, including the availability and timing of acceptable arrangements for site access, power, water, housing, transportation and other facilities at the project site. The lack of availability on acceptable terms or the delay in the availability of any one or more of these items could prevent or delay development. There can be no assurance that construction will be commenced or completed on a timely basis, if at all, that the resulting operations will achieve the anticipated production or that the construction costs and ongoing operating costs associated with the development will not be higher than anticipated.

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

The current and future development of the GeoCam Properties requires permits from various Cameroon governing authorities. Future operations will be subject to a number of existing laws and regulations such as labor standards, environmental reclamation, land use and safety. GeoCam must receive a Land Lease for that portion of the mine permit area to be used for the Nkamouna Project. It must also obtain authorization to develop an on-site rock quarry if suitable aggregate is not purchased from external sources. These and other permits required to construct and operate a mining and processing facility may contain terms and conditions that are difficult or expensive to meet. Such laws and regulations may adversely affect the profitability of GeoCam’s operations.

Political unrest or changes in Cameroon or nearby countries could interfere with our mining rights and development or financing activities.

Mine exploration, development and production activities are subject to regional, political, community and other risks of doing business, including risks inherent in contracts with government owned entities such as unilateral cancellation or renegotiation of contracts, licenses or other mining rights.

The political risk in sub-Saharan Africa is significant. GeoCam’s rights to explore and develop mineral deposits in Cameroon are always subject to the continued political stability of the Republic of Cameroon and its government. In March 2008 Cameroon experienced some domestic strikes and political unrest that subsided within weeks. Also, political unrest or upheaval in adjoining countries could adversely affect our development activities with respect to the Nkamouna Project, and, if significant, would likely increase the costs of long term financing of the mining and processing activities. Further, GeoCam may not be able to finance or operate the Nkamouna Project at all if future state or regional political upheavals occur in Cameroon.

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

In 2008 we documented and tested our internal controls and procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”). SOX requires an annual report by management of the effectiveness of the Company’s internal control over financial reporting. Management evaluated the

Company’s disclosure controls and procedures and concluded that they were not effective as of December 31, 2008. Also, the Company’s Chief Executive Officer and Chief Financial Officer evaluated our internal control over financial reporting and determined that material weaknesses existed as of December 31, 2008.

We implemented a number of actions during 2009 to remediate the weaknesses and improve our internal control over financial reporting. Our management evaluated our disclosure controls and procedures and our internal controls over financial reporting as of December 31, 2009 and concluded that disclosure controls and procedures were effective and that internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with US GAAP. Our management reached similar conclusions as of December 31, 2010 and 2011.

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

Our Board of Directors determines whether to pay cash dividends on our issued and outstanding shares. The declaration of dividends would depend upon our future earnings, our capital requirements, our financial condition and other relevant factors. Our Board of Directors does not intend to declare any dividends on our shares for the foreseeable future. We anticipate that we will retain any future earnings to finance the growth of our business and for general corporate purposes.

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

Asbolane. The key mineral in the Nkamouna and Mada deposits, which hosts the cobalt, most of the manganese and a little less than half the nickel.

Breccia. A zone composed of broken fragments of minerals or rock cemented together by a fine-grained matrix.

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

Gangue. The commercially worthless material that surrounds, or is closely mixed with, a wanted mineral in an ore deposit.

Hydrometallurgical process. One of several metallurgical processes that uses water and other liquids, chemicals and reagents for the leaching and recovery of soluble metals from ore.

Laterite. Soil types rich in iron and aluminum, formed in hot and wet tropical areas. They develop by intensive and long-lasting weathering of the underlying parent rock.

Leach and Recovery Circuit. That part of the mineral processing facility that accomplishes the hydrometallurgical process.

Manganese precipitate. Manganese compounds produced by precipitation from leach solutions.

Mine Permit. Republic of Cameroon Mining Permit Decree dated April 11, 2003.

Mining Convention. Mining Convention between The Republic of Cameroon and Geovic Cameroon, S.A., dated July 31, 2002.

Physical upgrade (PUG) circuit. More commonly known as a wash plant, designed to use water to remove much of the gangue from the run of mine mineralized material before processing in the leach and recovery circuit.

Saprolite. A chemically weathered rock. Saprolites form in the lower zones of soil profiles and represent deep weathering of the bedrock surface.

Serpentinite. Bedrock, olive green to dark green, may be fractured and fissile, with silica-filled fractures. Uniformly low metals grades except in rare cases where garnierite-like nickeliferous silicates fill fractures.

Tailings storage facility. A containment system comprised of a compacted, earthen structure or dike and a prepared basin area that is used to contain solid tailings and water from the mineral beneficiation process.

Tailings disposal. A method for disposing of tailings, waste rejects, and water from a processing operation into the tailings facility.

Tonne. One metric tonne is 1000 kilograms, or 2,204.6 pounds.

Description of Mineral Projects

THE NKAMOUNA PROJECT

Geovic’s 60.5% owned subsidiary Geovic Cameroon PLC (GeoCam) received and published the Nkamouna Co-Ni-Mn Project Feasibility Study authored by Lycopodium Minerals Pty Ltd (Lycopodium) with contributions by SRK Consulting (U.S.), Inc. (SRK), Knight Piésold and Co. (Knight Piésold) and GeoCam (the “Feasibility Study”) in April 2011. Geovic then engaged SRK to prepare a Technical Report (the “2011 Technical Report”) for the Nkamouna and Mada Deposits (or the “Project”) to meet the requirements of Canadian National Instrument 43-101 (NI 43-101) and for the further development and advancement of the Project. The information below is summarized from the Feasibility Study and the 2011 Technical Report. Jeffrey Volk, CPG, FAusIMM, MSc and Bret Swanson, BE Mining, MAusIMM, both of SRK and Brett Malcolm Crossley, BAS (Chemistry), MAusIMM, of Lycopodium served as Qualified Persons for the 2011 Technical Report.

Property Description and Location

The Nkamouna and Mada deposits are located in southeastern Cameroon (Figure 1.), approximately 640 road kilometers east of the port city of Douala and 400 road kilometers east of the capital of Yaoundé, in the Haut Nyong Division, East Province.

The Nkamouna and Mada deposits are two of seven separately named laterite plateaus forming a crescent-shaped array, which extends 80 km north to south and 45 km east to west. The irregularly shaped laterite plateaus lie within the 1,645 km2 boundary defined by the Mine Permit, within which GeoCam has exclusive right to mine up to 1,250 km2. The plateaus are Nkamouna, Mada, Rapodjombo, North Mang, South Mang, Messea and Kondong, and all are included within the Mine Permit area (Figure 2.).

The Nkamouna Cobalt-Nickel-Manganese Project includes development of the Nkamouna and Mada deposits utilizing open-cut mining methods, physical upgrading and hydrometallurgical processing and associated Project infrastructure at the Project site. GeoCam holds the Mining Permit. Most of the Mining Permit lands are zoned “mineral exclusive” lands, and assign exclusive rights to the cobalt, nickel and related materials within the Mining Permit to GeoCam.

Africa
International Boundary
Road
River
National Capital
City or Town
400
1000 KM
1000 Miles
Atlantic Ocean
Indian Ocean
MAURITANIA
MALI
ALGERIA
LIBYA
EGYPT
NIGER
CHAD
SUDAN
ETHIOPIA
SOMALIA
KENYA
TANZANIA
ANGOLA
ZAMBIA
NAMIBIA
BOTSWANA
SOUTH AFRICA
MADAGASCAR
SAUDI ARABIA
YEMEN
TURKEY
IRAN
IRAQ
SYRIA
SPAIN
Cameroon
International boundary
Province boundary
National capital
Province capital
Railroad
Road
50
100 Kilometers
100 Miles
NIGERIA
CHAD
CENTRAL AFRICAN REPUBLIC
REPUBLIC OF THE CONGO
GABON
EQUATORIAL GUINEA
SAO TOME AND PRINCIPE
Bight of Biafra
EXTRÊME-NORD
NORD
ADAMAOUA
NORD-OUEST
SUD-OUEST
OUEST
LITTORAL
CENTRE
EST
SUD
N'Djamena
Yaoundé
Malabo
Nkamouna Cobalt Project

Geovic Cameroon PLC
743 Horizon Court, Suite 300A
Grand Junction, CO 81506 USA
Office 970.256.9681 Fax 970.256.9241
www.geovic.net TSX: GMC

Scale:	NTS
Date:	26 Feb. 2010
Dwg:	1 General Loc

Figure 1: General Location Map for the Nkamouna Project

E 13°30'
E 14°
N 3°30'
N 3°
Rapodjombo
Mada
Nkamouna
North Mang
South Mang
Messea
Kondong
Kongo
Lomie
Echiambor
Messok
EDJE RIVER
NDU RIVER
DJA RIVER
Mining Permit Boundary
Douala
Yaounde
Detail
CAMEROON
N
Kilometers
0
10
20

Geovic Cameroon PLC
743 Horizon Court, Suite 300A
Grand Junction, CO 81506 USA
Office 970.256.9681 Fax 970.256.9241
www.geovic.net TSX; GMC

Figure 2
Location of Mineralized Laterites
Mining Permit Boundary

Scale:	NTS
Date:	17 March 2010
Dwg:	Fig2 Min-Lat

Figure 2: Location of Mine Permit Boundary

Environmental and Social Initiatives

GeoCam has integrated preventative engineering and mitigation strategies with respect to social and environmental programs since beginning the exploration phase of the Project. Planned mining and production related facilities use industry proven and/or laboratory-demonstrated technologies that are considered industry best practices. Also, international requirements such as Equator Principles and International Finance Corporation (IFC) Performance Standards have guided the preparation of the Environmental and Social Assessment (ESA), and activities undertaken to preserve the health and safety of the workforce and local communities.

The following are the main potential impacts of the Project:

•	Loss of natural flora and fauna habitats due to land clearance for mining activities and the construction of processing facilities and support infrastructure for the operations;

•	Alteration of land topography and form due to mining exploitation;

•	Increase in soil erosion due to soil grading and the construction of Project facilities;

•	Increase in metal and/or dissolved solid load in surface and ground water due to unexpected releases of process solutions or soil erosion;

•	Increase of illegal hunting activities due to population influx;

•	Dissemination of dust in the air due to intensive traffic of vehicles; and

•	Increase in job opportunities for local resident population.

Geology

Southeastern Cameroon lies within a region of metamorphosed Proterozoic rocks ranging in age from 2,500 to 600 million years (My) and extending across parts of several west-central African countries. The Cameroon laterite profiles are similar to those observed elsewhere in humid tropical environments and show a strong vertical zonation, which reflects the transition from unweathered host rock at the base, to highly leached residues at the surface. The Cameroon laterites consist of two layers of iron-rich laterite separated by an iron-rich ferricrete breccia. The laterite under the breccia includes the limonitic ferralite above saprolite zones, which are more typical of humid tropical laterite profiles.

The cobalt-nickel-manganese deposits are hosted in residual laterites formed by prolonged tropical weathering of base rock serpentinites. Large areas of mineralized laterite, each several square kilometers in extent, are included on low-relief mesas or plateaus underlain by ultramafic rocks that stand above the surrounding dissected lowlands. The Nkamouna and Mada deposits are two such plateaus. Ultramafic rocks underlie all the plateaus, with some areas of schist, phyllite, and quartzite. The surrounding lowlands are underlain by schists, phyllites, quartzites, and meta-volcanics of the Intermediate Series.

Mineralized Material

This section describes geologic modeling and estimates of mineralized material for the Nkamouna Project as described in the 2011 Technical Report.

Nkamouna/Mada Geologic Model

Total mineralized material was calculated for the Nkamouna and Mada deposits using a three-dimensional block model to estimate cobalt, nickel, and manganese grade for individual blocks with dimensions of 10 by 10-meters horizontal by 1-meter vertical. In addition, lithology codes and ore classification codes were determined for each block. Licensed geologic modeling software was used for the estimation.

Basic statistics showed that there are three cobalt grade populations, including low-grade (poorly mineralized), mid-grade (mineralized), and high-grade (strongly mineralized). Manganese was found to have grade distributions similar in shape, but higher grade than cobalt, consistent with the strong correlation between cobalt and manganese in the asbolane. Nickel appears to be more evenly distributed than cobalt and manganese and was found to have two grade zones, mid-grade (mineralized) and high-grade (strongly mineralized).

Basic statistics were run within the grade zones to confirm the grade distributions and variograms were run to confirm continuity of grades within the zones.

The Nkamouna Project mineralized material is summarized in Table 1 below. These estimates of mineralized material include the results of all exploratory drilling on the Nkamouna and Mada deposits.

Table 1

Nkamouna/Mada Mineralized Material Statement

			Average Grade
	Tonnes (kt)		Co (%)	Ni (%)	Mn (%)
Total Mineralized Material(1)	52,467	(2)	0.19	0.64	1.18

Note: Mineralized Material is not mineral reserves and does not have demonstrated economic viability.

(1)	Reflects weighted averages of estimates prepared by SRK that were included in the 2011 Technical Report and the Feasibility Study. Those estimates included, for the Nkamouna deposits: 80,723ktonnes of ore (including the reserves described below), cobalt 0.23%, Nickel 0.67% and manganese 1.25%. For the Mada deposits, the estimates were: 39,876ktonnes of ore (also including the reserves below), cobalt 0.23%, Nickel 0.59% and manganese 1.43%. These estimates have been rounded to reflect the relative accuracy of the estimates.
(2)	Reported at cut-off grades of 0.12% and 0.23% cobalt contained within ferralite and breccia, respectively. Estimated reserves for the Nkamouna Project set forth below are exclusive of in the mineralized material set forth in the above table.

Mine Plan

The mine plan for the Nkamouna Project targets mining and physical upgrading at a rate of approximately 10,000 to 20,000 tons per day using small excavators and articulated dump trucks (ADT’s). The ore will be transported from the pit face to run-of-mine (ROM) stockpiles located near the Nkamouna plant site, the southern extent of Mada and an emergency stockpile between the two. From the stockpiles, the ore will be blended to the desired feed grade and transported to a physical upgrade (PUG) plant using front-end loaders and haul trucks. Waste will be removed using bulldozers and side casting of rehandle with long boom excavators.

Reserves

The proven and probable reserves for the Nkamouna Project are summarized in Table 2.

Table 2

Nkamouna and Mada Reserves (as of December 31, 2010)(1)

	Ore Tonnes (kt)(1)		Co Grade (4) (%)	Mn Grade(4) (%)	Ni Grade(4) (%)
Total Proven and Probable	68,132	(2)(3)(5)	0.26	1.48	0.66

(1)	Reflects estimates prepared by SRK and included in the 2011 Technical Reports and the Feasibility Study. These estimates included, for ferralite ore: 57,097 ktonnes of ore, cobalt 0.23%, nickel 0.69% and manganese 1.30%; and for breccia ore: 11,035 ktonnes of ore, cobalt 0.42%, nickel 0.54% and manganese 2.37%.

(2)	Reserves are based on an assumed cobalt price of US$57,761/ton (US$26.20/lb), nickel price of US$19,208/ton (US$8.713/lb) and a manganese carbonate price of US$1,360/ton (US$0.544/lb). Cobalt and nickel prices reflect the three-year average prices for the period ending December 31, 2010, the last date used in the Feasibility Study. Manganese carbonate prices were assumed at 40% of the US$3,000/ton current price for manganese. Full mining Recovery is assumed. Mine reserves are not diluted. These estimates have been rounded to reflect the relative accuracy of the estimates.
(3)	Cut-off grades are not representative of internal or break-even calculations but rather stockpile grade bin classification above 0.12% Co for ferralite and 0.2% Co for breccia.
(4)	In-situ grade does not reflect the average metallurgical recovery of 58.66% cobalt, 16.43% nickel and 53.06% manganese.
(5)	Reserves shown represent 100% interest of the GeoCam’s Nkamouna Project. The Company holds 60.5% of GeoCam.

Ore tonnes which lie within the final pit design shape are classified as proven or probable reserves based on the geological classification for measured and indicated resources. Proven reserves are measured resources within the design pit shape and probable reserves are indicated resources within the design pit shape. Inferred material which lies within the pit design is not included in the reserve statement and is treated as waste. Ore reserves are based on the economic balance between the value per tonne of run-of-mine rock against the costs to mine and process each tonne. The value is based on estimated metal concentration, estimated metal value and process recovery. The costs include mining, processing, overhead and rehabilitation.

For the Nkamouna and Mada deposits, a variable cut-off grade strategy was designed to accelerate the mining of the deposit early in the mine life but still provide adequate stockpile storage for a twenty one year process life. As such, the true definition of economic value for a block model block was not used as the differentiation of ore and waste. This is possible given the large quantum of potential resource, i.e. not reserve limited (within the mining region) and strategic planning decisions governing mine cash flow.

Metallurgy

The metallurgical evaluation centered on the selected process flow sheet and the objective was to establish the design parameters in order to engineer the selected process. This was achieved by conducting small-scale batch experiments for each of the unit processes followed by combination of the unit processes in continuous pilot scale testing campaigns.

The extensive test work provided confirmation of the selected metallurgical process flow sheet and acceptable recoveries and product qualities were achieved during the continuous pilot plant campaigns at expected reagent consumption levels.

The metallurgical evaluation provided all the required data to design the process plant and auxiliaries. The reagent consumptions for the operating cost estimates were derived from the metallurgical test work campaigns.

Process and Plant

The process plant will consist of two process circuits, namely the physical upgrade (PUG) circuit, more commonly known as a wash plant, and the leach and recovery circuit.

Physical Upgrade Circuit

The objective of the planned physical upgrade (PUG) circuit is to remove most of the non-economic material, thereby significantly reducing the throughput of the leach and recovery circuit. This is generally achieved by selectively recovering the asbolane from the gangue material based on the physical characteristics of the harder, coarser and denser cobalt, nickel and manganese-bearing asbolane, compared to the finer, more friable gangue material.

Leach and Recovery Circuit

The objective of the leach and recovery circuit will be to recover cobalt and nickel as a mixed sulfide product and manganese as a manganese carbonate product from the PUG concentrate. The steps of the individual sub-circuits within the planned leach and recovery circuit are presented in the table below.

The steps and objectives of the Leach and Recovery Circuit

Sub Circuit	Objective
Concentrate grinding	To grind the PUG concentrate in an open circuit configuration to a very fine product size
Leach	To leach cobalt, nickel and manganese from the PUG concentrate
Primary purification	To precipitate iron and aluminum from the pregnant leach solution (PLS)
Counter current decantation (CCD)	To recover leach solution containing cobalt, nickel and manganese from barren solids
CCD tailings processing	To collect and pump tailings to CCD tailings facility
Leach and purification area scrubber	To scrub off-gasses from the leach and primary purification tanks
Secondary purification	To precipitate more iron and aluminum from the PLS stream To remove precipitated Fe and Al from the PLS stream
Sulfide precipitation

To precipitate cobalt and nickel from the PLS as a mixed sulfide

To recover the precipitated sulfide from the barren stream

To filter and wash and package the mixed sulfide product to remove entrained process solution from the sulfide product

Tertiary purification	To precipitate the remaining iron and aluminum from the PLS stream To remove the precipitated iron and aluminum from the PLS stream
Manganese carbonate precipitation -1

To precipitate 95% of the leached manganese as manganese carbonate

To remove the precipitated manganese carbonate product from the solution

To filter and wash and package the manganese carbonate product

Manganese carbonate precipitation -2	To precipitate the remaining 5% of the leached manganese as manganese carbonate To remove the precipitated manganese carbonate product from the solution To filter the manganese carbonate precipitate

Tailings Storage Facilities

The Tailings Storage Facilities (TSFs) will provide separate storage for PUG tailings and CCD tailings. The TSFs will be built within the Napene Creek drainage basin and immediately to its north. Stored tailings will essentially fill the upper end of the Napene Creek basin. The location reduces offsite run-on to the facilities thus limiting the need to handle excess waters over the Project.

Feasibility Study

The Feasibility Study was initiated in early 2010 and completed and accepted in April 2011 for a total cost in excess of $10.7 million paid to the report preparer, Lycopodium, and a number of other contractors and consultants associated with its completion. Among other conclusions, the Feasibility Study found that the Nkamouna Project is feasible with an estimated net present value at an 8% discount rate of approximately $669 million ($405 million net to Geovic’s 60.5% interest) over a 23 year Project life, on total free cash flow (before debt service) of $2.1 billion during that period. These estimates were made using three year average prices as of December 31, 2010 for cobalt and nickel and current market prices as of that date for manganese carbonate. The Feasibility Study also estimated initial capital and start-up expenditures of approximately $617 million (including 10% contingency).

Markets and Metal Prices

Cobalt is a metal used in many diverse industrial and military applications with the leading uses in rechargeable batteries (approximately 21 percent) and super-alloys (approximately 20 percent) principally for gas turbine engines. Cobalt is also used to make specialty magnets (7 percent); other alloys used for corrosion and wear resistance (16 percent); catalysts for the petroleum and chemical industries (11 percent); drying agents for paints, varnishes, and inks and adhesives for radial tires (9.5 percent); porcelain enamels, dyes and pigments (11 percent); and magnetic recording media (4.5 percent).

Cobalt prices are published by Metal Bulletin (www.metalbulletin.com). Commencing February 22, 2010, cobalt began trading on the London Metal Exchange (LME). Nickel is a principal metal also traded on the LME and has total price transparency. Prices are quoted on the LME (www.lme.com) for 99.8 percent US Spot cathode nickel and cobalt. The Nkamouna Project will produce a cobalt-nickel mixed sulfide product and a magnesium carbonate product. Both products will likely be sold at prices slightly less than the pure metal.

The following table reflects the reported annual spot prices for high-grade cobalt and nickel as reported by Metal Bulletin for Cobalt for 2007-2010 and London Metals Exchange for nickel for each of the last five years and for cobalt in 2011, and the last reported prices for 2011.

	Year end 2011	Average Annual Prices
		2011	2010	2009	2008	2007
Price per pound cobalt	$14.70	$17.47	$21.32	$17.88	$39.41	$29.94
Price per pound nickel	$8.32	$10.38	$9.89	$6.64	$9.57	$16.88

Other Mining Leases and Claims

We are also engaged in the strategic acquisition, exploration and development of other mineral properties to diversify our portfolio of mineral exploration and development opportunities. To that end we actively leased mineral properties, permitted properties and staked mining claims as described below.

New Caledonia Properties

In 2009 we formed a subsidiary in New Caledonia, a French overseas island (collectivity) northeast of Australia in the South Pacific, to explore for chromite. Prospecting licenses covering up to 120 square kilometers were issued by the government. Once the licenses were issued Geovic collected and analyzed more than 400 surface mineral samples and ranked the prospects according to development potential. The onshore prospecting program resulted in the discovery of several potentially large tonnage high-grade chromite accumulations. The subsidiary applied for, and in early 2011 was awarded, 31 exploration licenses covering 100 square kilometers. Figure 3 shows the location of these licensed areas.

Figure 3 Exploration Licenses

Environmental baseline studies were conducted within each license area in 2011 to establish site-specific exploration impacts and mitigation requirements prior to drilling. Subsequently, following regulatory approval to commence exploration (some approvals received in first quarter 2012; balance are expected in 2012), onshore and offshore drill campaigns are planned to assess the quality and extent of chromite deposits on the licensed areas. The initial drilling program is targeted to commence in the second half of 2012, and continue as cash resources are available. We anticipate that initial estimates of mineralized material will be made in late 2012 or early 2013.

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

As of March 1, 2012 we hold the following exploration licenses in New Caledonia:

New Caledonia—Exploration Licenses

Province	Licenses	Acres (gross)	Sq km (gross)
North	12	9,884	40
South	19	14,827	60

Total	31	24,711	100

Arizona Properties

Geovic conducted a surficial sampling survey from 2009 through 2011 within state mining leases and federal mining claims we hold in the Whetstone Mountains in southeastern Arizona. During the sampling program, Geovic discovered surface gold mineralization discontinuously along a nine-mile trend, in what appears to be a hot springs, quartz-hosted, micro-fine gold mineralization in regional detachment faults. Such settings are often sites for hosting shallow, bulk-tonnage disseminated gold deposits.

The gold identified to date is recognized as a high level, low temperature gold-arsenic-antimony-mercury assemblage of near surface emplacement. The mineralization is closely associated with extensive silica flooding and veining and related clay alteration and replacement of sediments, volcanics, and older basement rocks.

Based on this early exploration, the Company sought additional state leases and established additional federal mining claims in the area, and now holds over 48 square miles of surface prospects. Figure 4 show the location of these areas. We expect to further explore these areas in 2012.

N
Rincon
Mountains
to Tucson (32 miles)
Interstate 10
Whetstone
Mountain
Range
0 5,000' 10,000' 15,000'
Legend
Geovic License Area
Whetstone Range
Gold Anomaly in Surficial Sample Assays

Geovic Energy Corp

Arizona Prospect Acreage

Scale:	1" = 10,000'
Date:	22 March 2012
Dwg:	Gold Ano Reg

Figure 4. Arizona Prospect Acreage

As of March 1, 2012 we hold the following undeveloped interest in the following properties in Arizona:

Undeveloped Arizona Prospects

Whetstone Project

	Number	Gross and Net Acres
Federal Mining Claims	37	764
State Mineral Exploration Permits	54	30,178

Colorado/Wyoming Properties

We also hold fee mineral leases over known uranium deposits in the Denver-Cheyenne Basin of northeastern Colorado and southeastern Wyoming. These mineral leases cover acreage believed to host historical uranium deposits at depths ranging from 120 feet to 600 feet below the surface. These deposits were evaluated by other operators in the 1970s and 1980s, including PowerCo, AMAX, Wyoming Minerals and Unocal. Through the leases it now holds, Geovic Energy has control over certain historically identified mineralized areas within eastern Weld County, Colorado and Goshen County, Wyoming.

As of March 1, 2012 we hold undeveloped interests in the following properties in Colorado and Wyoming:

Undeveloped Uranium Prospects

Denver-Cheyenne Basin

	Number of Federal Claim-BLM	Number of Leases	Gross Acres	Net Acres	County
Mineral Exploration Permits and Leases	22		12,240	12,240	Weld County, CO
Mineral Fee Leases		121	57,508	16,557	Weld County, CO
Mineral Fee Leases		85	95,227	46,940	Goshen County, WY
Federal Mining Claims	54		1,115	1,115	Goshen County, WY

We are now holding these properties for possible sale to third parties as we do not expect to further explore or develop these properties at this time.

New Mexico Properties

In 2010 we staked federal mining claims in an area where a prospecting survey showed a potential for recoverable zirconium and certain advanced metals. Our Cornudas Mountain project in southern Otero County, New Mexico is located near the Texas – New Mexico border about 90 miles northeast of El Paso, Texas. The advanced metal suite includes zirconium-hafnium; tantalum-tin-niobium; and yttrium-advanced metals. Detailed surface geologic mapping and sampling have confirmed the geological potential of the higher grade resource areas and limited low-impact exploratory drilling has been carried out to further assess that potential. Additional exploration may be warranted. Some of the mining claims are in an area designated by the BLM as an “Area of Critical Environmental Concern.” Our exploration or development of the prospect areas may be restricted by these or other environmental concerns.

If our prospect evaluation is successful we envisage development as a small-scale, low impact, high value operation due to the combined metal dollar value of the mineral concentrate, and the apparent relative ease of recovery. The suite of advanced metal elements being sought have experienced increases in value due to limited supplies and accelerated demand in the high tech industrial sector. We intend to establish additional claims in the area to provide better coverage of the potentially mineralized area, and to further explore these claims in late 2012, depending on our level of available exploration funding.

As of March 1, 2012 we hold undeveloped interests in the following mining claims in New Mexico:

Undeveloped New Mexico Prospects

Cornudas Project

	Number of Federal Claims-BLM	Gross and Net Acres
Mining Claims-Undeveloped	196	4,049

California Properties

In 2011 we staked 100 federal mining claims in an area where prospecting surveys showed potential for recoverable yttrium and associated rare earth elements. The occurrences are located south of Twentynine Palms California. We have conducted no exploration activities on this prospect.

Undeveloped California Prospects

Music Valley Project

	Number of Federal Claim-BLM	Gross and Net Acres
Mining Claims-Undeveloped	100	2,066

Papua New Guinea

In March 2012 the Company was notified by the Mineral Resources Authority of the government of Papua New Guinea that the Company has been awarded a two-year exploration license pursuant to applications filed by the Company in 2011. Earlier visits to the areas included in the license indicated possible deposits of advanced and specialty metals. No exploration has been undertaken by the Company as of the date of this report.

ITEM 3.	LEGAL PROCEEDINGS

In November 2009, five management level consultants or employees of GeoCam filed lawsuits against GeoCam in Cameroon, claiming approximately $2.2 million as compensation and damages as a result of termination of their services by GeoCam in connection with a reduction in workforce in February and March 2009. In April 2010 the litigation was dismissed. In July 2010 the litigation was re-filed in other jurisdictions and, on June 3, 2011, the High Court of Abong-Mbang before which four of the matters were pending entered judgments in favor of the four claimants totaling CFA 780,339,500 (approximately $1.6 million at December 31, 2011). On November 14, 2011, the High Court of Mfoundi, Yaoundé before which the fifth matter was pending entered a judgment in favor of the claimant totaling CFA 118,804,219 (approximately $0.24 million at December 31, 2011). GeoCam has filed appeals with the Court of Appeal of the Court of Appeal East Region at Bertoua in the four matters and to the Court of Appeal of the Center Region at Yaoundé in the fifth matter. These appeals stayed enforcement of the judgments pending resolution of the appeals. The Company believes all contractual and other obligations to the individuals were satisfied at the time of termination and that the appeals will ultimately be resolved favorable to GeoCam. GeoCam intends to vigorously defend its position throughout the appellate process.

Executive Officers

The following table sets forth certain information, as of March 22, 2012, with respect to our executive officers.

Name	Age	Position
Michael T. Mason(1)	67	Chairman, Chief Executive Officer
Barbara A. Filas(2)	56	President
John E. Sherborne(3)	67	Executive Vice President
William A. Buckovic(4)	62	Director, Executive Vice President, President of Geovic Ltd.
Greg C. Hill(5)	62	Executive Vice President, Chief Financial Officer
Gary R. Morris(6)	67	Senior Vice President, President of Geovic Mineral Sands
Alan W. Peryam(7)	66	Senior Vice President, General Counsel
Shelia I. Short(8)	60	Corporate Secretary
Phillip R. Mason(9)	52	General Manager of Geovic Cameroon, PLC
Brian C. Mazeski(10)	39	Controller, Principal Accounting Officer
Timothy D. Arnold(11)	55	Chief Operating Officer

(1)	Mr. Michael Mason has been Chief Executive Officer since January 21, 2011 and Chairman of the Board of Directors since February 14, 2012. He has been Managing Partner and owner of Mineral Services, LLC, a metals marketing consulting firm, from 1996 to the present. Mr. Mason was a Director of ECU Silver Mining Inc. from April 2001 until its merger with Golden Minerals Corp. in August 2011, and has been a director of Golden Minerals Corp. since that time.
(2)	Ms. Filas has been President since January 21, 2011. She was previously Senior Vice President, Corporate Development from February 2009 until June 2009, when she was appointed Executive Vice President and Chief Administrative Officer. Prior to joining the Company, Ms. Filas was the President of Knight Piésold and Co., a privately held Colorado corporation that provides civil, geotechnical and environmental engineering consulting services to the mining industry, including the Company. In her 30 year career, she has held engineering and environmental positions in consulting and with operating mining companies.
(3)

Mr. Sherborne was President, New Ventures division from January 2011 through February 14, 2012, and Chief Executive Officer from March 2004 until January 21, 2011. He joined Geovic, Ltd., the Company’s present subsidiary, as Executive Vice President, Corporate Development in 2002 and was previously a consultant to Geovic. He was appointed as CEO of Geovic in March 2004 and Chairman in August 2004. He was Chief Executive Officer of the Company from December 2006 until January 2011. He has held senior management positions in international energy and mineral resources businesses for more than 30 years before joining Geovic. Mr. Sherborne will retire March 30, 2012.
(4)	Mr. Buckovic is the founder and was President of Geovic Ltd. from 1994 until 2009, and presently is Executive Vice President of the Company and Geovic Ltd. He became President of the Company upon completion of the RTO in December 2006, and Executive Vice President in 2009. Mr. Buckovic has been active for over 37 years in the mineral exploration and development business, including the discovery of several major mineral deposits.
(5)	Mr. Hill has been Executive Vice President and Chief Financial Officer since January 1, 2010, and was Senior Vice President and CFO for Geovic, Ltd. and the Company from October 2007 until December 2009, and he was Acting CFO of Geovic, Ltd. from August 2006 and for the Company from December 1, 2006 until October 2007. Mr. Hill has also been the President of Englewood Capital, LLC, a private consulting company since November 2001.
(6)	Mr. Morris has been Senior Vice President, Geovic Ltd. since January 2001 and Senior Vice President of the Company since December 1, 2006. Mr. Morris was Managing Director of Geovic Cameroon PLC through May, 2008 and Chairman of the Board of Geovic Cameroon PLC until February 17, 2009.
(7)	Mr. Peryam has been Senior Vice President and General Counsel of Geovic Mining Corp. since October 2008. From June 1, 2007 to December 31, 2008 he was the owner of Alan Peryam LLC and of counsel to the law firm of Zupkus & Angell P.C. From 1974 through May 31, 2007 Mr. Peryam was in private practice of law in Denver, Colorado.
(8)	Ms. Short has been Corporate Secretary since December 1, 2006 and Executive Assistant and Secretary of Geovic, Ltd. since July 2000.
(9)	Mr. Phillip Mason has been Managing Director of Geovic Cameroon PLC since September 1, 2010. He has over 30 years mining management experience, 20 of which have been in rural African mining environments. Prior to joining GeoCam, Mr. Mason was Managing Director for IGE Resources in Angola from 2009-2010; Country Manager for Amoriholdings in the Democratic Republic of Congo from 2006 until 2009; Operations Director for Sengaminees Amari from 2005 to 2006, and Chief Engineer for ITM Mining in Angola from 2002 until 2005.
(10)	Mr. Mazeski has been Controller since April 11, 2011. Mr. Mazeski was previously controller of Uranium One Americas Inc., a multinational mining company, from May 2006 until April 2011, corporate controller of Evergreen Energy Inc., of Denver Colorado, a small public company involved in clean coal technology, from May 2006 until 2008, and controller for Rentech, Inc., of Denver Colorado, a public company involved in clean energy solutions, from 2004 through 2006. Mr. Mazeski also worked as a senior audit associate in a large public accounting firm from 1996 to 2001.
(11)	Mr. Arnold has been Chief Operating Officer since January 21, 2011. He was Manager of the Mt. Hope and Liberty molybdenum projects for General Moly Inc. in Elko Nevada from 2008 until joining the Company. Between 2001 and 2008, He was Vice President and General Manager for Coeur d’Alene Mines at its Kensington Mine (Coeur Alaska Inc.) and Rochester Mine (Coeur Rochester, Inc.).

ITEM 4.	MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended December 31, 2011, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

Our Common Stock, $.0001 par value per share, is traded in the over-the-counter bulletin board (“OTC-BB”) under the symbol: “GVCM” and on the Toronto Stock Exchange (“TSX”) under the symbol GMC. Our stock is not traded or quoted on any automated quotation system. The following table sets out the reported high and low closing prices on the TSX and high and low bid prices on the OTC-BB for the periods indicated as reported by the OTC-BB and TSX.

		OTC-BB (US$)		Toronto Stock Exchange (CDN$)
		High	Low	High	Low
2012	1st quarter (through March 22, 2012)	0.20	0.13	0.21	0.14

2011	4th quarter	0.32	0.15	0.32	0.145
	3rd quarter	0.41	0.20	0.375	0.21
	2nd quarter	0.73	0.31	0.69	0.31
	1st quarter	0.74	0.42	0.75	0.42

2010	4th quarter	0.98	0.62	0.99	0.65
	3rd quarter	0.81	0.55	0.83	0.58
	2nd quarter	0.89	0.55	0.89	0.60
	1st quarter	0.93	0.64	0.97	0.66

On March 22, 2012, the last reported sale price of our Common Stock on the OTC-BB was $0.14 and on the TSX was Cdn $0.14. As of March 22, 2012, there were 106,639,602 shares issued and outstanding, and we had approximately 420 registered stockholders of record.

Dividends

We have never paid dividends. While any future dividends will be determined by our Board of Directors after consideration of earnings, financial condition and other relevant factors, it is currently expected that any available cash resources will be utilized in connection with our ongoing business operations.

Price Range of Warrants

We have one remaining class of outstanding publicly traded warrants, traded on the Toronto Stock Exchange. We issued 2,999,996 warrants December 1, 2006 all of which expired November 30, 2011, 10,800,000 warrants March 7, 2007, which expired March 6, 2012 and 4,792,100 warrants in connection with an offering completed April 27, 2007 which will expire April 26, 2012 (“GMC.WT.B”). The outstanding warrants have an exercise price of Cdn$5.00 per share. The following table sets out the reported high and low closing sales prices for the outstanding warrants for the last two fiscal years, as reported by the TSX.

Series and Year		(Cdn$)
		High	Low
Warrant GMC.WT.B
2012	1st quarter (as of March 22, 2012)	na	na

2011	1st quarter	0.020	0.005
	2nd quarter	na	na
	3rd quarter	0.015	0.005
	4th quarter	0.005	0.005

2010	1st quarter	0.04	0.01
	2nd quarter	0.03	0.005
	3rd quarter	0.09	0.01
	4th quarter	0.12	0.035

On March 22, 2012, the last reported sale prices of Warrant GMC.WT.B was Cdn$0.005. On that date there were outstanding 4,792,100 Warrants.

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

Performance Chart

The following chart compares the total cumulative Stockholder return, assuming dividend reinvestment, for C$100 invested in shares of Geovic Mining Corp. on December 31, 2006 with the cumulative total return, assuming dividend reinvestment, of the S&P/TSX Composite Index and the S&P TSX Global Mining Index for the period from December 31, 2006 to December 31, 2011. The historic performance of the share price, as set out in the graph, does not necessarily indicate future price performance.

	Dec. 31/2006		Dec. 31/2007	Dec. 31/2008	Dec. 31/2009	Dec. 31/2010	Dec. 31/2011
Value based on $100 invested in Geovic Mining Corp.	$100		63.77	18.87	24.15	27.17	6.42
Value based on $100 invested in S&P/TSX Composite	$100		107.16	69.63	91.00	104.14	92.61
Value based on $100 invested in S&P/TSX Global Mining Index	N/A	*	$100	60.29	91.97	115.68	85.48

*	Index has only been in existence since June 2007

Note: All figures in this table are in Canadian dollars. At March 22, 2012, the exchange rate quoted by Oanda Corporation (www.oanda.com), was $1.00 to C$0.99.

ITEM 6.	SELECTED FINANCIAL DATA

Set forth below is selected consolidated financial information for each of the five years ended December 31, 2007 through 2011. We selected the balance sheet data and statement of operations information for the five years from our audited financial statements.

You should read the information presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes included elsewhere in this Report.

Selected Financial Data

(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009	2008	2007
Statement of Operations Data

Exploration costs	$10,894	$16,299	$10,966	$27,464	$9,189
General and administrative	7,154	7,798	8,236	6,382	3,276
Stock based compensation	729	784	972	2,466	2,111
Change in fair value of warrants	(129)	(662)	116	—	—
Interest and bank charges	37	60	55	152	59
Depreciation	936	895	734	244	76
Mineral property impairment	—	—	—	3,244	—
Interest income	(57)	(6)	(112)	(1,132)	(3,235)
Other income	(864)	—	—	—	—
Income tax expense (benefit)	—	—	(75)	(436)	(414)
Consolidated net loss	(18,767)	(25,168)	(20,892)	(38,384)	(11,062)
Net loss attributed to noncontrolling interest	(3,949)	(6,884)	(4,601)	(11,501)	(3,214)
Net loss attributed to Geovic stockholders	(14,818)	(18,284)	(16,291)	(26,883)	(7,848)
Weighted average outstanding shares	104,964	103,829	103,016	102,399	92,047
Loss per share	(0.14)	(0.18)	(0.16)	(0.26)	(0.09)

Balance sheet data (end of period):

Cash and cash equivalents	15,554	32,383	49,153	64,184	78,479
Total assets	19,860	36,942	54,129	70,524	82,936
Total liabilities	2,248	4,668	5,224	6,351	1,794
Stockholders’ equity	7,666	21,617	39,040	55,029	79,264

Summary of Quarterly Results

The table below sets forth quarterly results for the eight quarters ending December 31, 2011:

	2011				2010
	Fourth	Third	Second	First	Fourth	Third	Second	First
Exploration costs	$2,401	$2,878	$2,925	$2,690	$5,151	$4,256	$4,379	$2,513
General and administrative	1,613	1,830	1,887	1,824	2,476	1,674	1,923	1,725
Stock based compensation	(18)	174	177	396	72	121	154	437
Change in fair value of warrants	—	—	(2)	(127)	(73)	30	(347)	(272)
Interest and bank charges	7	8	9	13	16	17	15	12
Depreciation	233	233	248	222	234	220	217	224
Interest income	(9)	(20)	(18)	(10)	(2)	(2)	(1)	(1)
Income tax expense (benefit)	—	—	—	—	—	—	—	—
Net loss attributed to noncontrolling interest	(842)	(897)	(1,131)	(1,079)	(2,167)	(1,742)	(1,890)	(1,085)
Net loss attributed to Geovic stockholders	(2,853)	(3,868)	(4,093)	(4,004)	(5,707)	(4,574)	(4,450)	(3,553)
Loss per share	(0.03)	(0.04)	(0.04)	(0.04)	(0.05)	(0.04)	(0.04)	(0.03)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an analysis of our capital resources and liquidity at year end 2011, and financial results for the years ended December 31, 2011 and 2010 compared to previous years. All amounts are presented in United States dollars unless indicated otherwise. Reference should also be made to the financial statements and related notes and other information appearing elsewhere in this report, and the Company’s other disclosure materials filed from time to time on www.sec.gov and the Company’s website at www.geovic.net. As used in this report, unless the context otherwise indicates, references to “we”, “our”, “ours” and “us” refer to Geovic Mining Corp. and its subsidiaries collectively.

Business

We are engaged in the business of planning to develop a cobalt, nickel, and manganese mining project in Cameroon through GeoCam, our majority-owned (60.5%) subsidiary incorporated under the laws of the Republic of Cameroon. We also explore for exploitable deposits of other minerals. We hold the following early stage exploration prospects: exploration licenses in New Caledonia (chromite); state exploration permits in Arizona (gold); mineral leases and mining claims in Colorado and Wyoming (uranium); mining claims in New Mexico and California (rare earth and other specialty metals); and an exploration license in Papua New Guinea (advanced and specialty metals).

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

Since the feasibility study was completed, we have devoted most of our efforts to seeking and evaluating a means to finance the Nkamouna Project. We have considered many possible alternatives, and we continue to focus our attention on joint ventures or similar arrangements, including a sale of a significant portion or all of our interest in the Project, with one or more strategic investors who would agree to assist in financing and to purchase much of the cobalt, nickel and manganese products from the Project. We have had active negotiations with large state-owned companies in two Asian countries during 2011. Another option being considered is more conventional project debt and equity financing arrangements under which we would be required to raise significant amounts of equity, although this option is unlikely to be achieved.

We also face other significant issues affecting development and operation of the Nkamouna Project, such as operating the Project through GeoCam as an autonomous Cameroonian entity, GeoCam’s ability to recruit, train and retain a qualified and stable local workforce and mining professionals to manage its development, construction and operation, and the logistical challenges of operating the Project in a relatively undeveloped, remote area in Cameroon.

We are the majority shareholder of GeoCam. We generally do not take major strategic actions at GeoCam without general concurrence by the other shareholders who are collectively represented by SNI. We view a good working relationship with the other shareholders of GeoCam as fundamental to the future success of the Nkamouna Project. Under the Shareholder Agreement GeoCam is operated as an autonomous entity and we select three of the five GeoCam directors and two directors are selected by the other shareholders.

We are seeking to 1) realize value for the Cameroonian assets and 2) shift the Company’s focus to a prospect generation and strategic investment business model in 2012 and beyond. Since our position in GeoCam will likely be significantly diminished or completely eliminated through strategic investment upon completion of a financing transaction, the future direction for the Company will be to identify new exploration prospects, minimally develop and prioritize existing and new prospects, and sell or joint venture further exploration and development of those prospects to others. The Company expects to take prospects to a level where they can be timely monetized through strategic investments by others who have the resources and staying ability to complete advanced exploration, permitting and development.

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

At December 31, 2011 we had approximately $15.6 million of cash and cash equivalents on a consolidated basis compared to $32.4 million at December 31, 2010, a decrease of approximately $16.8 million. Our cash is invested in U.S. dollar deposits and highly liquid money market funds and in the Cameroon branch of a large international bank.

New mining projects such as the Nkamouna Project are typically financed using a combination of debt secured by the project and owners’ equity. Our plan has been to attempt to finance the capital costs, startup expenses and financing costs of the Project in such a manner. In conventional project debt financing, GeoCam would be required to furnish, as equity, more than 40% of the total estimated costs for the Nkamouna Project as a condition to securing loans for the balance of the costs. GeoCam’s financial advisor has estimated that our share of GeoCam equity to complete such debt financing for the Project would be approximately $225 million, which reflects the amount of equity capital we would be required to contribute to GeoCam as a condition to debt financing.

With our assistance, GeoCam engaged a large international bank as its financial advisor in August 2010. In early 2011 we engaged a large multi-national investment banking firm as financial advisor to advise and assist the Company in discussions with strategic partners for the Nkamouna Project and to review financing alternatives and our equity requirements in connection with financing the Project. Monthly advisor fees to both advisors were suspended indefinitely as of March 1, 2012.

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

During 2010 and through the present, we have met with various large international businesses with respect to the potential purchase of future off-take from, and possible investment in, the Nkamouna Project. The Company and the other GeoCam shareholders have continued to discuss possible strategic investment arrangements with several large Asian companies, and during the third quarter through the present we have negotiated with state owned companies in Asia. These discussions could lead to proposals under which the strategic investor would acquire a large interest in GeoCam or in the Nkamouna Project directly, for cash, and would assist GeoCam to raise the additional required funding to construct the Nkamouna Project and the investor would gain preferred access to Project offtake. Any such cash paid by the strategic investor for our interest could be available to fund all or a portion of our remaining project equity requirements. Under such an arrangement our interest in the Nkamouna Project would be reduced, perhaps significantly, or eliminated. As of the date of this Report, no such proposal has been finalized.

We are also discussing other arrangements, including direct placement of our equity securities in private transactions with third parties, and a transfer of some or all of our ownership of GeoCam to one or more investors. Terms of any equity financing by the Company, if available, would be dilutive to our present stockholders.

We are currently investigating all strategic alternatives available to us. If we are unable to raise our share of equity required as a condition to Project debt financing or secure a strategic investment by another qualified party, construction of the Nkamouna Project would be delayed.

We do not anticipate generating operating revenue until operations at the Nkamouna Project begin, which could be at least three years after completion of required financing arrangements. If we are successful in selling some or all of our interest in the Project to a third party, our future requirement to fund GeoCam and Project construction would be reduced. Some or all of the proceeds from such a sale could be available for other purposes. We believe that our cash resources will satisfy our capital and liquidity requirements for pre-construction operations and other Company expenses into the second quarter of 2013, depending on GeoCam’s level of activity. The GeoCam pre-construction cash expenditures are presently expected to total approximately $3.6 million for 2012.

GeoCam’s operating expenses are paid through capital increases approved by the shareholders of GeoCam and funded in accordance with the respective ownership interests prior to the capital increase. We will be obligated to fund 60.5% of future GeoCam capital increases. We anticipate further capital increases at GeoCam during 2012, and that approximately $2.1 million of our available cash will be used during 2012 to pay our share of pre-construction operating expenses in Cameroon.

We expect our 2012 general and administrative expenses to total approximately $6.5 million, not including any transaction costs related to a potential sale of some or all of our interest in the Nkamouna Project. We also expect to spend up to $2.1 million for exploration of mineral properties, or investment in other resource entities, in the United States and elsewhere. We expect that a significant portion of our cash resources will be expended or committed for these purposes through early 2013 or later and that our cash balances will continue to decrease from quarter to quarter. Based on our current planned 2012 expenditures, we anticipate that our 2012 year end consolidated cash and cash equivalents will be approximately $3 to $4 million.

We expect that we will work with the other shareholders of GeoCam to reach an agreement with a third party on financing transactions for the Nkamouna Project in mid to late 2012. We have budgeted a lower level of general and administrative and operating expenditures for 2012 to reflect our lower liquidity and relatively limited cash. We have also identified other areas where we can further reduce our expenses during the last half of 2012 if we have not progressed toward financing the Nkamouna Project or selling some or all of our interest in the Project by mid-year. We have taken these steps with a view to assuring that our cash resources will satisfy our cash requirements into the second quarter of 2013.

Management and the Board of Directors have already begun to implement a number of cash conservation strategies for the Company and GeoCam. The most significant cost reductions compared to previous years is our reduction of expenditures at GeoCam. With the completion of the Feasibility Study in 2011, GeoCam no longer incurs the significant costs of technical evaluations, consultant and testing fees and travel that contributed to that study. We have since reduced Project expenses to incur only necessary expenditures, primarily limited to securing the site, reclaiming exploration disturbances, environmental monitoring, and supporting potential financial and strategic investor due diligence efforts. This has significantly reduced the anticipated level of GeoCam cash requirements for 2012.

In addition, we reduced the size of our Board of Directors to five persons, eliminated two consulting positions, agreed with a financial advisor to discontinue its services at least until a financing transaction is underway, eliminated much of our mineral and corporate marketing activities and limited travel and office expenses. A senior executive is retiring and we are looking to amicably reduce certain other financial obligations that are subject to contractual obligations through negotiations and mutually acceptable resolution. Finally we have decided to defer most exploration activities planned for New Caledonia until a financing or sale transaction for the Nkamouna Project is underway. This downsizing and deferral is being implemented to reduce financial commitments and overheads and poise the Company for success going forward.

Neither the Company, nor GeoCam, has any material debt or other similar obligations or commitments. We believe that our present capital resources will be sufficient to satisfy the Company’s existing capital and liquidity requirements described above into the second quarter of 2013, not including any equity requirements in connection with any Project debt financing by GeoCam. We have no standby financing arrangements currently in place.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Results of Operations

2011 compared to 2010

We have no material current revenue and expect to continue to generate losses and negative cash flows from operations for the foreseeable future. Until and unless we sell some or all of our interest in the Nkamouna Project or project financing for the Project is secured and construction commences, we expect to reduce our operating and other expenditures from those in 2011.

We had a net loss attributed to Geovic stockholders of $14.8 million for the year ended December 31, 2011, a decrease of $3.5 million from the net loss of $18.3 million in 2010. The decrease in the loss in 2011 was mainly due to lower expenses for the Feasibility Study and related activities in Cameroon that were incurred throughout 2010 and were mostly concluded in Q1 2011.

For 2011, our exploration costs decreased by $5.4 million (33%) to $10.9 million compared to $16.3 million for the prior year. The decrease was mainly a result of significantly higher 2010 property evaluation costs in Cameroon, such as consultants engaged to work on the Feasibility Study, pilot studies and related activities. Most of this work was completed by the first quarter of 2011, and resulted in a $6.5 million decrease for 2011. The decrease was partially offset by early stage project financing costs incurred in 2011 as well as an increase in exploration costs for New Caledonia, New Mexico, and Papua New Guinea.

General and Administrative expenses in the United States decreased by $0.6 million to $7.2 million compared to $7.8 million in 2010. The decrease is largely due to approximately $0.7 million of employee severance costs incurred in 2010.

Stock compensation expense decreased approximately $0.1 million to $0.7 million compared to $0.8 million in 2010. In 2010 and in 2011 we made annual grants of options under the Stock Option Plan to officers, directors and employees and we also granted restricted stock awards and restricted stock units to directors in 2011. Due to a lower market price for our shares in 2011, the fair value of the options awarded in 2011 was lower than the prior year.

The change in fair value of warrants was a benefit of $0.1 million in 2011 compared to a benefit of $0.7 million in 2010. This change is mainly related to the decrease in the remaining expected life of the warrants and lower share prices. The fair value of the warrants is $0 as of the end of 2011.

Other Income was $0.9 million in 2011 as GeoCam rented idle equipment to a third party for $0.5 million and we wrote-off a liability of $0.4 million related to a repayment obligation that would have been due to the U.S. Trade and Development Agency for a 2001 grant used for an early mining feasibility study. When the 10 year measurement and reporting periods under the grant expired, Geovic was relieved of its repayment obligation.

Interest income increased to $57,000 in 2011 compared to $6,000 in 2010 as interest rates we received on our cash investments were higher in 2011.

The net loss attributed to the non-controlling interest decreased by $3.0 million to $3.9 million compared to $6.9 million for the prior year due to smaller loss incurred by GeoCam as a result of the decreased expenditures in Cameroon.

2010 compared to 2009

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

General and Administrative expenses decreased by $0.4 million to $7.8 million compared to $8.2 million in 2009. The decrease was largely due to lower professional fees offset by an increase in employee severance costs and financial advisor fees.

Stock compensation expense decreased approximately $0.2 million to $0.8 million compared to $1.0 million in 2009. In both 2010 and 2009 we made annual grants of options under the Stock Option Plan to officers, directors and employees. The fair value of the options awarded in 2010 was lower than the prior year due primarily to lower market prices for our common stock.

The change in fair value of warrants was a credit of $0.7 million in 2010 compared to a charge of $0.1 million in 2009. This change was mainly related to the decrease in the remaining expected life of the warrants and lower share prices.

Depreciation was $0.2 million higher in 2010, reflecting higher gross asset values in 2010.

Interest income decreased to $6,000 in 2010 compared to $0.1 million in 2009 as interest rates we received on our cash investments were significantly lower in 2010 and our cash decreased by approximately $16.8 million in 2010.

The net loss attributed to the non-controlling interest increased by $2.3 million to $6.9 million compared to $4.6 million for the prior year due to increased losses in GeoCam resulting from increased expenditures incurred by GeoCam.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of December 31, 2011.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operational effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management’s assessment identified no material weaknesses in our internal control over financial reporting as of December 31, 2011.

Therefore, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

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

The information required by this item is incorporated herein by reference to the 2012 Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after December 31, 2011. Certain information concerning our executive officers is included immediately before Item 4.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2012 Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELEATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2012 Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2012 Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2012 Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after December 31, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Form 10-K

1. Financial Statements and Supplementary Data

2. Financial Statement Schedules (not applicable)

(b) See Exhibit Index below

(c) Not applicable

Exhibits

The following exhibits are filed as part of this Annual Report:

Exhibit Number	Description
3.1	Certificate of Domestication of the Registrant, dated November 21, 2006, incorporated by reference to Exhibit 3.1 to Form 10 Registration Statement filed May 14, 2007.

3.2	Certificate of Incorporation of the Registrant, dated November 21, 2006, incorporated by reference to Exhibit 3.2 to Form 10 Registration Statement filed May 14, 2007.

3.3	Bylaws of Registrant, incorporated by reference to Exhibit 3.3 to Form 10 Registration Statement filed May 14, 2007.

4.1	Warrant Indenture dated April 20, 2007 between Geovic Mining Corp and Pacific Corporate Trust Company, incorporated by reference to Exhibit 4.4 to Form 10 Registration Statement filed May 14, 2007.

4.2	Geovic Mining Corp. Audit Committee Charter Adopted April 30, 2007, incorporated by reference to Exhibit 4.5 to Form 10 Registration Statement filed May 14, 2007.

10.1	Republic of Cameroon Mining Permit Decree, Dated April 11, 2003, incorporated by reference to Exhibit 10.4 to Form 10 Registration Statement filed May 14, 2007.

10.2	Mining Convention Between The Republic of Cameroon and Geovic Cameroon, S.A., dated July 31, 2002, incorporated by reference to Exhibit 10.5 to Form 10 Registration Statement filed May 14, 2007.

10.3	Geovic Cameroon Plc Shareholders Agreement, dated April 9, 2007, incorporated by reference to Exhibit 10.6 to Form 10 Registration Statement filed May 14, 2007.

Exhibit Number	Description

10.4	Executive Employment Agreement of William A. Buckovic, dated January 1, 2008, including amendment effective January 1, 2010, incorporated by reference to Exhibit 10.9 for Form 10-K filed March 30, 2010.

10.5	Executive Employment Agreement of John E. Sherborne Jr., dated January 1, 2008, including amendment effective January 1, 2010, incorporated by reference to Exhibit 10.11 for Form 10-K filed March 30, 2010.

10.6	Executive Employment Agreement of Greg Hill, dated January 1, 2008, including amendment effective January 1, 2010, incorporated by reference to Exhibit 10.12 for Form 10-K filed March 30, 2010.

10.7	Executive Employment Agreement of Barbara A. Filas, dated February 16, 2009, including amendment effective January 1, 2010, incorporated by reference to Exhibit 10.13 for Form 10-K filed March 30, 2010.

10.8	Executive Employment Agreement of Alan W. Peryam, dated October 1, 2008, including amendment effective January 1, 2010, incorporated by reference to Exhibit 10.14 for Form 10-K filed March 30, 2010.

10.9	Executive Employment Agreement of Gary R. Morris, dated January 1, 2007, including amendment effective January 1, 2010, incorporated by reference to Exhibit 10.15 for Form 10-K filed March 30, 2010.

10.10	Executive Employment Agreement of Shelia I. Short, dated January 1, 2007, including amendment effective January 1, 2010, incorporated by reference to Exhibit 10.17 for Form 10-K filed March 30, 2010.
10.11	Geovic Mining Corp. Second Amended and Restated Stock Option Plan, amended as of January 21, 2011, incorporated by reference to Exhibit 10.14 to Form 10-K filed March 29, 2011.

10.12	Agreement on Settlement of Governance and past Financial Situation of Geovic Cameroon PLC dated 31 December 2007, incorporated by reference to Exhibit 10.19 to Form 10-K filed March 31, 2008.

10.13	Charter of Compensation Committee for Geovic Mining Corp., incorporated by reference to Exhibit 10.22 to Form 10-K filed March 31, 2008.

10.14	Charter for Nominating and Corporate Governance Committee for Geovic Mining Corp., incorporated by reference to Exhibit 10.23 to Form 10-K filed March 31, 2008.

10.15	Geovic Mining Corp. 2010 Stock Award Plan, incorporated by reference to Exhibit 10.1 on Form 8-K filed June 15, 2010.

10.16	Michael Mason Employment Agreement, dated January 21, 2011, incorporated by reference to Exhibit 10.22 to Form 10-K filed March 29, 2011.

10.17	Timothy Arnold Employment Agreement, dated January 21, 2011, incorporated by reference to Exhibit 10.23 to Form 10-K filed March 29, 2011.

10.18	Office Lease Agreement between CCP/MS SSIII Denver Tabor Center I Property Owner LLC and Geovic Mining Corp. dated August 21, 2008, incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed October 8, 2008.

10.19	Whistle-Blower Policy adopted December 21, 2009, incorporated by reference to Exhibit 10.30 from 10-K filed March 30, 2010.

21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 10.19 to Form 10-K filed March 29, 2011.

Exhibit Number	Description

23.1	Consent of Ernst & Young LLP.*

23.2	Consent of Knight Piésold*

23.3	Consent of SRK Consulting (United States.), Inc.*

23.4	Consent of Lycopodium Minerals Pty. Ltd.*

31.1	Rule 13A-14(A) Certification of CEO.*

31.2	Rule 13A-14(A) Certification of CFO.*

32.1	Section 1350 Certification—CEO.*

32.2	Section 1350 Certification—CFO.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on March 28, 2012.

Geovic Mining Corp.
Registrant
By:	/s/ MICHAEL T. MASON
Name:	Michael T. Mason
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated.

Signature	Title	Date
/s/ MICHAEL T. MASON Michael T. Mason	Chairman, Chief Executive Officer (Principal Executive Officer)	March 28, 2012

/s/ BARBARA A. FILAS Barbara A. Filas	President	March 28, 2012

/s/ WILLIAM A. BUCKOVIC William A. Buckovic	Executive Vice President and Director	March 28, 2012

/s/ GREG HILL Greg Hill	Chief Financial Officer (Principal Financial Officer)	March 28, 2012

/s/ BRIAN C. MAZESKI Brian C. Mazeski	Controller (Principal Accounting Officer)	March 28, 2012

/s/ ROBERT J. (DON) MACDONALD Robert J. (Don) MacDonald	Director	March 28, 2012

/s/ GREGG SEDUN Gregg Sedun	Director	March 28, 2012

/s/ PAUL D. ROSE Paul D. Rose	Director	March 28, 2012

Consolidated Financial Statements

Geovic Mining Corp.

(an exploration stage company)

December 31, 2011

(Stated in U.S. dollars)

Geovic Mining Corp.

(an exploration stage company)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Geovic Mining Corp.

We have audited the accompanying consolidated balance sheets of Geovic Mining Corp. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geovic Mining Corp. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Denver, Colorado

March 28, 2012

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$15,554	$32,383
Restricted cash	98	—
Prepaid expenses	577	538
Other	273	101

Total current assets	16,502	33,022

Property, plant and equipment, net [note 5]	3,102	3,830
Deposits	256	90

Total assets	$19,860	$36,942

LIABILITIES

Current liabilities:
Accrued liabilities and other payables	$1,394	$3,644

Total current liabilities	1,394	3,644

Other liabilities	497	547
Related party payable [note 13 (c)]	357	348
Share-based payment liability [note 7]	—	129

Total liabilities	2,248	4,668

Commitments and contingencies [note 14]

EQUITY
Common stock, par value of $0.0001, 200 million shares authorized and 106.4 million and 104.3 million shares issued and outstanding in 2011 and 2010, respectively	11	10
Additional paid-in capital	110,430	109,564
Deficit accumulated during the exploration stage	(102,775)	(87,957)

Total controlling stockholders’ equity	7,666	21,617
Noncontrolling interest [note 10]	9,946	10,657

Total equity	17,612	32,274

Total liabilities and equity	$19,860	$36,942

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Years ended December 31,			Unaudited period from Nov. 16, 1994 (inception) to Dec. 31, 2011
	2011	2010	2009
EXPENSES (INCOME)
Exploration costs [note 4]	$10,894	$16,299	$10,966	$89,053
General and administrative	7,154	7,798	8,236	38,445
Stock based compensation [notes 6-7]	729	784	972	18,586
Change in fair value of warrants [note7]	(129)	(662)	116	(675)
Interest and bank charges	37	60	55	391
Depreciation	936	895	734	3,589
Mineral property impairment	—	—	—	3,244

Total expenses	19,621	25,174	21,079	152,633

Other income	(864)	—	—	(864)
Loss on asset disposal	67	—	—	67
Interest income	(57)	(6)	(112)	(4,853)

Net loss before income taxes	(18,767)	(25,168)	(20,967)	(146,983)
Income tax expense (benefit) [note 11]	—	—	(75)	(65)

Consolidated net loss	(18,767)	(25,168)	(20,892)	(146,918)

Less: Net loss attributed to the noncontrolling interest	(3,949)	(6,884)	(4,601)	(30,149)

Net loss attributed to Geovic stockholders	$(14,818)	$(18,284)	$(16,291)	$(116,769)

Net loss per share	$(0.14)	$(0.18)	$(0.16)

Weighted average shares outstanding	104,963,741	103,829,109	103,016,274

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional paid- in capital	Deficit	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2008	102,943,446	$10	$122,396	$(67,377)	$9,144	$64,173

Cumulative effect of adoption of ASC 815-40 [note 8]	—	—	(14,670)	13,995	—	(675)
Stock options exercised [note 6]	130,600	—	6	—	—	6
Stock-based compensation [note 6]	—	—	971	—	—	971
Noncontrolling interest contribution	—	—	—	—	5,322	5,322
Net loss for year	—	—	—	(16,291)	(4,601)	(20,892)

Balance, December 31, 2009	103,074,046	$10	$108,703	$(69,673)	$9,865	$48,905

Issuance of common stock [note 13]	139,000	—	—	—	—	—
Stock options exercised [note 6]	1,079,366	—	77	—	—	77
Stock-based compensation [note 6]	—	—	784	—	—	784
Noncontrolling interest contribution	—	—	—	—	7,676	7,676
Net loss for year	—	—	—	(18,284)	(6,884)	(25,168)

Balance, December 31, 2010	104,292,412	$10	$109,564	$(87,957)	$10,657	$32,274

Stock options exercised [note 6]	1,855,342	1	137	—	—	138
Stock-based compensation [note 6]	210,000	—	729	—	—	729
Noncontrolling interest contribution	—	—	—	—	3,238	3,238
Net loss for year	—	—	—	(14,818)	(3,949)	(18,767)

Balance, December 31, 2011	106,357,754	$11	$110,430	$(102,775)	$9,946	$17,612

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,			Unaudited period from Nov. 16, 1994 (inception) to Dec. 31, 2011
	2011	2010	2009
OPERATING ACTIVITIES
Consolidated net loss	$(18,767)	$(25,168)	$(20,892)	$(146,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	936	895	734	3,589
Stock-based compensation expense	729	784	972	18,586
Change in fair value of warrants	(129)	(662)	116	(675)
Loss on disposal of assets	67	—	—	67
Mineral property impairment	—	—	—	3,244
Changes in non-cash operating working capital:
(Increase) decrease in income tax receivable	—	—	458	—
Increase in restricted cash	(98)	—	—	(98)
(Increase) in prepaid expenses	(39)	(76)	(18)	(577)
Decrease (increase) in other assets	(172)	96	475	(165)
(Increase) decrease in deposits	(101)	(71)	4	(300)
Increase (decrease) in accrued liabilities and other payables	(2,250)	221	(1,753)	1,394
Increase (decrease) in income tax payable	—	—	—	—
Increase (decrease) in other liabilities	(50)	(135)	(341)	497
Increase in related party payables	9	20	176	357

Cash used in operating activities	(19,865)	(24,096)	(20,069)	(120,999)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(393)	(427)	(290)	(6,877)
Proceeds on sale of assets	54	—	—	54
Acquisition of mineral leases	—	—	—	(3,244)

Cash used in investing activities	(339)	(427)	(290)	(10,067)

FINANCING ACTIVITIES
Noncontrolling interest contribution	3,238	7,676	5,322	40,095
Cash paid to rescind exercise of stock options	—	—	—	(15)
Proceeds from issuance of common stock and preferred stock	—	—	—	95,589
Proceeds from issuance of stock purchase warrants	—	—	—	16,168
Proceeds from exercise of stock options and stock purchase warrants	137	77	6	2,528
Stock issue costs	—	—	—	(7,745)

Cash provided by financing activities	3,375	7,753	5,328	146,620
Net increase (decrease) in cash and cash equivalents	(16,829)	(16,770)	(15,031)	15,554
Cash and cash equivalents, beginning of year	32,383	49,153	64,184	—

Cash and cash equivalents, end of year	$15,554	$32,383	$49,153	$15,554

SUPPLEMENTAL INFORMATION
Income Taxes Paid	$—	$—	$—	$—

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

As an exploration stage company, we have a history of losses, deficits and negative operating cash flows and may continue to incur losses in the future. We continue to evaluate our cash position and cash utilization. Our cash resources and ability to access additional financing will be critical to our financial condition until we begin to receive operating revenue, which may not be until operations at the Nkamouna Project begin, which could be at least three years after completion of required financing arrangements.

Based on the estimated capital and start-up costs of the Nkamouna Project, we presently do not have sufficient capital resources available to meet anticipated equity requirements. Our ability to raise additional capital for this purpose would depend on a number of factors, many of which are partly or wholly outside of our control, including the state of world-wide financial, commodity and other markets, the market trading price of our common stock and demand for future access to the cobalt resources in the Nkamouna Project. We are currently investigating all strategic alternatives available to us, including selling some or all of our interest in the Project to a third party.

We have been closely monitoring our fixed and variable costs and intend to restrict such costs to those expenses that are necessary to complete activities related to securing project financing for the Nkamouna Project, identifying opportunities to generate cash from our existing exploration properties and identifying additional sources of working capital and general administrative costs in support of such activities. Management and the Board of Directors have already begun to implement a number of cash conservation strategies for the Company and GeoCam. The most significant cost reductions compared to previous years are our reduction of expenditures at GeoCam. With the completion of the Feasibility Study in 2011, GeoCam no longer incurs the significant costs of technical evaluations, consultant and testing fees and travel that contributed to that study. We have since reduced Project expenses to incur only necessary expenditures, primarily limited to securing the site, reclaiming exploration disturbances, environmental monitoring, and supporting potential financial and strategic investor due diligence efforts. This has significantly reduced the anticipated level of GeoCam cash requirements for 2012.

In addition, we reduced the size of our Board of Directors to five persons, eliminated two consulting positions, agreed with a financial advisor to discontinue its services at least until a financing transaction is underway, eliminated much of our mineral and corporate marketing activities and limited travel and office

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

expenses. A senior executive is retiring and we are looking to amicably reduce certain other financial obligations that are subject to contracts through negotiations and mutually acceptable resolution. Finally we have decided to defer most exploration activities planned for New Caledonia until a financing or sale transaction for the Nkamouna Project is better understood. This downsizing and deferral is being implemented to reduce financial commitments and overheads and poise the Company for success going forward.

We are seeking to 1) realize value for the Cameroonian assets and 2) shift the Company’s focus to a prospect generation and strategic investment business model in 2012 and beyond. Since our position in GeoCam will likely be significantly diminished or completely eliminated through strategic investment upon completion of a financing transaction, the future direction for the Company will be to identify new exploration prospects, minimally develop and prioritize existing and new prospects, and sell or joint venture further exploration and development of those prospects to others. The Company expects to take prospects to a level where they can be timely monetized through strategic investments by others who have the resources to complete advanced exploration, permitting and development.

Our consolidated cash balance at December 31, 2011 was $15.6 million. We anticipate that the Company will be able to satisfy the cash requirements of its operations into the second quarter of 2013 with current cash resources, however, we may be unable to obtain long-term funding and our near-term expenses could be greater than projected. If we are unable to obtain additional capital, we will need to further curtail our operations in order to preserve working capital, which could materially harm our business and our ability to achieve cash flow in the future, including delaying or reducing implementation of certain aspects of our plans for developing the Nkamouna Project.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their content. These accounting policies conform to United States generally accepted accounting principles (“US GAAP”) and have been consistently applied in the preparation of the financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Restricted Cash

As of December 31, 2011, restricted cash is comprised of cash that has been pledged as collateral for a standby letter of credit related to drilling reclamation obligations and as collateral for a corporate purchase card program.

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

Foreign currency remeasurement

The Company and its subsidiaries, all of which are considered to be integrated, use the United States Dollar (“USD”) as their functional currency. Current assets and liabilities denominated in foreign currencies are remeasured into the USD at the rates of exchange prevailing on the balance sheet date. Other nonmonetary consolidated balance sheet items are remeasured into the USD at the rate prevailing on the respective transaction dates. The resulting foreign exchange gains and losses are included in exploration costs on the statement of operations. For 2011, the Company recorded a gain of approximately $0.1 million. For 2010 and 2009 the Company recorded losses of approximately $0.9 million and $125, respectively.

Loss per share

Loss per share is computed by dividing net loss attributed to Geovic stockholders by the weighted average number of common shares outstanding during the year. Stock options and warrants will be dilutive when the Company has income from continuing operations and when the average market price of the common shares during the period exceeds the exercise price of the options and warrants. Due to the net loss attributed to Geovic for all periods presented, the stock options and warrants have been anti-dilutive and, therefore, not included in the loss per share calculations.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

3. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued authoritative guidance, which requires additional disclosures and clarifies certain existing disclosure requirements regarding fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted this guidance effective January 1, 2010. However, none of the specific additional disclosures were applicable at December 31, 2011.

In May 2011, the FASB issued guidance clarifying previous guidance related to fair value measurement. This guidance is effective during interim and annual periods beginning after December 15, 2011. It is effective for the Company’s interim period beginning on January 1, 2012. Early application is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or disclosures.

4. EXPLORATION COSTS

GeoCam gained exclusive rights to exploitation of the cobalt and nickel deposits with the granting of a Mining Convention by the government of Cameroon on August 1, 2002. The Mining Convention grants GeoCam the exclusive rights to mine, process, and export cobalt, nickel and related substances from lands subject to a Mining Permit, which was granted by decree on April 11, 2003. The Mining Convention, which has a primary term of 25 years, sets forth all legal and fiscal provisions governing the mining operation. It is renewable under certain conditions for the life of the resource.

The following is a summary of the exploration costs incurred by the Company:

	2011	2010	2009	Unaudited period from Nov. 16, 1994 (inception) to Dec. 31, 2011
Cameroon, Africa:
Property evaluation	$4,270	$10,103	$5,634	$52,876
Office costs	4,421	4,977	4,297	29,705

	8,691	15,080	9,931	82,581

Other projects:
Colorado and Wyoming	90	251	67	2,066
Arizona	347	533	150	1,295
New Mexico	561	—	—	561
New Caledonia	839	352	670	1,861
Papua New Guinea	266	—	—	266
Other projects	100	83	148	423

	2,203	1,219	1,035	6,472

Total Exploration Costs	$10,894	$16,299	$10,966	$89,053

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

5. PROPERTY, PLANT AND EQUIPMENT, NET

As of December 31, property, plant and equipment consisted of the following:

	2011	2010
Cameroon, Africa:
Machinery and equipment	$3,149	$3,149
Vehicles	1,012	989
Buildings	412	412
Furniture and equipment	526	529
Equipment in transit	14	66

	5,113	5,145
Less accumulated depreciation	(2,287)	(1,729)

	2,826	3,416

United States:
Machinery and equipment	$115	$8
Furniture and equipment	536	618
Other	143	143

	794	769
Less accumulated depreciation	(518)	(355)

	276	414

	$3,102	$3,830

During the year ended December 31, 2011, GeoCam rented idle equipment to a third party and recorded $532 as other income in our consolidated statements of operations as a result of this transaction.

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

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

The following table and related information summarizes the Company’s stock options and the stock option activity for the three years ended December 31, 2011, 2010 and 2009:

	Options Outstanding			Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share*
Available and outstanding at December 31, 2008	4,913,082	13,786,918	0.76
Granted	(1,525,000)	1,525,000	0.58
Exercised	130,600	(130,600)	0.05
Forfeited	36,000	(36,000)	1.31
Expired	72,000	(72,000)	1.81

Available and outstanding at December 31, 2009	3,626,682	15,073,318	0.74
Granted	(1,725,000)	1,725,000	0.84
Exercised	1,079,366	(1,079,366)	0.07
Expired	14,000	(14,000)	1.68

Available and outstanding at December 31, 2010	2,995,048	15,704,952	0.80
Granted	(1,720,000)	1,720,000	0.70
Exercised	1,855,342	(1,855,342)	0.07
Forfeited	1,200,000	(1,200,000)	1.33
Expired	800,000	(800,000)	1.30

Available and outstanding at December 31, 2011	5,130,390	13,569,610	$0.81	5.73	$256

Exercisable at December 31, 2011		11,970,110	$0.82	5.32	$256
Vested or expected to vest at December 31, 2011		13,055,904	$0.81	5.60	$256

*	Some of the options are granted with Canadian dollar exercise prices, and the weighted average prices reflect the U.S. dollar equivalent prices.

The following stock option grants were issued by the Company during the three years ended December 31, 2011, 2010 and 2009 respectively:

•

The Company granted 1,720,000 options under the Company Option Plan [2010—1,725,000, 2009—1,525,000]. The Company recorded compensation expense of $491 relating to vesting of the grants [2010—$784, 2009—$972]. The options vest 40% upon grant and 30% on each of the first and second anniversaries of the date of grant. As of December 31, 2011, there was $85 of total unrecognized compensation expense related to non-vested stock based compensation granted under the Company Option Plan which is expected to be recognized over a weighted average period of 0.9 years.

•

The weighted-average fair value per share of options granted under the Company’s Options Plan during 2011 was $0.40 [2010—$0.47, 2009—$0.35]. The total intrinsic value of share options exercised was $348 [2010—$708, 2009—$56]. The total cash received from the exercise of stock options was $137 [2010—$77, 2009—$6].

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

The fair value of all stock options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended December 31:

	2011	2010	2009
Expected dividend	0.00%	0.00%	0.00%
Risk-free interest rate	1.9% - 2.6%	2.1% - 2.6%	0.9% - 2.8%
Expected volatility*	67.0% - 67.7%	68.6% - 69.7%	63.4% - 69.4%
Expected life (in years)	5.5	5.5	1.7 - 5.5

*	For the years ended December 31, 2011, 2010, and 2009 volatility was estimated based on combining the Company’s historical volatility with the historical volatilities of certain other comparable exploration stage mining companies.

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

Stock awards

The Company adopted the 2010 Company Stock Award Plan (the “Stock Award Plan”) that was approved in June 2010. The Common Stock that may be issued pursuant to Stock Awards shall not exceed 2,000,000 shares of Common Stock. The Common Stock subject to the Stock Award Plan shall be authorized and unissued stock. Stock Awards may be granted to Employees, Directors, Officers and Consultants. Stock Awards may be granted as Restricted Stock Awards or Restricted Stock Units. The fair value of restricted stock is calculated by multiplying the number of restricted shares by the closing price of our common stock on grant date. During the year ended December 31, 2011, we granted 210,000 Restricted Stock Awards to certain members of the executive management team and the Board of Directors. The Restricted Stock Awards vest 40% on the grant date (January 21, 2011), 30% on the 1st anniversary of the grant date, and 30% on the 2nd anniversary of the grant date. For the year ended December 31, 2011, the Company recognized compensation expense of $120 related to the Restricted Stock Awards. Also during the year ended December 31, 2011, we issued 180,000 Restricted Stock Units to certain members of the Board of Directors. The Restricted Stock Units will vest on the first anniversary of the grant date. The shares will be issued to the recipient on the earlier of their termination date or on the third anniversary of the grant date. For the year ended December 31, 2011, the Company recognized compensation expense of $118 related to the Restricted Stock Units. We issued no restricted stock awards or units prior to 2011.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

The following table summarizes our restricted stock grant activity for the year ended December 31, 2011:

	Restricted Stock Awards	Restricted Stock Units
Outstanding, beginning of period	—	—
Granted	210	180
Vested	(173)	(170)
Forfeited and expired	—	—

Outstanding, end of period	37	10

Outstanding and expected to vest as of December 31, 2011	37	10

As of December 31, 2011, total unrecognized compensation expense related to Restricted Stock Awards is $25. This expense is expected to be recognized over a weighted-average period of 0.96 years. As of December 31, 2011, total unrecognized compensation expense related to Restricted Stock Units is $7. This expense is expected to be recognized over a weighted-average period of 0.05 years. The aggregate intrinsic value of Restricted Stock Awards and Restricted Stock Units outstanding and expected to vest is $6 and $2, respectively, at December 31, 2011. The weighted-average grant date fair value for both Restricted Stock Awards and Restricted Stock Units was $0.69.

7. STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50 million shares of preferred stock, with a par value of $0.0001. There are no shares of preferred stock outstanding as of December 31, 2011.

Stock Purchase Warrants

On January 1, 2009, the Company adopted new provisions of ASC 815, Derivatives and Hedging. The Company applied the newly adopted provisions of ASC 815 to its outstanding stock purchase warrants, which resulted in a $14.7 million reduction in additional paid-in capital offset by a $14.0 million reduction in the deficit and established a share-based payment liability of $675. ASC 815 requires the Company to adjust the share-based payment liability to the fair value each reporting period. The fair value adjustment for the stock purchase warrants did not materially affect net loss or loss per share in the consolidated statement of operations for the years ended December 31, 2011, 2010, or 2009.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

The following table and related information summarizes the Company’s stock purchase warrants at December 31, 2011 and the stock purchase warrant activity for the three years ended December 31, 2011, 2010 and 2009:

	Number Outstanding	Weighted-Average Exercise Price per Share
Warrants outstanding at December 31, 2008	21,067,637	$2.99
Expired	(298)	2.25

Warrants outstanding at December 31, 2009	21,067,339	$2.99
Expired	(2,175,243)	2.93

Warrants outstanding at December 31, 2010	18,892,096	$2.99
Expired	(3,299,996)	2.31

Warrants outstanding at December 31, 2011	15,592,100	$3.14

The Company recorded compensation expense of $0 relating to vesting of grants [2010—$0, 2009—$1]. The Company also recorded $(129) in 2011 [2010—$(662), 2009—$116] for the change in the fair value of the warrants that have exercise prices that are denominated in Canadian dollars.

The warrants outstanding at December 31, 2011 expire as follows: 10,800,000 March 2012 and 4,792,100 April 2012.

8. DERIVATIVE INSTRUMENTS

On January 1, 2009, the Company adopted ASC 815, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. As part of the adoption of ASC 815, the Company determined that the stock purchase warrants denominated in Canadian dollars are not indexed to its stock, and therefore the value was recorded as a liability.

The Company recorded the following cumulative effect of change in accounting principle:

	Increase/(Decrease)
	Share-Based Payment Liability	Additional Paid-in Capital	Deficit
Balance as of December 31, 2008	$—	$15,748	$(67,377)
Record January 1, 2009, stock purchase warrants liability fair value	675	—	(675)
Reclassification of accumulated stock purchase warrant expense	—	(14,670)	14,670

Cumulative Change in Balances as of January 1, 2009	$675	$1,078	$(53,382)

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

A Black-Scholes option-pricing model was used to obtain the fair value of the Company’s stock purchase warrants using the assumptions described in note 6 at December 31, 2011 and 2010. The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying Consolidated Balance Sheets were as follows for the years ended December 31, 2011 and 2010:

Derivative Instruments	Balance Sheet Location	2011	2010
Stock purchase warrants	Share—based payment liabilities	$—	$129

The effect of derivative instruments not designed as hedging instruments on the accompanying consolidated statements of operations was immaterial for the year ended December 31, 2011.

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

The fair value of the share-based payment liability, is based on unobservable inputs in which little or no market data exists included the fair value of the Company’s stock purchase warrants as described in note 8, therefore it is classified as Level 3. The following table summarizes the change in the fair values of the share-based payment liability categorized as Level 3:

Beginning balance, December 31, 2008	$675
Change in fair value 2009	116
Change in fair value 2010	(662)
Change in fair value 2011	(129)

Balance at December 31, 2011	$—

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

In May, 2010 GeoCam shareholders approved a capital increase equivalent to approximately $11 million for 2010 and in December an additional $13 million for the remainder of 2010 and 2011.

During the year ended December 31, 2010 GeoCam completed 5 cash calls, equivalent to approximately $19.4 million. In the cash calls Geovic paid approximately $11.7 million, representing 60.5% of the cash calls and the noncontrolling interest paid cash of approximately $7.7 million.

During the year ended December 31, 2011 GeoCam completed 2 cash calls, equivalent to approximately $8.2 million. In the cash calls Geovic paid approximately $5.0 million, representing 60.5% of the cash calls and the noncontrolling interest paid cash of approximately $3.2 million.

At December 31, 2011 there are no approved cash calls remaining, however, GeoCam may approve another capital increase in 2012.

The noncontrolling interest balance of approximately $9.9 million at December 31, 2011 [2010—$10.7 million, 2009—$9.9 million] represents the balance from the capital increases contributed by the noncontrolling interest as described above. The difference between the original amounts contributed and the balance at December 31, 2011 represents the noncontrolling interest share of the actual expenditures from January 1, 2007 through December 31, 2011.

11. INCOME TAXES

Income taxes

Pretax loss from continuing operations in 2011, 2010, and 2009 are as follows (in thousands):

	2011	2010	2009
Domestic loss before taxes	$7,053	$6,817	$8,431
Foreign loss before taxes	11,714	18,351	12,536

Total loss before taxes	$18,767	$25,168	$20,967

Our income tax benefits consisted of the following (in thousands):

	2011	2010	2009
Current:
United States Federal and State	$—	$—	$(75)
Foreign	—	—	—

Total current income tax benefits	$—	$—	$(75)

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

Reconciliation of statutory tax rates and income tax benefits at those rates to the effective income tax rates and income tax benefits reported in the statement of earnings is as follows (in thousands):

	2011		2010		2009
Tax at US statutory rate	35%	$(6,569)	35%	$(8,809)	35%	$(7,341)
State taxes net of federal benefit		(279)		(295)		(347)
Non-deductible expenses		154		116		205
Change in valuation allowance		2,854		2,722		3,568
Foreign tax rate differences		1		1		1
Tax holiday		3,499		6,100		4,077
Other		340		165		(238)

		$—		$—		$(75)

The Company’s 60.5% owned subsidiary, GeoCam, is currently in the exploration phase of mining operations in Cameroon. GeoCam is currently under a tax regime under which certain Cameroon tax benefits are available. While in the exploration phase, it’s the Company’s understanding that GeoCam is under a tax holiday with a 0% tax rate. Also, once GeoCam enters the operational phase and for 12 years thereafter, they will be subject to income taxes at 50% of the statutory rate. The tax holiday had no impact on earnings per share for the year ended December 31, 2011. If the Cameroon tax authorities determine our understanding of the tax holiday is not correct and GeoCam had generated tax assets, these would be offset by a full valuation allowance.

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

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2011	2010	2009
Deferred income tax assets:
Exploration costs	$3,649	$2,880	$2,372
Net operating loss and tax credit carryforwards	12,145	9,735	7,206
Accrued Expenses	69	71	58
Stock-based compensation	—	215	543
Excess of capital loss over capital gain	3	3	3

Deferred income tax asset	15,866	12,904	10,182

Deferred income tax liabilities:
Unrealized foreign currency exchange	(1)	—	—
Stock based compensation	(107)	—	—

Deferred income tax liability	(108)	—	—
Valuation allowance	(15,758)	(12,904)	(10,182)

Net deferred income tax asset (liability)	$—	$—	$—

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

The Company has net operating losses in the United States, France, and New Caledonia. As a result, these entities have net deferred tax assets. The Company has provided a valuation allowance to reduce these deferred tax assets based on the uncertainty of generating future taxable income.

The net operating losses available as of December 31, 2011 to offset future taxable income in the United States, France, and New Caledonia are $28.2 million, $166, and $1.5 million, respectively. The income tax rate for France is 33.33%, and the income tax rate for New Caledonia is 35%. The net operating losses generated in the U.S. expire beginning in 2020 if not utilized. The net operating losses generated in France expire beginning in 2013. The net operating losses generated in New Caledonia may be carried forward indefinitely. The net operating losses may be subject to Section 382 limitations.

The consolidated financial statements do not reflect a carry-forward benefit of $201 associated with windfall stock option expense which arose in the period from January 1, 2011 to December 31, 2011 [2010—$77, 2009—$7]. In accordance with the Financial Accounting Standard Board’s Standard No. 123(R), the Company is not permitted to benefit from stock option expense until it is a cash taxpayer. The Company is not expected to be a cash taxpayer in the United States in the immediate future.

As of December 31, 2011, we had no unrecognized tax benefits and recognized $0 in interest and penalties in income tax expense in accordance with ASC Topic 740.

We are subject to examination by numerous taxing authorities in jurisdictions such as Cameroon, France and the U.S. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before 2008.

12. LOSS PER SHARE

Basic loss per share has been computed by dividing the net loss applicable to the Company’s common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by including the dilutive effect of common stock that would be issued assuming exercise of the outstanding stock options and stock purchase warrants. Excluded from the computation of diluted loss per share for the three years ended December 31, 2011, 2010, and 2009 are shares underlying outstanding options because the effect would have been anti-dilutive as the Company incurred losses from continuing operations in each of these periods.

13. RELATED PARTY TRANSACTIONS

[a]	On June 15, 2009, Geovic, Ltd., entered into an agreement with Mineral Services, LLC which was amended effective December 31, 2009 and June 15, 2010, related to project development, technical, financing, and marketing services. Mineral Services, LLC is owned by Michael Mason, a director of the Company. Total fees paid to Mineral Services, LLC under the agreement during 2011 were $6 [2010 – $112; 2009 – $58]. Michael Mason became Chief Executive Officer of the Company on January 21, 2011 and, as a result, the consulting agreement was cancelled at that time.

[b]

Geovic held an option granted in 2006 to acquire the 0.5% ownership interest in GeoCam held by William A. Buckovic, an officer and director of the Company and Geovic. Under the option agreement, Geovic was obligated to pay all GeoCam capital increases on behalf of Mr. Buckovic to maintain his ownership interest in GeoCam. Effective September 2010, the Company exercised its right to acquire the 0.5% ownership

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

interest in GeoCam by issuing 139,000 shares of the Company with an estimated fair value of approximately $85 to Mr. Buckovic. As the shares were issued for no cash proceeds nor generated any change in noncontrolling interest, no change in equity is reflected in the financial statements. As a result of exercising the right to purchase the 0.5% ownership interest in 2010, the Company fully owned the 60.5%. During the year ended December 31, 2011 Geovic paid $0 in the cash calls on behalf of a related party [2010—$55; 2009—$67].

[c]	GeoCam entered into a professional and management services contract with Société Nationale d’Investissement du Cameroun (“S.N.I.”), the holder of 20% and representative of other holders of an additional 19.5% of the outstanding shares of GeoCam. The services are for government relations and administrative matters related to project development. GeoCam has expensed $328 during 2011 under the service contract [2010 – $328, 2009—$328]. In addition, we incurred $31 of other expenses with S.N.I. in 2011 [2010 – $20, 2009—$0].

14. COMMITMENTS AND CONTINGENCIES

[a]	In November 2009, five management level consultants or employees of GeoCam filed litigation in Cameroon, claiming approximately $2.2 million as compensation and damages as a result of termination of their services by GeoCam in connection with a reduction in workforce in February and March 2009. In April 2010 the litigation was dismissed. In July 2010 the litigation was brought before another jurisdiction and, on June 3, 2011, the court before which four of the matters were pending entered judgments in favor of the four claimants totaling CFA 780,339,500 (approximately $1.6 million at December 31, 2011). On November 14, 2011, the court before which the fifth matter was pending entered a judgment in favor of the claimant totaling CFA 118,804,219 (approximately $239 at December 31, 2011). GeoCam has filed appeals in all five matters which stayed enforcement of the judgments pending resolution of the appeals. However, the Company believes all contractual and other obligations to the individuals were satisfied and that the appeals will ultimately be resolved favorably to GeoCam. Given the judgments, we believe it is reasonably possible that the outcome will be unfavorable to GeoCam, but we do not believe that an unfavorable outcome is probable, therefore, we have not accrued any amounts for these judgments in our consolidated financial statements.

[b]	In December 2009 the Company engaged a financial advisor in connection with the financing of the Nkamouna project. The Company agreed to pay a fixed retainer fee of $50 per month and a $0.8 million success fee upon completion. The terms of the agreement were based on the assumption that the completion would occur by December 2010. A replacement agreement with GeoCam was entered into August 2010 with substantially the same terms except the new agreement extended the date of the expected completion of financing. Subsequent to yearend, the $50 per month retainer obligation has been mutually suspended at least until a financing transaction is underway.

[c]	In January 2011, the Company engaged a financial advisor to advise it with respect to the Company’s obligations in connection with financing of the Nkamouna Project and to assist in developing arrangements with strategic investors. The Company agreed to pay a fixed retainer fee of $50 per month plus reimbursement of expenditures, and a minimum success fee of $1.0 million based on a sliding scale depending on the size of any financing transaction. Subsequent to yearend, the $50 per month retainer obligation has been mutually suspended at least until a financing transaction is underway.

[d]	GeoCam has engaged legal counsel in connection with expected Project financing, payable monthly with fees limited to approximately GBP 0.5 million in 2011 (equivalent to approximately $0.8 million at December 31, 2011). GeoCam has expensed $472 during 2011 for these services.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

[e]	GeoCam is obligated under its mining permit to provide persons living in the region of the permitted area with social, sports, education and health infra-structure to promote their well being. This obligation has been met by contracting with GeoAid International Inc. and/or its affiliate GeoAid Cameroon (“GeoAid”), non-profit international humanitarian organizations. During the year ended December 31, 2011 the Company contributed $0.4 million [2010—$0.4 million; 2009—$0.6 million] to GeoAid. While the Company is not legally obligated to contribute a specific amount, the Company in 2011, 2010 and 2009 was a primary financial contributor to GeoAid.

[f]	GeoCam, entered into purchase orders for mining equipment in 2008 for obligations totaling €615 and deposited €99 toward the purchases. In 2009, GeoCam requested delay of the delivery of the equipment to 2010 or thereafter. The sellers agreed to accept the delay and keep the deposit for future use. No formal agreement to delay delivery has been completed. No liabilities were accrued in 2010 or 2011 for these commitments. In 2010, GeoCam utilized €55 of the deposits toward vehicle purchases.

[g]	GeoCam received a letter from the Minister of Industry, Mines and Technological Development of the Republic of Cameroon on March 20, 2006 requesting payment of surface area taxes of approximately $500 and a penalty of the same amount for the period from 2003 to 2005. GeoCam has disputed this amount based on its interpretation of the Mining Convention signed on July 31, 2002 that GeoCam is only committed to pay this surface area tax once commercial exploitation begins.

GeoCam has further disputed the amount of surface area subject to tax which would reduce the estimated liability to approximately $470.

GeoCam deposited with the Cameroon tax authority approximately $100 on September 30, 2006 corresponding to the surface area tax for 2003. On November 30, 2006, GeoCam deposited with the Cameroon tax authority a further $300 corresponding to the surface area tax for 2004, 2005 and 2006. The deposit is not recorded as an asset on our consolidated balance sheets.

[j]	The Company is committed to future minimum rent and lease payments under operating lease agreements for office space in Denver and Grand Junction, Colorado, USA, and Yaoundé, Cameroon. The Company leases all its facilities and certain assets under operating leases. Minimum future rental obligations existing under these operating leases at December 31, 2011 are as follows:

2012	$272
2013	185
2014	—
2015 & Thereafter	—

Rent expense for 2011, 2010 and 2009 was $464, $487 and $383, respectively.