Form 10-Q
period 2012-03-31
GEOVIC MINING CORP.
filed 2012-05-11
CIK 1398005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

106,639,602 Shares of Common Stock, $0.0001 par value, were outstanding at May 7, 2012

Geovic Mining Corp.

(an exploration stage company)

FORM 10-Q

For the Three Months Ended March 31, 2012

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$12,958	$15,554
Restricted cash	98	98
Prepaid expenses	570	577
Other	327	273

Total current assets	13,953	16,502
Property, plant and equipment, net [note 5]	2,949	3,102
Deposits	256	256

Total assets	$17,158	$19,860

LIABILITIES
Current liabilities:
Accrued liabilities and other payables	$1,882	$1,394

Total current liabilities	1,882	1,394
Other liabilities	490	497
Related party payable	359	357

Total liabilities	2,731	2,248

Commitments and contingencies [note 13]
EQUITY
Stockholders’ equity:
Common stock, par value of $0.0001, 200 million shares authorized and 106.6 and 106.4 million shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	11	11
Additional paid-in capital	110,519	110,430
Deficit accumulated during the exploration stage	(105,758)	(102,775)

Total stockholders’ equity	4,772	7,666
Noncontrolling interest [note 10]	9,655	9,946

Total equity	14,427	17,612

Total liabilities and equity	$17,158	$19,860

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	Three months ended March 31,		Unaudited Period from November 16, 1994 (inception) to March 31, 2012
	2012	2011
Expenses (Income)
Exploration costs [note 4]	$1,151	$2,690	$90,204
General and administrative	2,081	1,824	40,526
Stock-based compensation [note 6]	53	396	18,639
Change in fair value of warrants [note 8]	—	(127)	(675)
Interest and bank charges	6	13	397
Depreciation	228	222	3,817
Mineral property impairment	—	—	3,244

Total expenses	3,519	5,018	156,152
Other income	(243)	—	(1,107)
Loss on disposal of assets	2	75	69
Interest income	(4)	(10)	(4,857)

Net loss before income taxes	(3,274)	(5,083)	(150,257)
Income tax expense (benefit) [note 11]	—	—	(65)

Consolidated net loss	$(3,274)	$(5,083)	$(150,192)
Less: Net loss attributed to the noncontrolling interest	(291)	(1,079)	(30,440)

Net loss attributed to Geovic stockholders	$(2,983)	$(4,004)	$(119,752)

Net loss per share	$(0.03)	$(0.04)

Weighted average shares outstanding	106,497,329	104,519,393

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional paid-in capital	Deficit	Noncontrolling Interest	Total
Balance, December 31, 2010	104,292,412	$10	$109,564	$(87,957)	$10,657	$32,274

Stock options exercised [note 6]	1,855,342	1	137	—	—	138
Stock-based compensation [note 6]	210,000	—	729	—	—	729
Noncontrolling interest contribution	—	—	—	—	3,238	3,238
Net loss for year	—	—	—	(14,818)	(3,949)	(18,767)

Balance, December 31, 2011	106,357,754	$11	$110,430	$(102,775)	$9,946	$17,612

Vesting of restricted stock [note 6]	100,000	—	—	—	—	—
Stock options exercised [note 6]	181,848	—	36	—	—	36
Stock-based compensation [note 6]	—	—	53	—	—	53
Net loss	—	—	—	(2,983)	(291)	(3,274)

Balance, March 31, 2012	106,639,602	$11	$110,519	$(105,758)	$9,655	$14,427

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,		Unaudited Period from November 16, 1994 (inception) to March 31, 2012
	2012	2011
OPERATING ACTIVITIES
Consolidated net loss	$(3,274)	$(5,083)	$(150,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	228	222	3,817
Stock-based compensation expense	53	396	18,639
Change in fair value of warrants	—	(127)	(675)
Loss on disposal of assets	2	75	69
Mineral property impairment	—	—	3,244
Changes in non-cash operating working capital:
Decrease (increase) in restricted cash	—	—	(98)
Decrease (increase) in prepaid expenses	7	126	(570)
Decrease (increase) in other assets	(54)	(89)	(219)
Decrease (increase) in deposits	—	(11)	(300)
Increase (decrease) in accrued liabilities and other payables	488	(1,637)	1,882
Increase (decrease) in other liabilities	(7)	(6)	490
Increase (decrease) in related party payable	2	(246)	359

Cash used in operating activities	(2,555)	(6,380)	(123,554)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(77)	(6)	(6,954)
Proceeds on sale of assets	—	49	54
Acquisition of mineral leases	—	—	(3,244)

Cash provided by/(used in) investing activities	(77)	43	(10,144)
FINANCING ACTIVITIES
Noncontrolling interest contribution	—	2,030	40,095
Proceeds from issuance of common stock and preferred stock	—	—	95,589
Cash paid to rescind exercise of stock options	—	—	(15)
Proceeds from issuance of stock purchase warrants	—	—	16,168
Proceeds from exercise of stock options and stock purchase warrants	36	4	2,564
Stock issue costs	—	—	(7,745)

Cash provided by financing activities	36	2,034	146,656

Net increase (decrease) in cash	(2,596)	(4,303)	12,958
Cash, beginning of period	15,554	32,383	—

Cash, end of period	$12,958	$28,080	$12,958

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Geovic Mining Corp. (the “Company”) is incorporated under the laws of the state of Delaware. The Company owns 100% of the shares of Geovic, Ltd. (“Geovic”), a company that has been in the exploratory stage since its inception on November 16, 1994. The Company is an exploration stage company in the process of planning to develop its mineral properties through its subsidiaries. As an exploration stage entity we would require further technical analysis and financing in order to bring our properties into development.

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

As an exploration stage company, we have a history of losses, deficits and negative operating cash flows and may continue to incur losses in the future. We continue to evaluate our cash position and cash utilization. Our cash resources and ability to access additional financing will be critical to our financial condition until we begin to receive proceeds from the sale, joint venture, farm-out, or similar-type transaction involving one or more of our exploration prospects, the most significant of which is our 60.5% ownership stake in the Nkamouna Project in Cameroon.

Based on the estimated capital and start-up costs of the Nkamouna Project, we presently do not have sufficient capital resources available to meet anticipated equity requirements. Our ability to raise additional capital for this purpose would depend on a number of factors, many of which would result in significant dilution of our current stockholders. Consequently, we are proactively pursuing a strategic investment which, if successful, would result in our selling some or all of our interest in the Project to a third party.

We have been closely monitoring our fixed and variable costs and intend to restrict such costs to those expenses that are necessary to complete activities related to securing project financing or a strategic investment for the Nkamouna Project, identifying opportunities to generate cash from our existing exploration properties and identifying additional sources of working capital and general administrative costs in support of such activities. Management and the Board of Directors have already begun to implement a number of cash conservation strategies for the Company and GeoCam. The most significant cost reductions compared to previous years are our reduction of expenditures at GeoCam. With the completion of the Feasibility Study in 2011, GeoCam no longer incurs the significant costs of technical evaluations, consultant and testing fees and travel that contributed to that study. We have since reduced Project expenses to incur only necessary expenditures, primarily limited to securing the site, environmental monitoring, and supporting potential financial and strategic investor due diligence efforts. This has significantly reduced the anticipated level of GeoCam cash requirements for 2012.

We are seeking to realize value for the Cameroonian assets and shift the Company’s focus to a prospect generation and strategic investment business model in 2012 and beyond. Since our position in GeoCam will likely be significantly diminished or completely eliminated through strategic investment upon completion of a financing transaction, the future direction for the Company will be to identify new exploration prospects, minimally develop and prioritize existing and new prospects, and sell or joint venture further exploration and development of those prospects to others. The Company expects to take prospects to a level where they can be timely monetized through strategic investments by others who have the resources to complete advanced exploration, permitting and development.

Our consolidated cash balance at March 31, 2012 was approximately $13.0 million. We anticipate that the Company will be able to satisfy the cash requirements of its operations into the second quarter of 2013 with current cash resources. However, our near-term expenses could be greater than projected and we may be unable to generate additional proceeds through future business transactions on our exploration prospects. If we are unable to obtain additional capital, we will need to further curtail our operations in order to preserve working capital, which could materially harm our business and our ability to achieve cash flow in the future, including delaying or reducing implementation of certain aspects of our plans for developing the Nkamouna Project.

2. BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and the

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

instructions to Form 10-Q and Article 10 of Regulation S-X and accordingly do not include all disclosures required for annual financial statements. These interim condensed consolidated financial statements follow the same significant accounting policies and methods of application as the Company’s audited annual consolidated financial statements as included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 (the “Annual Financial Statements”). The interim condensed consolidated financial statements should be read in conjunction with the Annual Financial Statements.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for this interim period are not necessarily indicative of the result that may be expected for the full year ending December 31, 2012.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance is effective during interim and annual periods beginning after December 15, 2011. The Company does not have any components of other comprehensive income and, therefore, our comprehensive loss attributed to Geovic stockholders is equal to our net loss attributed to Geovic stockholders as presented in our condensed consolidated statements of operations.

3. LOSS PER SHARE

Basic loss per share has been computed by dividing the net loss applicable to the Company’s common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by including the dilutive effect of common stock that would be issued assuming exercise of the outstanding stock options and stock purchase warrants. Shares underlying all outstanding options and warrants are excluded from the computation of diluted loss per share for each of the three months ended March 31, 2012 and 2011 because the effect would have been anti-dilutive.

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

The following is a summary of the exploration costs incurred by the Company:

	Three Months Ended		Unaudited Period from November 16, 1994 (inception) to March 31, 2012
	March 31, 2012	March 31, 2011
Cameroon, Africa:
Property evaluation	$379	$1,405	$53,255
Office costs	405	781	30,110

	784	2,186	83,365

Other projects:
Colorado/Wyoming	—	37	2,066
Arizona	92	86	1,387
New Mexico	72	138	633
New Caledonia	179	160	2,040
Papua New Guinea	23	82	289
Other	1	1	424

	367	504	6,839

Total Exploration Costs	$1,151	$2,690	$90,204

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	March 31, 2012	December 31, 2011
Cameroon, Africa:
Machinery and equipment	$3,149	$3,149
Vehicles	1,081	1,012
Buildings	413	412
Furniture and equipment	527	526
Equipment in transit	—	14

	5,170	5,113
Less accumulated depreciation	(2,482)	(2,287)

	2,688	2,826

United States:
Machinery and equipment	$136	$115
Furniture and equipment	523	536
Other	143	143

	802	794
Less accumulated depreciation	(541)	(518)

	261	276

	$2,949	$3,102

During the three months ended March 31, 2012, GeoCam rented idle equipment to a third party and recorded $243 as other income in our condensed consolidated statements of operations as a result of this transaction.

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

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

The following table and related information summarizes the Company’s stock options and the stock option activity for the three months ended March 31, 2012:

	Options Outstanding			Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share*
Available and outstanding at December 31, 2011	5,130,390	13,569,610	$0.81
Granted	—	—	—
Exercised	181,848	(181,848)	0.20
Forfeited	—	—	—
Expired	500,000	(500,000)	0.71

Available and outstanding at March 31, 2012	5,812,238	12,887,762	$0.82	5.38	$167

Exercisable at March 31, 2012		12,494,762	$0.83	5.27	$167
Vested or expected to vest at March 31, 2012		12,878,259	$0.82	5.37	$167

*	Some of the options are granted with Canadian dollar exercise prices, and the weighted average prices reflect the U.S. dollar equivalent prices.

The following stock option grants were issued by the Company during the three months ended March 31, 2012 and 2011 respectively:

•

The Company granted zero options under the Company Option Plan [2011 – 1,630,000]. The Company recorded compensation expense of $35 relating to vesting of previous grants [2011 —$301]. As of March 31, 2012, there was $51 of total unrecognized compensation expense related to non-vested stock based compensation granted under the Company Option Plan which is expected to be recognized over a weighted average period of 0.8 years.

•

The weighted-average fair value per share of options granted under the Company’s Options Plan during 2011 was $0.39. The total intrinsic value of share options exercised was $0 [2011—$46]. The total cash received from the exercise of stock options was $36 [2011—$4].

The fair value of all stock options granted during the three months ended March 31, 2012 and 2011 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2012	2011
Expected dividend	—	0.0%
Risk-free interest rate	—	2.1%
Expected volatility*	—	67.5% - 67.7%
Expected life (in years)	—	5.5

*	For the three months ended March 31, 2011, volatility was estimated based on combining the Company’s historical volatility with the historical volatilities of certain other comparable exploration stage mining companies.

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

Stock awards

The Company adopted the 2010 Company Stock Award Plan (the “Stock Award Plan”) that was approved in June 2010. The Common Stock that may be issued pursuant to Stock Awards shall not exceed 2,000,000 shares of Common Stock. The Common Stock subject to the Stock Award Plan shall be authorized and unissued stock. Stock Awards may be granted to Employees, Directors, Officers and Consultants. Stock Awards may be granted as Restricted Stock Awards or Restricted Stock Units. During the three months ended March 31, 2012, we did not grant any Restricted Stock Awards. During the three months ended March 31, 2011, we

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

granted 210,000 Restricted Stock Awards to certain members of the executive management team and the Board of Directors. The Restricted Stock Awards vest 40% on the grant date (January 21, 2011), 30% on the 1st anniversary of the grant date, and 30% on the 2nd anniversary of the grant date. During the three months ended March 31, 2012, we accelerated the vesting of 12,000 shares issued to one member of the Board of Directors after he resigned in the first quarter. For the three months ended March 31, 2012, the Company recognized compensation expense of $11 [2011—$71] related to the Restricted Stock Awards. Also during the three months ended March 31, 2012, we did not grant any Restricted Stock Units. During the three months ended March 31, 2011, we issued 180,000 Restricted Stock Units to certain members of the Board of Directors. The Restricted Stock Units vested on the first anniversary of the grant date. The shares will be issued to the recipient on the earlier of their termination date or on the third anniversary of the grant date. During the three months ended March 31, 2012, 100,000 shares were issued to two members of the Board of Directors who resigned in the first quarter. For the three months ended March 31, 2012, the Company recognized compensation expense of $7 [2011—$24] related to the Restricted Stock Units.

7. STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50 million shares of preferred stock, with a par value of $0.0001. There are no shares of preferred stock issued or outstanding as of March 31, 2012.

Stock Purchase Warrants

The Company adjusts the share-based payment liability to the fair value each reporting period. The fair value adjustment for the stock purchase warrants did not materially affect net loss or loss per share in the condensed consolidated statement of operations for the three months ended March 31, 2012.

The following table and related information summarizes the Company’s stock purchase warrants at March 31, 2012 and the stock purchase warrant activity for the three months ended March 31, 2012:

	Number Outstanding	Weighted-Average Exercise Price per Share
Warrants outstanding at December 31, 2011	15,592,100	$3.14
Expired	(10,800,000)	2.55

Warrants outstanding at March 31, 2012	4,792,100	$4.48

All outstanding warrants were fully amortized in 2009 thus the Company recorded no compensation expense relating to vesting of grants [2011—$0]. The Company also recorded a gain of $127 in 2011 for the change in the fair value of the warrants that have exercise prices that are denominated in Canadian dollars.

The warrants outstanding at March 31, 2012 expired in April 2012.

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

A Black-Scholes option-pricing model was used to obtain the fair value of the Company’s stock purchase warrants. The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying condensed consolidated balance sheets were $0.

The effect of derivative instruments not designed as hedging instruments on the accompanying condensed consolidated statements of operations was $0 [2011—gain of $127] for the three months ended March 31, 2012.

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

At March 31, 2012 and December 31, 2011, the carrying amounts of cash and cash equivalents, restricted cash and trade payables represented fair value because of the short-term nature of these instruments.

10. NONCONTROLLING INTEREST

In May 2010 GeoCam shareholders approved a capital increase equivalent to approximately $11 million for 2010. In December 2010 they approved an additional $13 million for the remainder of 2010 and 2011. As of March 31, 2012, there are no approved cash calls remaining, however, GeoCam may approve another capital increase in 2012.

During the three months ended March 31, 2011 GeoCam completed one cash call, equivalent to approximately $5.1 million. In the cash call Geovic paid approximately $3.1 million, representing 60.5% of the cash calls and the noncontrolling interest paid cash of approximately $2.0 million.

During the three months ended March 31, 2012 GeoCam completed no cash calls and there are no remaining authorized calls to be made.

The noncontrolling interest balance of approximately $9.7 million at March 31, 2012 [December 31, 2011 – $9.9 million] represents the balance from the capital increases contributed by the noncontrolling interest as described above. The difference between the amounts contributed and the balance at March 31, 2012 represents the noncontrolling interest share of the actual expenditures from January 1, 2007 through March 31, 2012.

11. INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction, Cameroon, France, New Caledonia and Colorado. The Company has open tax years for the U.S. federal return from 2000 forward with respect to its net operating loss (“NOL”) carryforwards, where the IRS may not raise tax for these years, but can reduce NOLs. Otherwise, with few exceptions, the Company is no longer subject to federal, state, or local income tax examinations for years prior to 2008. The Company has incurred losses since inception. Due to the full valuation allowance against its net deferred tax asset, management would expect that any adjustment resulting from the audit would not result in an adjustment to the Company’s financial statements. In addition, the Company’s ability to deduct NOL carryforwards may be subject to a limitation if the Company were to undergo an ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended.

There was no benefit from income taxes in the three months ended March 31, 2012 and during the same period in 2011. The effective tax rate was 0% for the three months ended March 31, 2012 and for the same period in 2011. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, change in valuation allowance offsetting foreign and domestic operating losses and foreign taxes at rates other than 35%.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the three months ended March 31, 2012, the Company recognized no potential interest or penalties with respect to unrecognized tax benefits.

The Company had no unrecognized tax benefit as of March 31, 2012 or change in unrecognized tax benefits that would impact the effective rate. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the remainder of the year.

12. RELATED PARTY TRANSACTIONS

GeoCam entered into a professional and management services contract with Société Nationale d’Investissement du Cameroun (“SNI”), the holder of 20% and representative of other holders of an additional 19.5% of the outstanding shares of GeoCam, that was effective for fiscal year 2011. No agreement has been entered into for 2012. The services were for government relations and administrative matters related to project development. GeoCam has expensed $0 during 2012 for these services [2011 – $82 per quarter].

13. COMMITMENTS AND CONTINGENCIES

[a]	In November 2009, five management level consultants or employees of GeoCam filed litigation in Cameroon, claiming approximately $2.2 million as compensation and damages as a result of termination of their services by GeoCam in connection with a reduction in workforce in February and March 2009. In April 2010 the litigation was dismissed. In July 2010 the litigation was brought before another jurisdiction and, on June 3, 2011, the court before which four of the matters were pending entered judgments in favor of the four claimants totaling CFA 780,339,500 (approximately $1.6 million at March 31, 2012). On November 14, 2011, the court before which the fifth matter was pending entered a judgment in favor of the claimant totaling CFA 118,804,219 (approximately $239 at March 31, 2012). GeoCam has filed appeals in all five matters which stayed enforcement of the judgments pending resolution of the appeals. However, the Company believes all contractual and other obligations to the individuals were satisfied and that the appeals will ultimately be resolved favorably to GeoCam. Given the judgments, we believe it is reasonably possible that the outcome will be unfavorable to GeoCam, but we do not believe that an unfavorable outcome is probable therefore, we have not accrued any amounts for these judgments in our consolidated financial statements.

[b]	In December 2009 the Company engaged a financial advisor in connection with the financing of the Nkamouna project. The Company agreed to pay a fixed retainer fee of $50 per month and a $0.8 million success fee upon completion. The terms of the agreement were based on the assumption that the completion would occur by December 2010. A replacement agreement with GeoCam was entered into August 2010 with substantially the same terms except the new agreement extended the date of the expected completion of financing. During the first quarter of 2012, the $50 per month retainer obligation was mutually suspended at least until the end of the second quarter of 2012.

[c]	In January 2011, the Company engaged a financial advisor to advise it with respect to the Company’s obligations in connection with financing of the Nkamouna Project and to assist in developing arrangements with strategic investors. The Company agreed to pay a fixed retainer fee of $50 per month plus reimbursement of expenditures, and a minimum success fee of $1.0 million based on a sliding scale depending on the size of any financing transaction. During the first quarter of 2012, the $50 per month retainer obligation was mutually suspended at least until a financing transaction is underway.

[d]	GeoCam has engaged legal counsel in connection with expected Project financing, payable monthly with fees limited to approximately GBP 0.5 million in 2011 (equivalent to approximately $0.8 million at March 31, 2012).

[e]	GeoCam is obligated under its mining permit to provide persons living in the region of the permitted area with social, sports, education and health infra-structure to promote their wellbeing. This obligation has been met by contracting with GeoAid International Inc. and/or its affiliate GeoAid Cameroon (“GeoAid”), non-profit international humanitarian organizations. During the three months ended March 31, 2012 the Company contributed $59 [2011—$89] to GeoAid. While the Company is not legally obligated to contribute a specific amount, the Company in 2012 and 2011 was a primary financial contributor to GeoAid.

[f]	GeoCam, entered into purchase orders for mining equipment in 2008 for obligations totaling €615 and deposited €99 toward the purchases. In 2009, GeoCam requested delay of the delivery of the equipment to 2010 or thereafter. The sellers agreed to accept the delay and keep the deposit for future use. No formal agreement to delay delivery has been completed. No liabilities were accrued in 2011 or 2012 for these commitments. In 2010, GeoCam utilized €55 of the deposits toward vehicle purchases.

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

GeoCam deposited with the Cameroon tax authority approximately $100 on September 30, 2006 corresponding to the surface area tax for 2003. On November 30, 2006, GeoCam deposited with the Cameroon tax authority a further $300 corresponding to the surface area tax for 2004, 2005 and 2006. The deposit is not recorded as an asset on our condensed consolidated balance sheets.

14. SUBSEQUENT EVENTS

The Company has evaluated all events occurring after the March 31, 2012 balance sheet date through the date of issuance of these condensed consolidated financial statements for necessary subsequent event disclosures. No items meet the requirements for subsequent event disclosures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2011 as well as with the financial and related notes and the other information appearing elsewhere in this report. As used in this report, unless the context otherwise indicates, references to “we”, “our”, “ours” and “us” refer to Geovic Mining Corp. and its subsidiaries collectively.

Overview

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an analysis of our capital resources and liquidity at March 31, 2012, and financial results for the three months ended March 31, 2012 compared to the prior period. All amounts are presented in United States dollars unless indicated otherwise. Reference should also be made to the financial statements filed with this report and the Company’s other disclosure materials filed from time to time on www.sec.gov or the Company’s website at www.geovic.net.

Business

We are engaged in the business of identifying, planning and initially developing mineral exploration prospects. Our primary asset is a cobalt, nickel, and manganese mining project in Cameroon held by GeoCam, our majority-owned (60.5%) subsidiary incorporated under the laws of the Republic of Cameroon. We also explore for exploitable deposits of other minerals. We hold the following early stage exploration prospects: exploration licenses in New Caledonia (chromite); state exploration permits in Arizona (gold); mineral leases and mining claims in Colorado and Wyoming (uranium); mining claims in New Mexico and California (rare earth and other specialty metals); and an exploration license in Papua New Guinea (advanced and specialty metals).

Our future success will be largely dependent on our ability to advance the mining and processing of the reserves in the Nkamouna Project through the sale of some or all of our interest in the Project. We do not have available financial resources necessary to construct and open the mine and we are actively seeking third party sources of funding. A feasibility study we initiated for the Nkamouna Project in December 2009 was completed in April 2011. The feasibility study estimates approximately $617 million of initial capital costs, including contingencies, to construct and start-up the Project. The GeoCam financial advisor estimates that the total of capital, financing, working capital, contingency and start-up costs will be approximately $698 million, based on estimates included in the feasibility study. Additionally, cost overrun requirements of lenders to the project are estimated to be approximately $100 million.

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

We are the majority shareholder of GeoCam. Under the Shareholder Agreement, GeoCam is operated as an autonomous entity and governed by a Board of Directors where we select three of the five GeoCam directors and two directors are selected by the other shareholders. A potential strategic investment into the Nkamouna Project by an outside party anticipates mutual agreement among Geovic, SNI, and the new investor(s), and approval by the GeoCam Board. While we represent the majority of Directors on the GeoCam Board, we generally do not take major strategic actions or decisions without general concurrence by the other shareholders who are collectively represented by SNI. We view a good working relationship with the other shareholders of GeoCam as important to the future success of the Nkamouna Project.

We are seeking to realize value for the Cameroonian assets and shift the Company’s focus to a prospect generation and strategic investment business model in 2012 and beyond. Since our position in GeoCam will likely be significantly diminished or completely eliminated through strategic investment upon completion of a financing transaction, the future direction for the Company will be to identify new exploration prospects, minimally develop and prioritize existing and new prospects, and sell or joint venture further exploration and development of those prospects to others. The Company expects to take prospects to a level where they can be timely monetized through strategic investments by others who have the resources to complete advanced exploration, permitting and development.

Capital Resources and Liquidity

Our cash resources and ability to monetize one or more of our exploration prospects, including the Nkamouna Project, will be critical to our future financial condition. Spending activity for the Nkamouna Project since the completion of the Feasibility Study in 2011 has mostly been limited to securing the site and protecting assets, reclaiming certain exploration disturbances, continuing environmental monitoring and community development programs, and assisting potential investors with their due diligence activities. We plan to continue this approach until we are reasonably satisfied that an appropriate strategic transaction for the Nkamouna Project can be accomplished and the remaining financing in required amounts can be secured.

At March 31, 2012 we had approximately $13.0 million of cash and cash equivalents on a consolidated basis compared to $15.6 million at December 31, 2011, a decrease of approximately $2.6 million. We expect that our cash resources will continue to be utilized at approximately this rate during the balance of 2012, subject to adjustments that may become necessary if a strategic transaction is agreed upon and completed later this year. Our cash is invested in U.S. dollar deposits and highly liquid money market funds and in the Cameroon branch of a large international bank.

New mining projects such as the Nkamouna Project are typically financed using a combination of debt secured by the project and owners’ equity. Our plan had been to attempt to finance the capital costs, startup expenses and financing costs of the Project in such a manner. In conventional project debt financing, GeoCam would be required to furnish, as equity, more than 40% of the total estimated costs for the Nkamouna Project as a condition to securing loans for the balance of the costs. GeoCam’s financial advisor has estimated that our share of GeoCam equity to complete such debt financing for the Project would be approximately $225 million, which reflects the amount of equity capital we would be required to contribute to GeoCam as a condition to debt financing. Based on the estimated capital and start-up costs of the Nkamouna Project, we presently do not have sufficient capital resources available to meet anticipated equity requirements. Our ability to raise additional capital for this purpose would depend on a number of factors, many of which are partly or wholly outside of our control, including the state of world-wide financial, commodity and other markets, the market trading price of our common stock and demand for future access to the cobalt resources in the Nkamouna Project. We therefore concluded that a sale of some or all of our interest in the Project to a third party would be in the best interest of our shareholders.

During 2010 and through the present, we have met with various large international businesses with respect to the potential purchase of future off-take from, and possible investment in, the Nkamouna Project. The Company and the other GeoCam shareholders have continued to discuss possible strategic investment arrangements with several large Asian companies. These discussions could lead to proposals under which the strategic investor would acquire a large interest in GeoCam or in the Nkamouna Project directly, for cash, and would assist GeoCam to raise the additional required funding to construct the Nkamouna Project and the investor would gain preferred access to Project offtake. Any such cash paid by the strategic investor for our interest could be available to fund all or a portion of our remaining project equity requirements. Under such an arrangement our interest in the Nkamouna Project would be reduced, perhaps significantly, or eliminated. As of the date of this Report, no such proposal has been finalized. Although we considered selling Company securities as a means to raise a portion of required equity for the Nkamouna Project financing, we do not anticipate taking such action as dilution to our stockholders would be significant.

We are currently investigating all strategic alternatives available to us. If we are unable to raise our share of equity required as a condition to Project debt financing or secure a strategic investment by another qualified party, construction of the Nkamouna Project would be delayed.

We do not anticipate generating operating revenue until operations at the Nkamouna Project begin, which could be at least three years after completion of required financing arrangements. If we are successful in selling some or all of our interest in the Project to a third party, our future requirement to fund GeoCam and Project construction would be reduced and our opportunity to realize revenue from the Project would also be reduced or eliminated. Some or all of the proceeds from such a sale could be available for other purposes. We believe that our cash resources will satisfy our capital and liquidity requirements for pre-construction operations and other Company expenses into the second quarter of 2013, depending on GeoCam’s level of activity. The GeoCam pre-construction cash expenditures are presently expected to total approximately $3.6 million for 2012, for which Geovic is responsible to fund 60.5%.

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

We expect that we will work with the other shareholders of GeoCam to reach an agreement with a third party on financing transactions for the Nkamouna Project in mid to late 2012. We have budgeted a lower level of general and administrative and operating expenditures for 2012 to reflect our lower liquidity and relatively limited cash. We have also identified other areas where we can further reduce our expenses during the last half of 2012 if we have not progressed toward financing or selling some or all of our interest in the Nkamouna Project by mid-year. We have taken these steps with a view to assuring that our cash resources will satisfy our cash requirements into the second quarter of 2013.

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

In addition, we reduced the size of our Board of Directors to five persons, eliminated two consulting positions, agreed with a financial advisor to discontinue its services at least until a financing transaction is underway, eliminated much of our mineral and corporate marketing activities and limited travel and office expenses. We are looking to amicably reduce certain other financial obligations that are subject to contractual obligations through negotiations and mutually acceptable resolution. Finally we have decided to defer major exploration expenditures planned for New Caledonia. This downsizing and deferral is being implemented to reduce financial commitments and overheads and position the Company for success going forward.

Neither the Company, nor GeoCam, has any material debt or other similar obligations or commitments. We believe that our present capital resources will be sufficient to satisfy the Company’s existing capital and liquidity requirements described above into the second quarter of 2013, not including any equity requirements in connection with any Nkamouna Project debt financing by GeoCam. We have no standby financing arrangements currently in place.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011:

The Company had no revenue and incurred losses from operations during the first quarters of 2012 and 2011, and has had no revenue from operations since inception. The net loss attributed to the Company decreased approximately $1.0 million in the first quarter of 2012 compared to the first quarter 2011. Exploration expenses decreased by $1.5 million in the quarter compared to the year earlier period, of which approximately $1.3 million represents a decrease in exploration costs in Cameroon and $0.2 million represents a decrease in exploration expense in other Company projects mainly in New Mexico and Papua New Guinea. Exploration office costs of GeoCam decreased approximately $0.3 million from 2011 to 2012. Property evaluation expenses decreased approximately $1.0 million from 2011 to 2012 primarily due to the completion of the feasibility study in 2011.

Stock compensation expense decreased approximately $0.3 million from 2011 to 2012. Stock compensation expense was lower in 2012 due to no stock options or restricted shares being granted in the first quarter of 2012 as they had been in 2011. Change in fair value of warrants for the first quarter of 2012 was $0 compared to a loss of $0.1 million for the same period in 2011. The change is due to the fair value of the warrants becoming $0 in the second quarter of 2011 due to the decrease in the stock price and lower volatility as the warrants were getting closer to their expiration date.

General and administrative expenses increased $0.3 million in the quarter, when compared to the first quarter of 2011 primarily due to severance related to the departure of our President of New Ventures in 2012. Other general and administrative activities decreased from 2011 to 2012 primarily related to financial advising fees, Delaware franchise tax, travel expenses, Board of Director fees and charitable contributions.

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

Safe Harbor Statement

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. Our forward-looking statements include, without limitation statements with respect to the feasibility study for the Nkamouna Project; our expectations regarding capital required at the Nkamouna Project; requirements for additional capital; anticipated terms and requirements under future Project debt financing arrangements; anticipated expenditures in 2012; our anticipated cash position at the end of 2012; and our plans with respect to future debt and equity financing.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from such forward-looking statements (“cautionary statements”) are disclosed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and include actual deviation from the feasibility study results; the availability of financing on acceptable terms or at all; actual results of current exploration activities; conclusions of economic evaluations; changes in project parameters as plans continue to be refined; future prices of metals; market demand for metals; ability to negotiate acceptable metal sales agreements; possible variations in ore reserves, grades, or recovery rates; labor disputes, cost trends and availability of mining and processing equipment, operating materials and services; geopolitical developments and the results of national elections in Cameroon; delays in obtaining governmental approvals or changes in governmental laws and regulations; delays in the completion of development or construction activities and other factors as described herein. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of March 31, 2012.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting occurred during our last fiscal quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended March 31, 2012, management concluded that there were no such changes to our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In November 2009, five management level consultants or employees of GeoCam filed lawsuits against GeoCam in Cameroon, claiming approximately $2.2 million as compensation and damages as a result of termination of their services by GeoCam in connection with a reduction in workforce in February and March 2009. In April 2010 the litigation was dismissed. In July 2010 the litigation was re-filed in other jurisdictions and, on June 3, 2011, the High Court of Abong-Mbang before which four of the matters were pending entered judgments in favor of the four claimants totaling CFA 780,339,500 (approximately $1.6 million at March 31, 2012). On November 14, 2011, the High Court of Mfoundi, Yaoundé before which the fifth matter was pending entered a judgment in favor of the claimant totaling CFA 118,804,219 (approximately $0.24 million at March 31, 2012). GeoCam has filed appeals with the Court of Appeal of the Court of Appeal East Region at Bertoua in the four matters and to the Court of Appeal of the Center Region at Yaoundé in the fifth matter. These appeals stayed enforcement of the judgments pending resolution of the appeals. The Company believes all contractual and other obligations to the individuals were satisfied at the time of termination and that the appeals will ultimately be resolved favorable to GeoCam. GeoCam intends to vigorously defend its position throughout the appellate process.

ITEM 1A.	RISK FACTORS.

There are no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

GEOVIC MINING CORP.
Registrant

May 11, 2012	By:	/s/ Michael T. Mason
Michael T. Mason
Chief Executive Officer

May 11, 2012	By:	/s/ Greg Hill
Greg Hill
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document