Form 10-Q
period 2012-09-30
GEOVIC MINING CORP.
filed 2012-11-13
CIK 1398005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

106,639,602 Shares of Common Stock, $0.0001 par value, were outstanding at November 13, 2012

Geovic Mining Corp.

(an exploration stage company)

FORM 10-Q

For the Three and Nine Months Ended September 30, 2012

Part I – Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$7,036	$15,554
Restricted cash	200	98
Prepaid expenses	473	577
Other	241	273

Total current assets	7,950	16,502

Property, plant and equipment, net [note 5]	2,410	3,102
Deposits	185	256

Total assets	$10,545	$19,860

LIABILITIES
Current liabilities:
Accrued liabilities and other payables	$1,242	$1,394

Total current liabilities	1,242	1,394
Other liabilities	472	497
Related party payable	328	357

Total liabilities	2,042	2,248

Commitments and contingencies [note 13]
EQUITY
Stockholders’ equity:
Common stock, par value of $0.0001, 200 million shares authorized and 106.6 and 106.4 million shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	11	11
Additional paid-in capital	110,560	110,430
Deficit accumulated during the exploration stage	(111,138)	(102,775)

Total stockholders’ equity	(567)	7,666
Noncontrolling interest [note 10]	9,070	9,946

Total equity	8,503	17,612

Total liabilities and equity	$10,545	$19,860

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,		Unaudited Period from Nov. 16, 1994 (inception) to September 30, 2012
	2012	2011	2012	2011
EXPENSES (INCOME)
Exploration costs [note 4]	$1,205	$2,878	$3,538	$8,493	$92,591
General and administrative	1,635	1,830	5,362	5,541	43,807
Stock-based compensation [notes 6 and 7]	19	174	94	747	18,680
Change in fair value of warrants [note 7]	—	—	—	(129)	(675)
Interest and bank charges	4	8	14	30	405
Depreciation	221	233	672	703	4,261
Mineral property impairment	—	—	—	—	3,244

Total Expenses	3,084	5,123	9,680	15,385	162,313
Other Income	(166)	(327)	(683)	(327)	(1,547)
Loss / (Gain) on disposal of assets	249	(11)	250	62	317
Interest income	—	(20)	(8)	(48)	(4,861)

Net loss before income taxes	(3,167)	(4,765)	(9,239)	(15,072)	(156,222)
Income tax benefit	—	—	—	—	(65)

Consolidated net loss	(3,167)	(4,765)	(9,239)	(15,072)	(156,157)

Less: Net loss attributed to the noncontrolling interest	(330)	(897)	(876)	(3,107)	(31,025)

Net loss attributed to Geovic stockholders	$(2,837)	$(3,868)	$(8,363)	$(11,965)	$(125,132)

Net loss per share attributed to Geovic common stockholders	$(0.03)	$(0.04)	$(0.08)	$(0.11)

Weighted average shares outstanding basic and diluted	106,639,602	104,679,778	106,592,178	104,605,701

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except share amounts)

	Common Stock		Additional paid-in capital	Deficit	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2010	104,292,412	$10	$109,564	$(87,957)	$10,657	$32,274

Stock options exercised [note 6]	1,855,342	1	137	—	—	138
Stock-based compensation [note 6]	210,000	—	729	—	—	729
Noncontrolling interest contribution	—	—	—	—	3,238	3,238
Net loss for year	—	—	—	(14,818)	(3,949)	(18,767)

Balance, December 31, 2011	106,357,754	$11	$110,430	$(102,775)	$9,946	$17,612

Vesting of restricted stock [note 6]	100,000	—	—	—	—	—
Stock options exercised [note 6]	181,848	—	36	—	—	36
Stock-based compensation [note 6]	—	—	94	—	—	94
Net loss	—	—	—	(8,363)	(876)	(9,239)

Balance, September 30, 2012	106,639,602	$11	$110,560	$(111,138)	$9,070	$8,503

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,		Unaudited Period from Nov. 16, 1994 (inception) to September 30, 2012
	2012	2011	2012	2011
OPERATING ACTIVITIES
Consolidated net loss	$(3,167)	$(4,765)	$(9,239)	$(15,072)	$(156,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	221	233	672	703	4,261
Stock-based compensation expense	19	174	94	747	18,680
Change in fair value of warrants	—	—	—	(129)	(675)
(Gain)/Loss on disposal of assets	249	(11)	250	62	317
Writeoff of mineral leases	—	—	—	—	3,244
Changes in non-cash operating working capital:
Increase in restricted cash	(2)	(75)	(102)	(98)	(200)
(Increase) decrease in prepaid expenses	300	257	104	182	(473)
(Increase) decrease in other assets	249	(190)	32	(243)	(241)
(Increase) decrease in deposits	55	(31)	71	(122)	(185)
Increase (decrease) in accrued liabilities and other payables	(137)	123	(152)	(1,690)	1,242
Increase (decrease) in other liabilities	(12)	(6)	(25)	(42)	472
Increase (decrease) in related party payable	(30)	83	(28)	(70)	328

Cash used in operating activities	(2,255)	(4,208)	(8,323)	(15,772)	(129,387)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(60)	(18)	(235)	(295)	(7,049)
Proceeds on sale of assets	4	—	4	51	60
Acquisition of mineral leases	—	—	—	—	(3,244)

Cash used in investing activities	(56)	(18)	(231)	(244)	(10,233)
FINANCING ACTIVITIES
Noncontrolling interest contribution	—	—	—	3,238	40,095
Proceeds from issuance of common stock and preferred stock	—	—	—	—	(15)
Cash paid to rescind exercise of stock options	—	—	—	—	95,589
Proceeds from issuance of stock warrants	—	—	—	—	16,168
Proceeds from exercise of stock options and warrants	—	37	36	47	2,564
Stock issue costs	—	—	—	—	(7,745)

Cash provided by financing activities	—	37	36	3,285	146,656

Net increase (decrease) in cash	(2,311)	(4,189)	(8,518)	(12,731)	7,036
Cash, beginning of period	9,347	23,841	15,554	32,383	—

Cash, end of period	$7,036	$19,652	$7,036	$19,652	$7,036

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

Based on the estimated capital and start-up costs of the Nkamouna Project, we presently do not have sufficient capital resources available to meet anticipated equity requirements. Our ability to raise additional capital for this purpose would depend on a number of factors, many of which would result in significant dilution of our current stockholders. Consequently, we are proactively pursuing a strategic investment which, if successful, would result in our selling some or all of our interest in the Nkamouna Project to a third party.

We have been closely monitoring our fixed and variable costs and have restricted such costs to those expenses that are necessary to complete activities related to securing project financing or a strategic investment for the Nkamouna Project, to identify opportunities to generate cash from our existing exploration properties and additional sources of working capital in support of such activities. Management and the Board of Directors have implemented a number of cash conservation strategies for the Company and GeoCam. The most significant cost reductions compared to previous years are our reduction of expenditures at GeoCam. With the completion of the Feasibility Study in 2011, GeoCam no longer incurs the significant costs of technical evaluations, consultant and testing fees and travel that contributed to that study. We have since reduced project expenses to incur only necessary expenditures, primarily limited to securing the site, environmental monitoring, and supporting potential financial and strategic investor due diligence efforts. This has significantly reduced the anticipated level of GeoCam cash requirements for 2012.

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

Our consolidated cash balance at September 30, 2012 was approximately $7.0 million. We anticipate that the Company will be able to satisfy the cash requirements of its operations through the second quarter of 2013 with current cash resources assuming the appellate proceedings described in Note 13(a) are resolved in a favorable outcome and that expenditures in GeoCam are reduced to a minimum level, either because we complete a successful sale of our interest in the Nkamouna Project or we place it on a “care and maintenance” status and further reduce our level of expenditures. However, our near-term expenses could be greater than projected and we may be unable to generate additional proceeds through future business transactions on our exploration prospects. If we are unable to obtain additional capital, we will need to further curtail our operations in order to preserve working capital, which could materially harm our business and our ability to achieve cash flow in the future.

2. BASIS OF PRESENTATION AND GOING CONCERN

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

These financial statements have been prepared on a going concern basis and do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has limited cash resources and has not established an ongoing source of revenues sufficient to cover its operating costs and has incurred losses since inception, which raises substantial doubt about our ability to continue as a going concern after the second quarter 2013. Our ability to continue as a going concern is dependent upon a sale of some or all of our interest in the Nkamouna Project and/or obtaining the necessary financing to meet our current obligations arising from normal business operations when they come due.

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

3. LOSS PER SHARE

Basic loss per share has been computed by dividing the net loss applicable to the Company’s common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by including the dilutive effect of common stock that would be issued assuming exercise of the outstanding stock options and stock purchase warrants. Shares underlying all outstanding options and warrants are excluded from the computation of diluted loss per share for each of the three and nine months ended September 30, 2012 and 2011 because the effect would have been anti-dilutive.

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

The following is a summary of the exploration costs incurred by the Company:

	Three Months Ended		Nine Months Ended		Unaudited Period from November 16, 1994 (inception) to September 30, 2012
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Cameroon Africa:
Property evaluation	$149	$1,068	$724	$3,548	$53,600
Office costs	454	1,148	1,385	3,218	31,090

	603	2,216	2,109	6,766	84,690

Other Projects:
Colorado/Wyoming	2	18	4	75	2,070
Arizona	82	61	294	316	1,589
New Mexico	46	230	151	437	712
New Caledonia	453	229	876	597	2,737
Papua New Guinea	14	64	78	233	344
Other	5	60	26	69	449

	602	662	1,429	1,727	7,901

Total Exploration Costs	$1,205	$2,878	$3,538	$8,493	$92,591

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	September 30, 2012	December 31, 2011
Cameroon Africa:
Machinery and equipment	$3,149	$3,149
Vehicles	811	1,012
Buildings	413	412
Furniture and equipment	527	526
Equipment in transit	—	14

	4,900	5,113
Less accumulated depreciation	(2,804)	(2,287)

	2,096	2,826

Other Projects:
Machinery and equipment	$225	$115
Vehicles	53	—
Furniture and equipment	489	536
Equipment in transit	10	—
Other	—	143

	777	794
Less accumulated depreciation	(463)	(518)

	314	276

	$2,410	$3,102

During the three and nine months ended September 30, 2012, GeoCam rented idle equipment to a third party and recorded $166 and $683, respectively, as other income in our condensed consolidated statements of operations as a result of this transaction.

During the three and nine months ended September 30, 2012, GeoCam wrote off two vehicles totaling $205. The two vehicles were reported as stolen to police authorities in Cameroon and GeoCam has filed insurance claims. GeoCam is in preliminary discussions with the insurance company regarding these claims therefore no potential claim recovery amount has been recorded.

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

The following table and related information summarizes the Company’s stock options and the stock option activity for the nine months ended September 30, 2012:

	Options Outstanding			Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share*
Available and outstanding at December 31, 2011	5,130,390	13,569,610	$0.81
Granted	—	—	—
Exercised	181,848	(181,848)	0.20
Forfeited	1,326,031	(1,326,031)	0.70
Expired	500,000	(500,000)	0.71

Available and outstanding at September 30, 2012	7,138,269	11,561,731	$0.84	4.96	$72

Exercisable at September 30, 2012		11,273,731	$0.84	4.87	$72
Vested or expected to vest at September 30, 2012		11,561,731	$0.84	4.96	$72

*	Some of the options are granted with Canadian dollar exercise prices, and the weighted average prices reflect the U.S. dollar equivalent prices.

The following stock option grants were issued by the Company during the nine months ended September 30, 2012 and 2011 respectively:

•

The Company granted no options under the Company Option Plan in 2012 [2011—1,720,000]. The Company recorded compensation expense of $68 relating to vesting of previous grants [2011—$558]. As of September 30, 2012, there was $18 of total unrecognized compensation expense related to non-vested stock based compensation granted under the Company Option Plan which is expected to be recognized over a weighted average period of 0.3 years.

•

The weighted-average fair value per share of options granted under the Company’s Options Plan during 2011 was $0.40. The total intrinsic value of share options exercised was $2 [2011—$152]. The total cash received from the exercise of stock options was $36 [2011—$47].

The fair value of all stock options granted during the nine months ended September 30, 2011 (no grant in 2012) was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

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

Stock awards

The Company adopted the 2010 Company Stock Award Plan (the “Stock Award Plan”) that was approved in June 2010. The Common Stock that may be issued pursuant to Stock Awards shall not exceed 2,000,000 shares of Common Stock. The Common Stock subject to the Stock Award Plan shall be authorized and unissued stock. Stock Awards may be granted to Employees, Directors, Officers and Consultants. Stock Awards may be granted as Restricted Stock Awards or Restricted Stock Units. During the nine months ended September 30, 2012, we did not grant any Restricted Stock Awards. During the nine months ended September 30, 2011, we granted 210,000 Restricted Stock Awards to certain members of the executive management team and the Board of Directors. The Restricted Stock Awards vest 40% on the grant date (January 21, 2011), 30% on the 1st anniversary of the grant date, and 30% on the 2nd anniversary of the grant date. For the nine months ended September 30, 2012, the Company recognized compensation expense of $20 [2011—$103] related to the Restricted Stock Awards. Also during the nine months ended September 30, 2012, we did not grant any Restricted Stock Units. During the nine months ended September 30, 2011, we issued 180,000 Restricted Stock Units to certain members of the Board of Directors. The Restricted Stock Units vested on the first anniversary of the grant date. The shares will be issued to the recipient on the earlier of their termination date or on the third anniversary of the grant date. During the nine months ended September 30, 2012, 100,000 shares were issued to two members of the Board of Directors who resigned in the first quarter pursuant to Restricted Stock Units. For the nine months ended September 30, 2012, the Company recognized compensation expense of $6 [2011—$86] related to the Restricted Stock Units.

7. STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50 million shares of preferred stock, with a par value of $0.0001. There are no shares of preferred stock issued or outstanding as of September 30, 2012.

Stock Purchase Warrants

The Company adjusts the share-based payment liability to the fair value each reporting period. The warrants outstanding at December 31, 2011 expired in March and April 2012. The fair value adjustment for the stock purchase warrants did not materially affect net loss or loss per share in the condensed consolidated statement of operations for the nine months ended September 30, 2012.

The following table and related information summarizes the Company’s stock purchase warrants at September 30, 2012 and the stock purchase warrant activity for the nine months ended September 30, 2012:

	Number Outstanding	Weighted-Average Exercise Price per Share
Warrants outstanding at December 31, 2011	15,592,100	$3.14
Expired	(15,592,100)	3.14

Warrants outstanding at September 30, 2012	—	$—

All outstanding warrants were fully amortized in 2009 thus the Company recorded no compensation expense relating to vesting of grants [2011—$0]. The Company did not record any gain or loss for the change in the fair value of the warrants with exercise prices denominated in Canadian dollars, for the nine months ended September 30, 2012 compared to the $129 gain for the nine months ended September 30, 2011.

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

The effect of derivative instruments not designed as hedging instruments on the accompanying condensed consolidated statements of operations was $0 [2011—gain of $129] for the nine months ended September 30, 2012.

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

At September 30, 2012 and December 31, 2011, the carrying amounts of cash and cash equivalents, restricted cash and trade payables represented fair value because of the short-term nature of these instruments.

10. NONCONTROLLING INTEREST

On September 26, 2012 GeoCam shareholders approved a capital increase equivalent to approximately $0.71 million. The cash call was completed on October 17, 2012, and Geovic paid approximately $0.43 million, representing 60.5% and the noncontrolling interest paid cash of approximately $0.28 million.

In December 2010 the GeoCam shareholders approved $13 million in cash calls for the remainder of 2010 and 2011. During the nine months ended September 30, 2011 GeoCam completed two cash calls, equivalent to approximately $8.2 million. In the cash call Geovic paid approximately $5.0 million, representing 60.5% of the cash calls and the noncontrolling interest paid cash of approximately $3.2 million.

The noncontrolling interest balance of approximately $9.1 million at September 30, 2012 [December 31, 2011—$9.9 million] represents the balance from the completed capital increases contributed by the noncontrolling interest as described above. The difference between the amounts contributed and the balance at September 30, 2012 represents the noncontrolling interest share of the actual expenditures from January 1, 2007 through September 30, 2012.

11. INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction, Cameroon, France, New Caledonia and Colorado. The Company has open tax years for the U.S. federal return from 2000 forward with respect to its net operating loss (“NOL”) carryforwards, where the IRS may not raise tax for these years, but can reduce NOLs. Otherwise, with few exceptions, the Company is no longer subject to federal, state, or local income tax examinations for years prior to 2008. The Company has incurred losses since inception. Due to the full valuation allowance against its net deferred tax asset, management would expect that any adjustment resulting from an audit would not result in an adjustment to the Company’s financial statements. In addition, the Company’s ability to deduct NOL carryforwards may be subject to a limitation if the Company were to undergo an ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended.

There was no benefit from income taxes in the three and nine month periods ended September 30, 2012 and during the same periods in 2011. The effective tax rate was 0% for the three and nine month periods ended September 30, 2012 and for the same periods in 2011. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, change in valuation allowance offsetting foreign and domestic operating losses and foreign taxes at rates other than 35%.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the three and nine month periods ended September 30, 2012, the Company recognized no potential interest or penalties with respect to unrecognized tax benefits.

The Company had no unrecognized tax benefit as of September 30, 2012 or change in unrecognized tax benefits that would impact the effective rate. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the remainder of the year.

12. RELATED PARTY TRANSACTIONS

GeoCam entered into a professional and management services contract with Société Nationale d’Investissement du Cameroun (“SNI”), the holder of 20% and representative of other holders of an additional 19.5% of the outstanding shares of GeoCam, that was effective for fiscal year 2011. The services were for government relations and administrative matters related to project development. No agreement has been entered into for 2012. GeoCam has expensed $0 for the nine months ended September 30, 2012 for these services [2011—$246].

13. COMMITMENTS AND CONTINGENCIES

[a]	In November 2009, five management level consultants or employees of GeoCam filed litigation in Cameroon, claiming approximately $2.2 million as compensation and damages as a result of termination of their services by GeoCam in connection with a reduction in workforce in February and March 2009. In April 2010 the litigation was dismissed. In July 2010 the litigation was brought before another jurisdiction. On June 3, 2011, the court before which four of the matters were pending entered judgments in favor of the four claimants totaling CFA 780,339,500 (approximately $1.6 million at September 30, 2012). On November 14, 2011, the court before which the fifth matter was pending entered a judgment in favor of the claimant totaling CFA 118,804,219 (approximately $0.2 million at September 30, 2012). In the second quarter of 2012, CFA 52,000,000 (approximately $0.1 million at September 30, 2012) of GeoCam funds were attached in the court proceeding and placed in a restricted account at the bank pending resolution of the fifth matter. These funds are included as restricted cash on the condensed consolidated balance sheets. GeoCam has filed appeals in all five matters which stayed enforcement of the judgments pending resolution of the appeals. The Company believes all contractual and other obligations to the individuals were satisfied and that the appeals will ultimately be resolved favorably to GeoCam. Given the judgments, we believe it is reasonably possible that the outcome will be unfavorable to GeoCam, but we do not believe that an unfavorable outcome is probable; therefore, we have not accrued any amounts for these judgments in our consolidated financial statements.

[b]	In December 2009 the Company engaged a financial advisor in connection with the financing of the Nkamouna Project. The Company agreed to pay a fixed retainer fee of $50 per month and a $0.8 million success fee upon completion. The terms of the agreement were based on the assumption that the completion would occur by December 2010. A replacement agreement with GeoCam was entered into August 2010 with substantially the same terms except the new agreement extended the date of the expected completion of financing. During the first quarter of 2012, the $50 per month retainer obligation was mutually suspended.

[c]	In January 2011, the Company engaged a financial advisor to advise it with respect to the Company’s obligations in connection with financing of the Nkamouna Project and to assist in developing arrangements with strategic investors. The Company agreed to pay a fixed retainer fee of $50 per month plus reimbursement of expenditures, and a minimum success fee of $1.0 million based on a sliding scale depending on the size of any financing transaction. During the first quarter of 2012, the $50 per month retainer obligation was mutually suspended at least until a financing transaction is underway.

[d]	The Company has engaged a provider of legal and consulting services in connection with the Nkamouna Project. The Company has agreed to pay a fixed quarterly fee and reimbursement of travel expenditures; the payment for any additional services will be contingent upon completion of a successful transaction. The contingent success fee as of September 30, 2012 is EUR 0.35 million (equivalent to approximately $0.45 million).

[e]	GeoCam has engaged legal counsel in connection with expected Project financing, payable monthly with fees of approximately GBP 0.5 million paid in 2011 (equivalent to approximately $0.8 million at September 30, 2012). No services have been performed in 2012.

[f]	The Company and its subsidiaries have been providing support to provide persons living in the Cameroon region with social, sports, education and health infra-structure to promote their wellbeing. This support has been provided through contracting with GeoAid International Inc. and/or its affiliate GeoAid Cameroon (“GeoAid”), non-profit international humanitarian organizations. During the three and nine months ended September 30, 2012 the Company contributed $0 and $149k [2011—$124 and $320] to GeoAid. While the Company is not legally obligated to contribute a specific amount, the Company was a primary financial contributor to GeoAid in 2012 and 2011.

[g]	GeoCam, entered into purchase orders for mining equipment in 2008 for obligations totaling €615 and deposited €99 toward the purchases. In 2009, GeoCam requested delay of the delivery of the equipment to 2010 or thereafter. The sellers agreed to accept the delay and keep the deposit for future use. No formal agreement to delay delivery has been completed. No liabilities were accrued in 2011 or 2012 for these commitments. In 2010, GeoCam utilized €55 of the deposits toward vehicle purchases.

14. SUBSEQUENT EVENTS

The Company has evaluated all events occurring after the September 30, 2012 balance sheet date through the date of issuance of these condensed consolidated financial statements for necessary subsequent event disclosures. No items met the requirement for subsequent event disclosures.

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

Overview

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an analysis of our capital resources and liquidity at September 30, 2012, and financial results for the three and nine months ended September 30, 2012 compared to the prior periods. All amounts are presented in United States dollars unless indicated otherwise. Reference should also be made to the financial statements filed with this report and the Company’s other disclosure materials filed from time to time on www.sec.gov or the Company’s website at www.geovic.net.

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

Our future success will be largely dependent on our ability to complete the sale of some or all of our interest in the Nkamouna Project. We do not have available financial resources necessary to construct and open the Nkamouna Project. We are actively seeking third party sources of funding and potential purchasers for some or all of our interest in the Project. A feasibility study for the Nkamouna Project was completed in April 2011, which estimated approximately $617 million of initial capital costs, including contingencies, to construct and start-up the Nkamouna Project. The GeoCam financial advisor estimated that the total of capital, financing, working capital, contingency and start-up costs would be approximately $698 million, based on estimates included in the feasibility study. Additionally, cost overrun requirements of lenders to the Nkamouna Project are estimated to be approximately $100 million.

Since the feasibility study was completed, we have devoted most of our efforts to seeking and evaluating a means to finance the Nkamouna Project. We have considered many possible alternatives, including joint ventures or similar arrangements, and a sale of a significant portion or all of our interest in the Nkamouna Project. We also had discussions with strategic investors who could assist in financing and would have an interest in purchasing the cobalt, nickel and manganese products produced from the Nkamouna Project. Beyond the Nkamouna Project financing, we also face other significant challenges affecting development and operation of the Nkamouna Project if we continue to hold a significant interest. These challenges include operating the Nkamouna Project through GeoCam as an autonomous Cameroonian entity, GeoCam’s ability to recruit, train and retain a team of qualified mining professionals and a stable local workforce to manage the development, construction and operation of the Nkamouna Project in a relatively undeveloped, remote area in Cameroon.

We are the majority shareholder of GeoCam. Under the Shareholder Agreement, GeoCam is operated as an autonomous entity and governed by a Board of Directors to which we select three of the five directors and two directors are selected by the other shareholders. A strategic investment into the Nkamouna Project by an outside party could necessitate mutual agreement among Geovic, SNI, and the new investor(s), and approval by the GeoCam Board of Directors. While we represent the majority of Directors on the GeoCam Board, we generally do not take major strategic actions or decisions without general concurrence by the other shareholders who are collectively represented by SNI. We view a good working relationship with the other shareholders of GeoCam as important to the future success of the Nkamouna Project.

We are seeking to realize value for our Cameroonian assets and shift the Company’s focus to a prospect generation and strategic investment business model in 2012 and beyond. Because our plan is to reduce or eliminate our interest in the Nkamouna Project, the future direction for the Company will be to identify new exploration prospects, minimally explore and prioritize the new prospects, and transfer the most likely prospects to others for more extensive exploration and development. Thus we expect to take exploration prospects to a level where they can be monetized in a timely manner through strategic investments by others with the resources to complete advanced exploration, permitting and development.

Capital Resources and Liquidity

Our cash resources and ability to monetize one or more of our exploration prospects, including the Nkamouna Project, will be critical to our future financial condition. Since the completion of the feasibility study in April 2011, spending activity for the Nkamouna Project has mainly been limited to securing the Nkamouna Project site and protecting assets, reclaiming certain prior exploration disturbances, continuing environmental monitoring and community development programs, and assisting potential strategic investors with their due diligence activities. We plan to continue this approach until we are reasonably satisfied that an appropriate strategic transaction for the Nkamouna Project can be completed and any required remaining financing can be secured.

At September 30, 2012 we had approximately $ $7.0 million of cash and cash equivalents on a consolidated basis compared to $15.6 million at December 31, 2011, and $9.3 million at June 30, 2012, decreases of approximately $8.6 million during the first nine months of the year and $2.3 during the quarter ending September 30, 2012. We expect that our cash resources will continue to be utilized at a similar rate during the balance of 2012, subject to adjustments that may become necessary if a strategic transaction is agreed upon and pursued later this year or if we experience a negative judgment in our Cameroon litigation. Our cash is invested in U.S. dollar deposits and highly liquid money market funds and in the Cameroon branch of a large international bank.

Our plan for the Nkamouna Project had been to attempt to finance the capital costs, startup expenses and financing costs of the Project using a combination of debt secured by the project and owners’ equity. In conventional project debt financing, GeoCam would be required to furnish, as equity, more than 40% of the total estimated capital and financing costs and expenses for the Nkamouna Project as a condition to securing loans for the balance of such costs and expenses. Based on the estimated capital and start-up costs of the Nkamouna Project, GeoCam’s financial advisor estimated that our share of GeoCam equity to complete such debt financing for the Nkamouna Project would be approximately $225 million, which reflects the amount of equity capital we would be required to contribute to GeoCam as a condition to conventional debt financing. We presently do not have sufficient capital resources available to meet the estimated equity requirements. Our ability to raise additional capital for this purpose would depend on a number of factors, many of which are partly or wholly outside of our control, including the state of worldwide financial, commodity and other markets, the market trading price of our common stock and demand for future access to the cobalt resources in the Nkamouna Project. We therefore concluded that a sale of some or all of our interest in the Nkamouna Project to a third party would be in the best interest of our stockholders.

During 2011 through the present we have continued meetings with various large international businesses with respect to investment in the Nkamouna Project or the potential purchase of future off-take from the Project. The Company and the other GeoCam shareholders discussed possible strategic investment arrangements with several companies. In the last two quarters of 2012 these discussions focused on one potential purchaser. These discussions could lead to a transaction under which the strategic investor would acquire most or all of our interest in GeoCam or in the Nkamouna Project directly, for cash paid to the Company, and would assist GeoCam to raise the additional required funding to construct the Nkamouna Project with the new investor gaining preferred access to future Nkamouna Project off-take. Any such cash paid by the strategic investor for our interest could be available to fund all or a portion of our remaining project equity requirements, if any, and for other corporate purposes. Under such an arrangement our interest in the Nkamouna Project would be reduced significantly or eliminated. We may consider putting the Nkamouna Project on a “care and maintenance” status in 2013 if we have been unable to finalize and close an acceptable strategic investment.

If we are successful in selling some or all of our interest in the Nkamouna Project to a third party, our future requirement to fund GeoCam and Project construction would be reduced and our opportunity to realize revenue from the Nkamouna Project would also be reduced or eliminated. Some or all of the proceeds from such a sale could be available for other corporate purposes. We believe that our cash resources will satisfy our capital and liquidity requirements for pre-construction operations and other Company expenses through the second quarter of 2013, depending on GeoCam’s level of activity and assuming the pending appeals described below are resolved favorably. The GeoCam pre-construction cash expenditures are presently expected to total approximately $0.8 million for the last quarter of 2012, for which Geovic is responsible to fund 60.5%. As described in note 13(a) of the Consolidated Financial Statements, five judgments totaling approximately $1.7 million against GeoCam are outstanding and have been under appeal since 2011. An attachment totaling $0.1 million has been allowed in one court proceeding and the funds are now restricted until resolution of the case. Should the judgments be upheld in full or in part upon exhaustion of final appeals, the GeoCam Shareholders would be required to fund a capital increase for GeoCam to satisfy the judgments. Funding the Geovic share of such a capital increase would adversely affect our remaining capital resources, and could result in exhaustion of the Company’s cash resources earlier than we presently anticipate.

GeoCam’s operating expenses are paid through capital increases approved by the shareholders of GeoCam and funded in accordance with the respective ownership interests prior to the capital increase. We will be obligated to fund 60.5% of future GeoCam capital increases. GeoCam completed a capital increase at GeoCam in October 2012 of which our share was approximately $0.4 million. The capital raised in the capital call is expected to be used during the balance of 2012 to pay GeoCam’s pre-construction operating expenses in Cameroon. Additional similar funding is expected to be required in 2013 for use of GeoCam pending completion of any sales transaction.

We expect our general and administrative expenses for 2012 to total approximately $6.7 million, including $1.3 million in the fourth quarter, not including any transaction costs related to any sale of some or all of our interest in the Nkamouna Project. We also expect that 2012 expenditures for exploration of mineral properties, or investment in other resource entities, in the United States and elsewhere will total approximately $2.0 million. We expect that a significant portion of our cash resources will be expended or committed for these purposes through early 2013 or later and that our cash balances will continue to decrease from quarter to quarter. Based on our current planned 2012 expenditures, we anticipate that our 2012 year-end consolidated cash and cash equivalents will be approximately $3 to $4 million. If we complete a sale of some or all of our interest in the Nkamouna Project, this estimate would be adjusted appropriately.

We expect that we will work with the other shareholders of GeoCam to reach an agreement with a third party on strategic investment transactions for the Nkamouna Project in 2012. We have budgeted a lower level of general, administrative and operating expenditures for 2012 to reflect our lower liquidity and relatively limited cash. We have also identified other areas where we can further reduce our expenses during of the last quarter of 2012 and into 2013 if we have not progressed toward selling some or all of our interest in the Nkamouna Project. We have taken these steps with a view to assuring that our present cash resources will satisfy our cash requirements through the second quarter of 2013.

Management and the Board of Directors implemented a number of cash conservation strategies for the Company and GeoCam. The most significant cost reductions compared to previous years is our reduction of expenditures at GeoCam. Following completion of the feasibility study in April 2011, the significant costs of technical evaluations, consultant and testing fees and travel are no longer being incurred. We have limited the Nkamouna Project expenses, primarily to securing the site, reclaiming prior exploration disturbances, environmental monitoring, and supporting potential financial and strategic investor due diligence efforts. This significantly reduced the anticipated level of GeoCam cash requirements for 2012, and limited the GeoCam shareholders’ capital increase funding to approximately $0.7 million through 2012. We paid our 60.5% share of the increase in October.

In addition, during the first half of the year we reduced the size of our Board of Directors to five persons, eliminated two consulting positions, agreed with a financial advisor to discontinue its services at least until a financing transaction is underway, eliminated much of our mineral and corporate marketing activities and limited travel and office expenses. In the third quarter we moved our Denver executive office to a smaller less expensive location after negotiating a termination of our existing lease. We have also deferred major exploration expenditures planned for New Caledonia. These downsizing and deferral efforts have been implemented to reduce financial commitments and overheads and position the Company for success going forward.

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011:

The Company had no revenue and incurred losses from operations during the third quarters of 2012 and 2011, and has had no revenue from operations since inception. The net loss attributed to the Company decreased approximately $1.1 million in the third quarter of 2012 compared to the third quarter 2011. Exploration expenses decreased by $1.7 million in the quarter compared to the year earlier period, of which approximately $0.9 million represents a decrease in exploration costs in Cameroon due to the completion of the feasibility study in 2011 and $0.2 million represents a decrease in exploration expense in other Company projects mainly in Arizona, New Mexico and Papua New Guinea. Exploration office costs of GeoCam decreased approximately $0.6 million from 2011 to 2012

Stock compensation expense decreased approximately $0.2 million from in the third quarter of 2012 compared to the third quarter 2011. Stock compensation expense was lower in 2012 due to no stock options or restricted shares being granted in the first and second quarter of 2012 as they had been in 2011. The change in fair value of warrants for the second quarter of 2012 and 2011 was $0. The fair value of the warrants became $0 in the second quarter of 2011 due to the decrease in the stock price and lower volatility as the warrants were getting closer to their expiration date. The warrants expired in March and April 2012.

General and administrative expenses decreased $0.2 million in the third quarter of 2012, when compared to the third quarter of 2011 primarily related to reduced financial advising fees and decreased rent expenses, travel expenses, Board of Director fees and charitable contributions to GeoAid.

Loss on asset disposal increased $0.3 million in the third quarter of 2012 compared to the third quarter of 2011 primarily related to the write off of two vehicles by GeoCam. The contract term of the former General Manager of GeoCam was not renewed or extended beyond its September 5, 2012 expiration date, and the two vehicles were in his possession on that date. GeoCam has had no contact with the former General Manager since that date. GeoCam has reported the vehicles as stolen to police authorities in Cameroon and filed insurance claims. As GeoCam is still in preliminary discussions with the insurance company regarding these claims, the Company has not recorded any potential claim recovery.

As an exploration stage company, we have charged our exploration and pre-construction expenses incurred for GeoCam to operations in the periods incurred and no such expenditures have been capitalized. We expect to continue this practice until a final development and mining plan is adopted and project financing is committed.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011:

The Company had no revenue and incurred losses from operations during the nine months ended September 30, 2012 and 2011, and has had no revenue from operations since inception. The net loss attributed to the Company decreased approximately $3.6 million in the nine months ended September 30, 2012 compared to the same period in 2011. Exploration expenses decreased by $5.0 million in the nine months ended September 30, 2012 compared to the year earlier period, of which $2.9 million represents a decrease in exploration costs in Cameroon due to completion of the feasibility study in April 2011 and a decrease of $0.3 million in exploration expense in other Company projects mainly in Arizona, New Mexico, New Caledonia, and Papua New Guinea. Exploration office costs of GeoCam decreased $1.8 million in the nine months ended September 30, 2012, reflecting the scaling back of activities.

Stock compensation expense decreased approximately $0.7 million in the nine months ended September 30, 2012, when compared to the same period of 2011. Stock compensation expense was lower in 2012 due to no stock options or restricted shares being granted during all three quarters in 2012 as they had been in 2011 There was no change in fair value of warrants for the nine months ended September 30, 2012 compared to a gain of $0.1 million for the same period in 2011. The fair value of the warrants became $0 in the second quarter of 2011, resulting in no changes each subsequent quarter. The warrants expired in March and April 2012.

General and administrative expenses decreased $0.2 million in the nine months ended September 30, 2012 compared to the same period in 2011. The Company continues to reduce general and administrative expenses, however, the offsetting increase is a result of severance paid for an executive termination and the termination of the executive office lease in Denver during the nine month period ended September 30, 2012.

Loss on asset disposal increased $0.3 million in the nine month period ended September 30, 2012 compared to the nine months of 2011 primarily related to the write off of two vehicles by GeoCam. The contract term of the former General Manager of GeoCam was not renewed or extended beyond its September 5, 2012 expiration date, and the two vehicles were in his possession on that date. GeoCam has had no contact with the former General Manager since that date. GeoCam has reported the vehicles as stolen to police authorities in Cameroon and filed insurance claims. As GeoCam is still in preliminary discussions with the insurance company regarding these claims, the Company has not recorded any potential claim recovery.

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

Safe Harbor Statement

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. Our forward-looking statements include, without limitation statements with respect to our ability to complete a disposition of some or all of our interest in the Nkamouna Project; our expectations regarding capital required at the Nkamouna Project; requirements for additional capital; anticipated terms and requirements under future Project debt financing arrangements; our expectations regarding pending litigation; anticipated expenditures in 2012 and thereafter; our ability to satisfy our capital and liquidity requirements; our anticipated cash position at the end of 2012; and our ability to realize our future plans to become a mineral prospect generation and strategic investment business.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from such forward-looking statements (“cautionary statements”) are disclosed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and include the availability of financing on acceptable terms or at all; the outcome of pending litigation in Cameroon; actual results of current exploration activities; conclusions of economic evaluations; future prices of metals; market demand for metals; ability to negotiate acceptable metal sales agreements; possible variations in ore reserves, grades, or recovery rates; labor disputes, cost trends and availability of mining and processing equipment, operating materials and services; geopolitical developments and the results of national elections in Cameroon; delays in obtaining governmental approvals or changes in governmental laws and regulations; delays in the completion of development or construction activities and other factors as described herein. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

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

Quarterly Evaluation of Disclosure Controls and Procedures

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of September 30, 2012.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting During the Quarter

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting occurred during our last fiscal quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended September  30, 2012, management concluded that there were no such changes to our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS.

In November 2009, five management level consultants or employees of GeoCam filed lawsuits against GeoCam in Cameroon, claiming approximately $2.2 million as compensation and damages as a result of termination of their services by GeoCam in connection with a reduction in workforce in February and March 2009. In April 2010 the litigation was dismissed. In July 2010 the litigation was re-filed in other jurisdictions and, on June 3, 2011, the High Court of Abong-Mbang before which four of the matters were pending entered judgments in favor of the four claimants totaling CFA 780,339,500 (approximately $1.6 million at September 30, 2012). On November 14, 2011, the High Court of Mfoundi, Yaoundé before which the fifth matter was pending entered a judgment in favor of the claimant totaling CFA 118,804,219 (approximately $0.2 million at September 30, 2012). GeoCam has filed appeals with the Court of Appeal of East Region at Bertoua in the four matters and to the Court of Appeal of the Center Region at Yaoundé in the fifth matter. These appeals stayed enforcement of the judgments pending resolution of the appeals. During June 2012, CFA 52,000,000 (approximately $0.1 million at September 30, 2012) of GeoCam funds were attached and restricted pending resolution of the fifth matter. The Court of Appeal of East Region at Bertoua is expected to issue decisions in December 2012. Further appeals to any adverse decisions could be taken to the Supreme Court in Cameroon. The Company believes all contractual and other obligations to the claimants in these cases were satisfied at the time of termination and that the appeals will ultimately be resolved favorable to GeoCam. GeoCam intends to vigorously defend its position throughout the appellate process.

ITEM 1A.	RISK FACTORS.

There are no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and the Risk Factor included with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended December 31, 2011 and through September 30, 2012, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

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

GEOVIC MINING CORP.
Registrant

November 13, 2012	By:	/s/ Michael T. Mason
Michael T. Mason
Chief Executive Officer

November 13, 2012	By:	/s/ Greg Hill
Greg Hill
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document