Form 10-K
period 2012-12-31
GEOVIC MINING CORP.
filed 2013-03-27
CIK 1398005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates, computed by reference to the closing price of the common stock as of June 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $5,832,982.

At March 20, 2013, there were 106,639,602 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

GEOVIC MINING CORP.

2012 ANNUAL REPORT ON FORM 10-K

In this Annual Report on Form 10-K, all dollar amounts are in thousands of United States Dollars unless otherwise indicated.

CAUTIONARY LANGUAGE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report constitute “forwarding-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities and Exchange Act of 1934 and applicable Canadian securities laws. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. All statements other than statements of historical fact, included in this report regarding our financial position, business and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note the forward looking statements with respect to exploration and mine development, construction and expansion plans, costs, grade, production and recovery rates, permitting, financing needs, the availability of financing on acceptable terms or other sources of funding, the timing of additional tests, feasibility studies and environmental permitting, estimates of mineral reserves and mineralized material; our expectations regarding the amount of capital required prior to production at the Nkamouna Project and our ability to source the required capital; success of exploration activities; permitting time lines; construction and capital costs; operating expenses; currency fluctuations; requirements for additional capital; our expectations regarding processing and marketing of future production from the Nkamouna Project; our ability to enter into off-take arrangements; government regulation of mining operations; environmental risks; unanticipated reclamation expenses; title disputes or claims; limitations on insurance coverage; commencement of mine production, anticipated expenditures in 2013; and our expectations regarding securing a potential strategic investor for, or a sale of our interest in, the Nkamouna Project and future debt and equity financing for the Project, and our ability to satisfy our cash requirements through the second quarter of 2013. Forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks and other factors include, among others, the risk factors discussed below in Item 1A—“Risk Factors,” and other factors described herein and in other filings with the U.S. Securities and Exchange Commission (the “SEC”) and Canadian securities regulatory authorities. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements. The forward-looking statements in this annual report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect new information, events or circumstances except as may be required under applicable securities laws.

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

Intercorporate Relationships

The following chart illustrates the inter-corporate relationships among the Company and its subsidiaries as of March 20, 2013.

(1)	GeoCam minority interest owners are described below under “GeoCam Shareholder and other Agreements.”

Our principal business has been conducted through Geovic by which we hold our interest in rights to several cobalt-nickel-manganese deposits in the Republic of Cameroon in Africa through the ownership interest in GeoCam. Our principal business focus from 1994 to 2012 has been to advance our interest in the deposits. GeoCam’s Mining Permit (the “Mining Permit”) establishes exclusive mining rights to develop the Nkamouna, Mada and other cobalt-nickel-manganese deposits within a 1,250 square kilometer area in southeastern Cameroon (the “Cameroon Properties”). The Cameroon Properties are described in Item 2. Properties. GeoCam had planned to develop and mine the Nkamouna and Mada deposits (together, the “Nkamouna Project” or the “Project”) before the other deposits are developed. Since early 2012 we have been seeking to 1) realize value for the Cameroonian assets and 2) shift the Company’s focus to a prospect generation and strategic investment business model. Because our position in GeoCam will likely be significantly diminished or completely eliminated through strategic investment, the future direction for the Company will be to identify new exploration prospects, minimally develop and prioritize these prospects, and sell or joint venture further exploration and development of these prospects to others.

Business Operations in Cameroon

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

In mid-2009 GeoCam retained three well-known, highly qualified and experienced metallurgical and chemical engineers to serve as its Technical Advisory Panel (“TAP”). The TAP was engaged to provide high-level metallurgical processing input to the Geovic technical design team as well as provide independent expert feedback to GeoCam and its shareholders. Based on recommendations of the TAP and the results of preliminary marketing performed, GeoCam planned to produce two intermediate products (a mixed cobalt and nickel sulfide product, referred to as MSP, and manganese carbonate) at the mine site. These intermediate products would be shipped offshore and sold in the international marketplace for processing into finished products. These decisions were made in an effort to limit initial process plant capital costs and process risk at the remote mine site, and to address product preferences expressed by potential off-take customers.

In December 2009 GeoCam engaged Lycopodium Pty Ltd. (“Lycopodium”), an independent international engineering firm based in Perth, Australia to prepare the Feasibility Study for the Nkamouna Project. The Feasibility Study was completed in April 2011. The Feasibility Study included estimated construction and capital costs, operating expenses and future net cash flow from mining operations for the Nkamouna Project. After the Feasibility Study was completed, we continued work with GeoCam to seek Project financing options and product sales agreements, including negotiating with potential strategic investors in the Nkamouna Project.

During 2011 after completion of the Feasibility Study and during 2012, GeoCam undertook additional activities to advance the Nkamouna Project as follows:

•	Completed a Technical Report for the Nkamouna and Mada Deposits to meet the requirements of NI 43-101;

•	Completed specialty evaluations on elemental deportation in the metallurgical process, critical habitats and sensitive fauna species, and glauber salt and hydrosizer processes;

•	Completed an update to the Project Environmental and Social Assessment (“ESA”), which is aligned with the Feasibility Study;

•	Continued to work with the Public Liaison Committee and Nkamouna area stakeholders to guide and focus community development initiatives;

•	Continued to assist socio-humanitarian programs in the local communities in the health, education, agriculture and animal husbandry disciplines;

•

Assisted with the due diligence of potential strategic partners who have indicated an interest in a potential equity investment and/or have indicated an interest in purchasing the commodities produced;

•	Assisted with the due diligence efforts of the independent engineering and environmental and social consultants of potential project financing lenders; and

•	Arranged for numerous product samples to be shipped to potential offtake partners to determine compatibility with their metallurgical processes.

Based on the Feasibility Study and the observations of GeoCam’s financial advisor, the estimated construction and capital costs for the Project including financing costs during construction and initial operations totaled approximately $800 million at the time the Feasibility Study was completed. Lower commodity prices for cobalt, nickel and manganese since the Feasibility Study was completed have diminished the near-term revenue and cash flow expectations from the Project. As a result of these market conditions, during 2012, we and the minority shareholders of GeoCam determined that it would be challenging to finance the amounts required for Project construction and initial operating costs. We, therefore, have shifted our focus to developing a relationship with a strategic partner or selling all or a portion of our interest in the Project, which could lead to our position in GeoCam being significantly diminished or completely eliminated.

Refer to Item 2. Properties for more detailed information on the Nkamouna Project and other deposits held by GeoCam.

Other Exploration Activities

The Company has discovered new mineralization on a number of its mineral properties in the United States and Asia-Pacific regions.

We have identified multiple chromite deposits in New Caledonia, a French overseas “collectivity” northeast of Australia in the South Pacific region. In 2010 through a Geovic subsidiary we applied for exploration licenses covering approximately 100 square kilometers. These licenses were granted in late 2010 and early 2011. We devoted the balance of 2011 and early 2012 seeking authorizations to drill these properties. In mid-2012 we commenced exploration activities on these licenses resulting in the augering of 434 holes on 9 of the 31 license areas held by the Company. Since early December 2012 an additional 120 holes have been reported for resource analysis on three additional properties of the 31 Company properties. Further auger drilling is expected to be carried out in 2013 on the remainder of these license areas to complete a NI 43-101 resource report and convert a portion of these exploration licenses to mining licenses later in 2013 and early 2014, subject to obtaining the financial resources necessary to carry out these business plans.

In 2012 we conducted a preliminary exploratory test drill hole for gold in southeastern Arizona on our existing mineral holdings. Based on the drilling results and other surface testing and geophysical surveys, the Company has increased its land holdings from approximately 48 square miles to over 70 square miles. Further permitting of other drill sites was completed in early December 2012 covering 5 drill targets for an additional 14 drill holes. Further drill permitting is underway to obtain an additional 4 drill targets comprising 14 additional drill holes.

In late 2010 the Company discovered zirconium and other related advanced metals and rare earth elements in southeast New Mexico. Later in 2011 and early 2012 the Company carried out a limited subsurface drill program. Based on this drilling and subsequent preliminary metallurgical testing we have prepared documents over the past few months to permit 7 new drill locations, totaling about 42 drill holes on this property.

In March 2012 we were awarded an exploration permit in Papua New Guinea for minerals over a license area covering 178 square miles. Since that time we have carried out multiple exploration reconnaissance trips to the site. Surface sampling, auger drilling and subsequent analyses of the mineral occurrences has resulted in the discovery of near surface chromite and gold on the property. No drilling has been carried out over the gold mineralized areas to date. GeoAid representatives have visited the license area on several occasions over the past two years. Their work has provided Geovic with considerable good will amongst the local native population in the district. This effort went a long way in obtaining early exploration approval by the Papua New Guinea government and the local community.

Through our subsidiary Geovic Energy Corp. we acquired uranium leases, exploration permits and claims in Colorado and Wyoming between 2007 and 2010. During 2011 we completed analysis of these properties using existing available historic data. We are now holding these properties at minimal cost to the Company under fully paid up mineral leases expiring beginning in 2017. We do not expect to further explore or develop these properties at this time due to present market conditions.

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

As provided in the Shareholders Agreement, in 2007 GeoCam began to operate autonomously from Geovic. Geovic and GeoCam entered into annual Technical Services Contracts for each year from 2008 through 2011 under which Geovic provided certain staff, services and management to assist GeoCam to carry out its budgeted work program at rates set forth in the Technical Services Contracts. SNI also provided services to GeoCam under similar annual agreements during those years. There were no Technical Services Contracts during 2012.

All the Cameroon Properties are held by GeoCam, and the Mining Convention and Mining Permit are issued to GeoCam. Pursuant to the Shareholders Agreement, the GeoCam Board of Directors consists of five directors, three of whom are selected by Geovic and two by the other Cameroonian shareholders. Geovic is entitled to nominate the General Manager and one Deputy General Manager while other shareholders are entitled to nominate a second Deputy General Manager. Although we are a majority shareholder and our representatives form a majority of the Board of Directors of GeoCam, we generally seek concurrence from the other shareholders for material policy and operational decisions.

Nkamouna Project Financing Activities

In December 2009, we engaged Standard Chartered Bank as the Company’s financial advisor in connection with preparing and planning for project financing, reviewing documentation, considering early-stage efforts to locate potential purchasers of the MSP and manganese carbonate products we expect that GeoCam will produce, and related activities. In August 2010, GeoCam assumed the engagement with Standard Chartered Bank. Commencing in 2010, and continuing to the present time, we met with various large international businesses that have indicated an interest in a potential strategic investment in, or purchase of the Company’s interest in, the Project in order to secure the future off-take from the Nkamouna Project. Such a potential strategic investment, if it occurs, may offset some or the entire equity funding obligation of the GeoCam shareholders.

The Company and the other GeoCam shareholders have continued to discuss possible strategic investment arrangements, and during 2012 and presently such discussions have primarily involved a large state-owned company in Asia. We hope that these discussions could lead to a proposal under which the strategic investor would acquire a large interest in GeoCam or in the Nkamouna Project directly, for cash, and would assist

GeoCam to raise the additional required funding to construct the Nkamouna Project and the investor would gain preferred access to Project offtake. Under such an arrangement our interest in the Nkamouna Project would be reduced, perhaps significantly, or eliminated. As of the date of this report, no such proposal has been finalized.

If we are successful in selling some or all of our interest in the Project to a third party, our future requirement to fund GeoCam and Project construction would be reduced or eliminated.

Cameroon Properties

Our business plan had been to use our available management, technical expertise and talent to develop our interests in the Cameroon Properties into a high quality mining and mineral production operation. Assuming external financing in sufficient amounts to complete construction and start-up activities had been available on a timely basis, we would have continued to focus on the Nkamouna Project where our plan was to begin initial mine production approximately three years after completion of Project financing. Instead, our more immediate focus has been to secure one or more qualified strategic investors for the Nkamouna Project to acquire an interest in GeoCam or the Nkamouna Project for cash, and obtaining the financing required to construct and commission the mine and plant facilities. We expect that any such strategic investment will result in a significant dilution or elimination of our ownership interest and a change in control of the Project. In such event we may not be involved in future management of the Nkamouna Project.

We presently have no current revenue from operations and we expect to continue to generate losses and negative cash flows. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Corporate Strategy

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

Competitive Conditions

We expect that GeoCam will compete with other cobalt and nickel producers around the world, including those with projects now under development. Other producers with ongoing operations have established production and demonstrated feasibility and have greater financial strength than we do. These competitors include such current producers as Glencore, Vale, Freeport and Sherritt/Dynatec. Significant mines either producing or expected to produce cobalt as a by-product during the next few years include Ambatovy (Sherritt, Sumitomo, Korea Resources and SNC Lavalin), Weda Bay (Eramet), Tenke Fungurume (Freeport McMoRan, Lundin Mining Corp. and Gecamines), and Goro Nouvelle-Calédonie (Vale). Operating expenses, reserve quantities and qualities, operating efficiencies, and location may affect the long-term success of all competing producers, including GeoCam. Competition in the mineral exploration business is intense, as many other persons and businesses are actively involved in prospecting and exploring for potentially recoverable minerals. Geovic faces competition on acquiring permits and licenses associated with the exploration for chromium, olivine, iron, platinum, gold, zirconium and related advanced metals and rare earth elements.

Social and Environmental Policies

Geovic Mining Corp. is committed to sustainable resource development and social responsibility in our activities. We understand that our long-term business security is directly related to the welfare of the people and communities in the areas where we operate. We are also committed to excellence in stewardship of the environment. We believe that a strong sense of corporate social and environmental responsibility is essential for our success.

Applicable environmental protection requirements will affect the financial condition, operating performance and earnings of the Company as a result of capital expenditures and operating costs required to meet or exceed these requirements. These expenditures and costs may also have an impact on our competitive position to the extent that our competitors may be subject to less rigorous requirements or may be less willing to voluntarily target a similarly high level of environmental and social performance. GeoCam is subject to ongoing obligations under its mining and environmental permits in Cameroon to provide social and educational assistance to persons and in areas impacted by the mining activities. These obligations have been performed both directly and by engaging third parties. No third parties were engaged in 2012.

An ESA, comprised of an Environmental and Social Impact Assessment (“ESIA”) and an Environmental and Social Action Plan (“ESAP”), was prepared by GeoCam. The ESA documents the existing environmental and social conditions, describes the proposed operations, identifies potential impacts, and develops mitigation measures and required actions to reduce or minimize the impacts of the proposed operation. Knight Piésold and Co. (“Knight Piésold”) and Rainbow Environment Consult (“REC”) developed the ESA for GeoCam. The ESA was completed and submitted to the Cameroon Ministry of Environment and Protection of Nature (the “Ministry”) in 2006 and approved by the Ministry in May 2007.

Since approval of the ESA, GeoCam diligently moved the Project forward toward construction. As part of that process, a number of Project elements have been modified and optimized since finalizing the ESA in 2006. Consequently, Knight Piésold and REC prepared the “Geovic Cameroon PLC, Nkamouna Project, Environmental and Social Assessment 2010 Update” (the “Update Report”) dated March 31, 2010 based on more recent Project plans. The Update Report was presented to the Ministry in May 2010.

The Ministry notified GeoCam in September 2010 that the Update Report provides an appropriate demonstration that the Project continues to move forward and therefore remains in conformity with regulatory requirements. However, the Ministry required that GeoCam consolidate the 2007 ESA, the Update Report, and any other Project modifications that were contained in the final Feasibility Study into a single document. Following the issuance of the final Feasibility Study in April 2011, GeoCam finalized the consolidation of the updated ESA and reissued it to the Ministry at the end of April 2011. Given that the Ministry has already acknowledged that the Project remains in full conformity with the regulatory requirements, the review process for the Update Report is expected to be routine.

Employees

As of March 20, 2013 we had 12 full time and 1 part time employees in our offices in the United States. As of March 20, 2013, GeoCam had 26 full time employees and 1 contract worker in its administrative offices in Yaoundé, and 1 contract workers and 16 full time employees at the Nkamouna Project location in the East Province in the Republic of Cameroon. In New Caledonia, our subsidiary employs 5 persons.

Offices

Our principal corporate head office is located at 5500 E. Yale Avenue, Suite 302, Denver, Colorado 80222, telephone (303) 476-6455. We also maintain an exploration office in Grand Junction, Colorado. In 2012 we opened a small office and sample preparation facility in Noumea, New Caledonia. GeoCam maintains its head office in the capital city of Yaoundé and a mine area office at Kongo Camp in the East Province, both in the Republic of Cameroon.

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

We have no history of mining or refining any mineral products or metals and none of our properties is currently producing. There can be no assurance that the Nkamouna Project will be successfully placed into production, produce minerals in commercial and processing quantities or otherwise generate operating earnings, or that we will secure a strategic investor in the Project or sell any or all of our interest in it. We will continue to incur losses at least until we sell some or all of our interest in the Project or other projects or mining activities successfully reach commercial production levels and generate sufficient revenue to fund continuing operations. There is no certainty that we will produce revenue from any source, operate profitably or provide a return on investment in the future. If we do not generate revenue or raise capital by the end of the second quarter of 2013, we may lack sufficient cash resources to continue business operations. If we are unable to generate revenues or profits, our stockholders may not realize returns on their investment in our common stock. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly, annual or sustaining basis.

We have a history of losses and if we are unable to secure additional financing our ability to continue as a going concern may be at risk.

As an exploration stage company, we have a history of losses, deficits and negative operating cash flows and do not expect to generate any revenue from ongoing operations in the foreseeable future. As of December 31, 2012, we had an accumulated stockholders’ deficiency of approximately $113.6 million. To date, we have been unable to secure project financing for the Nkamouna Project and we face significant challenges in securing needed additional working capital. These factors, among others, raise doubt about our ability to continue as a going concern. Our Consolidated Financial Statements included in this report do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

We continue to actively seek project financing for our Nkamouna Project and new sources of working capital. We cannot assure we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

We have limited cash resources.

Our consolidated unrestricted cash balance at December 31, 2012 was approximately $4.3 million. We have been closely monitoring our fixed and variable costs and intend to restrict such costs to those expenses that are necessary to complete activities related to securing financing for the Nkamouna Project or the sale of some or all of our interest in the Project, identifying opportunities to generate cash from our existing exploration properties and identifying additional sources of working capital in support of such activities. We anticipate that the Company will be able to satisfy the cash requirements of its operations into the third quarter of 2013 with current cash resources, however, we may be unable to obtain long-term funding and our near-term expenses could be greater than projected. If we are unable to obtain additional capital, we will need to further curtail our operations in order to preserve working capital, which could materially harm our business and our ability to achieve cash flow in the future, including delaying or reducing implementation of certain aspects of our business plans, and we may ultimately need to cease operations.

We continue to actively seek new sources of working capital. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We may be unable to complete a disposition of some or all of our interest in the Nkamouna Project in Cameroon

We have been negotiating with a potential purchaser of some or all of our interest in the Nkamouna Project for over one year. As of the date of this report, no definitive agreement for such a transaction has been mutually accepted by the GeoCam shareholders and the potential purchaser. If an agreement is reached, it will be subject, among other matters, to approval of our stockholders. If we are unable to complete and close an agreement to sell a significant interest in the Nkamouna project to a strategic partner in a timely manner, our plan is to place the Nkamouna Project on a “care and maintenance” status and significantly further reduce our level of expenditures in Cameroon. In such event, we would not have sufficient resources to maintain our interest in the Project indefinitely and we could lose our interest in the Project. In such a scenario, our cash resources would likely be insufficient to sustain our other business activities.

Unless we obtain significant additional external financing, enter into a strategic alliance or sell all or a portion of our interest in GeoCam, we will be unable to develop the Nkamouna Project.

The Nkamouna Project requires capital start up and financing expenditures and contingency reserves of at least $800 million to construct mining and processing facilities and related infrastructure. Development and construction of mining and processing facilities will require significant debt and equity financing which we have been unable to obtain. Alternatively, the Company continues to consider the sale of some or all of its interest in GeoCam and/or the sale by GeoCam of an interest in GeoCam or in one or more of the other Cameroon deposits. The Company has also considered strategic alliance transactions and combinations of these alternatives. We have intended that GeoCam will seek financing from international institutions with significant experience in financing large natural resource ventures in remote locations such as southeastern Cameroon. Such financiers would likely require GeoCam and its owners to comply with costly conditions as a requirement to completion of project financing, including significant additional equity contributions to GeoCam. These financing options may not be available on acceptable terms, or at all. The failure to obtain adequate financing on a timely basis will have a material adverse effect on development and value of the Nkamouna Project and our growth strategy, results of operations and future financial condition.

The development of the Nkamouna Project will require the commitment of substantial financial resources. The amount and timing of these costs will depend on a number of factors, some of which are beyond our control.

GeoCam will be subject to all of the risks associated with discovering, exploring and establishing new mining operations and business enterprises including: the availability of funds to finance construction and development activities; timing and cost of the construction of mining and processing facilities; the efficacy of planned mineral processing; the availability and costs of skilled labor and mining equipment; the availability and cost of appropriate processing materials and equipment; the need to obtain in a timely manner additional governmental approvals and permits; the likely terms of off-take agreements or metal sales contracts; potential opposition from non-governmental organizations, environmental groups or local groups in Cameroon or other countries which may delay or prevent development activities; and potential increases in construction and operating costs due to changes in the cost of fuel, power, equipment, materials and supplies. Further, the costs, timing and complexities of mine construction and development are increased by the remote location of the Cameroon Properties. Accordingly, GeoCam’s activities may not result in profitable mining operations and may fail to successfully establish or maintain mining operations or profitably produce metals.

The discovery and exploration of other mineral properties consistent with our present business plan will require the commitment of substantial financial resources. The amount and timing of these costs will depend on a number of factors, some of which are beyond our control.

We expect to be subject to all of the risks associated with discovering, exploring and establishing new mineral prospects and projects before we can successfully transfer interests to third parties for development. These risks will include, among others, the availability of sufficient financial resources to bring the activities to a stage that we can monetize the new project; whether appropriate regulatory approvals and rights can be timely secured; timing and costs of the prospecting and exploration activities that will be necessary; the availability and costs of skilled labor and exploration equipment; the need to obtain in a timely manner additional governmental approvals and permits; potential opposition from non-governmental organizations, environmental groups or local groups wherever our exploration activities might be undertaken which could delay or prevent planned activities; and potential increases in operating costs due to changes in the cost of fuel, power, equipment, materials and supplies. Further, the costs, timing and complexities of prospecting and exploration are increased by the remote location of some of our planned projects. Accordingly, our exploration activities and plan to transfer future exploration prospects to third parties may not result in profitable operations and we may fail to successfully implement our business plan going forward.

The actual capital costs and mine operating costs that would be incurred in connection with opening the Nkamouna Project could be significantly higher than anticipated.

The Feasibility Study completed in April 2011 estimates construction costs and related expenses, contingency reserves and financing fees at approximately $800 million, which is significantly higher than was estimated in earlier studies. Estimated future operating expenses are also higher than estimates made in previous studies. These and similar cost and expense increases are beyond our control, and will require significantly more capital to bring the Nkamouna Project into production and could result in a decrease in the anticipated future return from operations. The actual capital costs and operating costs may be higher than we presently anticipate.

Our plan to change the focus of our business may not be successful. We may not be successful in monetizing our exploration prospects.

Our present plan is to liquidate some or all of our interest in the Nkamouna Project and to generate mineral exploration prospects suitable for transfer to others in the mineral development business. We presently hold interests in several exploratory prospects that must be advanced to a point that others would have an interest in acquiring them. We may be unable to sell our current prospects to third parties and we may be unsuccessful in generating other mineral prospects for such purposes. If we are unable to monetize prospects we would be unsuccessful in our plans for future business operations.

Market events and economic conditions may adversely affect our business and the mining industry.

International credit markets or Canadian, United States, Cameroon or global economic conditions, could, among other things, impede access to capital or increase the cost of capital, which would have an adverse effect on our ability to fund the working capital and other capital requirements of GeoCam or to sell some or all of our interest in the Nkamouna Project. Unprecedented disruptions in credit and financial markets in 2008 and 2009 had a significant material adverse impact on a number of financial institutions and limited access to capital and credit for many companies, particularly resource companies such as the Company. While these disruptions improved for a time, the global economy remains unpredictable, particularly due to the growing debt in the United States and the financial instability of certain European countries. Fluctuating prices for cobalt, nickel and manganese may have a significant adverse impact on our success in obtaining financing for the Nkamouna Project, or the sale of some or all of our interest in the Project. It is likely to be more difficult or more expensive for GeoCam to obtain capital and financing for construction and for operations, which could result in lower valuations for our interest in the Project. Access to capital and financing may not be available on terms acceptable to the Company or at all. Nkamouna Project development modifications may be necessary or desirable to secure lending commitments which would also delay the completion of any financing. All delays in completing financing for the Project will delay mine construction, anticipated production activities and future revenue.

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

The share prices of junior natural resource companies, including Geovic Mining, experienced large declines in value from 2008, stabilizing in 2010, and again declined in 2011 and 2012. Market forces are likely to make it difficult or impossible for the Company to raise equity capital except on terms which results in severe dilution to existing stockholders, or at all. Therefore, there can be no assurance that significant fluctuations in the trading price of the Company’s common stock will not continue, or that such fluctuations will not materially adversely impact the Company’s ability to raise equity.

General economic conditions may adversely affect our growth and profitability.

A worsened slowdown in the economy and other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, continued inflation, increases in fuel and energy costs, consumer debt levels, interest rates, and tax rates may adversely affect our growth and profitability. Specifically:

•	the global economic slowdown could impact the cost and availability of financing and our overall liquidity;

•	the volatility of commodity prices could impact our future revenues, profits, losses and cash flow and value of our interests in the Nkamouna Project and our other exploration prospects;

•	increasing energy prices, commodity and consumables prices and adverse currency exchange rates could impact production costs;

•	volatility of global stock markets could impact the valuation of our equity and other securities; and

•	increasing construction related costs could increase and adversely affect economics of the Nkamouna Project.

These factors, among others, could have a material adverse effect on our financial condition and results of operations.

GeoCam may fail to secure Nkamouna Project financing if lenders or their advisors conclude that the ore processing techniques considered in the Feasibility Study are too risky or are otherwise not feasible.

In response to observations that raised questions about the efficacy of a few aspects of planned ore processing considered in previous feasibility studies, beginning in 2010, we modified certain of the metallurgical processes planned to be utilized and decided that GeoCam will not refine final metal products from the Nkamouna Project ore at the project site. If potential lenders or strategic investors are not ultimately assured that the modified metallurgical processes will allow the processing facilities to operate successfully as designed, Nkamouna Project debt or other financing may be delayed until further enhancement testing is performed or funding could be unavailable altogether which could adversely affect the value of our interest in the Nkamouna Project.

If we lose key personnel or are unable to attract and retain additional experienced personnel, we may be unable to establish and develop our business.

Our development in the future will be highly dependent on the efforts of our key management employees, namely, Michael Mason, William A. Buckovic, Timothy D. Arnold, Gary Morris and Greg Hill, (currently Chief Executive Officer, Executive Vice President, Chief Operating Officer, Senior Vice President, and Chief Financial Officer, respectively), and other key employees that we or GeoCam may hire in the future. Loss of any of these executives could have a material adverse effect on our operations and future success. We do not have and currently have no plans to obtain key man insurance with respect to any of our key employees.

The other shareholders of GeoCam may fail to pay their share of future GeoCam capital.

Under the Shareholders Agreement, all GeoCam shareholders agreed to fund their proportionate share of capital and operating costs. However, it is possible that the minority shareholders will be unable or unwilling to provide their respective share of future GeoCam funding, and the business of GeoCam may be adversely affected.

Our lack of operating experience may cause difficulty in managing our business plans.

Geovic has owned a majority interest in GeoCam since its inception more than a decade ago. Geovic employees have managed the exploration of the GeoCam deposits and negotiated the terms of the required Cameroon government approvals and permits and financings we have completed. While we hold a significant interest in the Project, we will continue to provide many of such services to GeoCam. Managing GeoCam could require us to improve and expand our management and our operational and financial systems and controls. If our management is unable to manage the development of the Cameroon Properties effectively, our business and financial condition could be adversely affected.

GeoCam’s dependence on many outside service providers to place the Nkamouna Project into production may delay mine opening or operation.

GeoCam’s ability to place the Nkamouna Project into production will be dependent to a large part upon using the services of appropriately experienced employees, consultants and contractors and agreements with other major resource companies that can provide required expertise or equipment. Also, a significant local work force will be trained, few of whom currently have any related experience. GeoCam may not have available, or we may be unable to retain on satisfactory terms, the necessary expertise, equipment or local workers that would be needed to build the GeoCam facilities and place the Nkamouna Project into production, which could adversely affect the progress and value of the Project.

Development activities in Cameroon may not be commercially successful.

We currently have no producing properties. Substantial expenditures would be required to complete and begin to operate the Nkamouna Project, to construct facilities to implement the metallurgical processes to extract metal from the mined ore and to develop the mining and processing facilities and infrastructure at each deposit site chosen for mining. Future financing that would be required to commence mining operations may not available.

The prices of cobalt, nickel and manganese are subject to fluctuations which could adversely affect the realizable value of our assets, future results of operations and cash flow.

The principal assets are deposits of cobalt, nickel and manganese in the Nkamouna and in the other six deposits held by GeoCam. Our potential future cash flow is expected to be, in large part, derived from the outright sale or joint venture of some or all of our interest in these properties. The value of these deposits, and the value of any potential production therefrom, will vary in proportion to changes in cobalt, nickel and manganese prices. The prices of these commodities have fluctuated widely, peaked and declined significantly in 2008, partially recovered through 2010, and have been lower in 2011 and 2012. These commodity prices are affected by numerous factors beyond our control, including, but not limited to, available production from other mines, worldwide economic conditions, international economic and political trends, realized or expected levels of inflation, currency exchange fluctuations, central bank activities, interest rates, global or regional consumption patterns and speculative activities. The effect of these factors on the prices of cobalt, nickel and manganese and therefore the economic viability of the Nkamouna Project, cannot be accurately predicted. Significant future decreases of the cobalt price, and to a lesser extent, nickel and manganese, would adversely affect asset values, future cash flows, revenue and profits if the Nkamouna Project is placed into production.

GeoCam may not be able to produce and sell mineral products at profitable prices. GeoCam’s future operations are, therefore, more exposed to the impact of future decreases in commodity prices. Conversely, forward sales contracts would limit potential upside market swings. Such upside price swings could have a significant benefit to companies that take added market risk and sell produced mineral product on the open spot metals market. There are no central markets for the intermediate cobalt, nickel and manganese products GeoCam intends to produce and sell, and these products will likely be sold under metal sales agreements for process plant off-take with one or more companies. Prices under these agreements would be related to prevailing market prices at time of delivery. Selling intermediate products produced at mine site, while reducing process risk and required capital expense, will also likely result in lower operating profit and cash flow from the mining and processing operations. There may be reduced demand or no market for intermediate products that are expected to be produced at the Nkamouna Project site.

Mineral exploration and development are inherently hazardous and may not be insured or insurable.

Mineral exploration and development involves many risks and hazards that even a combination of experience, knowledge and careful evaluation may not be able to overcome. The business of mining is subject to certain types of risks and hazards, including reserve and resource estimates, processing risks, environmental hazards, metallurgical and process risks, industrial accidents, flooding, fire, metal theft, personal injuries, accidents, and periodic disruptions due to force majeure events and inclement weather. Workers are subject to risks associated with large mining equipment operations, slope instability, exposure to indigenous disease, steam and hazardous chemicals, as well as local social unrest. Disruption of exploration, development and production operations may occur. The hazards and risks normally incidental to exploration, development and production of minerals, may result in work stoppages, damage to property and possible environmental damage. The nature of these risks is such that liabilities might exceed any liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or, that we could elect not to insure Geovic Mining, GeoCam or our subsidiaries against such liabilities due to high premium costs or other reasons, in which event, we could incur significant costs that could have a material adverse effect on our financial condition.

The mineralized material and reserve estimates for the Nkamouna Project may be inaccurate which could adversely affect the estimated value of the Project.

There is a high degree of uncertainty attributable to the calculation of mineralized material and reserves and ore grades dedicated to future production because such estimates are expressions of judgment based on knowledge, experience and industry practice, and estimates of reserves may prove to have been inaccurate. Estimates which were valid when made may change significantly when new information becomes available. Accordingly, development and mining plans may have to be altered in a way that adversely affects the Project’s operation and profitability. There is a risk that full scale production activities may indicate technical and commercial shortcomings to whatever operating methodology is installed. Consequently, actual results may vary materially and adversely affect projected values given to reserves.

Until reserves are actually mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of reserves and ore may vary depending on metal prices and significant price decreases, such as those that have occurred recently, could substantially reduce estimated reserve quantities. Any material change in the quantity of reserves, grade or overburden stripping ratio or price of cobalt, nickel and manganese may affect the economic viability of the Nkamouna Project. In addition, metal recoveries obtained in pilot-scale tests may not be duplicated during production.

Conformance with GeoCam’s Biodiversity Management Plan (BMP) and Equator Principles could cause Project delays, impact mineralized material and reserve estimates and adversely affect the value of the Project.

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

An independent expert was engaged by GeoCam in mid-2011 as a part of GeoCam’s ongoing BMP implementation to determine whether or not endangered species and/or critical habitat may be affected by the Nkamouna Project. The advisor reported that great apes and other important fauna species use the area and that certain wetlands around a portion of the Mada area of the Project may represent higher value habitat. Subsequently, a panel of qualified independent experts reviewed the advisor’s work and recommended that additional studies be carried out to better enumerate animal presence and the importance of the habitat to the species before mitigation measures are applied. These additional studies could indicate that additional mitigation measures are required.

Any additional mitigation requirements could delay Project development and increase related costs. Also, areas included within the mine permit area could be withdrawn from future mine development activities as a means of offsetting adverse Project impacts. Such a decision could reduce our present reserves and mineralized material estimates and/or may result in other areas being withdrawn either within or outside of the Mining Concession. These risks also affect the value of our interest in the Project.

We face intense competition in the mining industry.

The mining industry in general and cobalt mining in particular, are intensely competitive in all phases. A significant number of new cobalt-producing projects have been announced in recent years and if placed in production, the resulting increased supplies of cobalt could adversely affect prices available for expected production at the Nkamouna Project. Competitors include large established mining companies with experience and expertise and with greater financial and technical resources, and as a result we may be unable to obtain financing, or sell mined and processed products on terms we consider acceptable. We compete with other mining companies in the recruitment and retention of qualified managerial and technical employees and in the raising of capital. If we are unable to raise sufficient capital, our exploration and development programs may be jeopardized or we may not be able to develop or operate our exploration projects. Also, the decision to produce and sell intermediate products is likely to reduce significantly the number of potential customers for the metals produced.

There presently is a lack of required infrastructure in Cameroon which could delay or prevent completion of GeoCam’s mine development activities or increase its operating costs.

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

GeoCam could be deemed to be noncompliant with terms or conditions of its Cameroon mining and other permits and authorizations. There may be challenges to title to other mineral properties that we currently control or which we may acquire in the future including claims and leases in the United States, New Caledonia, Papua New Guinea and other countries. Our exploration activities in these areas may not lead to other required permits from the government. If there are title defects with respect to any of our properties, we might be required to satisfy additional government requirements, compensate other persons or perhaps reduce our interest in the affected property or lose our interest completely. Also, in any such case, the investigation and resolution of title issues would divert our management’s time from ongoing exploration and development programs.

Our prospecting, exploration and development operations are subject to continuously evolving environmental regulations, which could result in incurrence of additional costs and operational delays.

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

The cost, timing and complexities of mine construction and development are increased by the remote location of the Cameroon Properties and our other mineral prospects in other foreign countries. It is common in new mining operations to experience unexpected problems and delays during construction, development, mine start-up and ramp-up to full commercial production. Also, ongoing cost and expense increases being faced throughout the mining and natural resources industries are beyond our control. Accordingly, our activities may not result in timely or profitable mining operations, and we may fail to successfully establish mining operations or profitably produce metals at any of our properties or arrange strategic partners for other exploration prospects. In addition, factors such as the progress of ongoing exploration and development, the results of consultants’ analysis and recommendations, the rate at which operating losses are incurred, and the Company’s acquisition of additional exploration properties will also impact the magnitude of the cost and timing of Company expenditures and our future profitability.

If GeoCam is unable to comply readily with present or future laws and regulations of the Republic of Cameroon, development activities could be delayed and the value of the Project could be adversely affected.

The planned future development of the GeoCam Properties requires permits from various Cameroon governing authorities. Future operations will be subject to a number of existing laws and regulations such as labor standards, environmental reclamation, land use and safety. GeoCam must receive a Land Lease for that portion of the mine permit area to be used for the Nkamouna Project. It must also obtain authorization to develop an on-site rock quarry if suitable aggregate is not purchased from external sources. These and other permits required to construct and operate a mining and processing facility may contain terms and conditions that are difficult or expensive to meet. Such laws and regulations may adversely affect the profitability of GeoCam’s operations and the potential value of our interest in the Nkamouna Project.

Political unrest or changes in Cameroon or nearby countries could interfere with GeoCam mining rights and development or financing activities.

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

The FCPA prohibits payments of, promises to pay, or authorizations to pay, money, gifts or anything of value to officials of foreign governments, in order to “obtain or retain” business. Payments or gifts to a third party, such as an agent or sales representative, while knowing (or having reason to know) that all or part of the money or gift will be offered or given to such an official, are also prohibited. If employees violate the FCPA, the violation creates severe potential criminal and civil liability for themselves and the affiliated U.S. company. The types of conduct prohibited by the FCPA are not always clear. As a result, caution is required when doing business through foreign consultants, commercial representatives or agents, or with businesses that are owned, in whole or in part, by foreign governments or that have personal or family ties to government officials. We do not oversee the day-to-day operations of employees or representatives of GeoCam. Although we emphasize compliance with the FCPA to all our employees and representatives and those of GeoCam, there remains a risk of violation in Cameroon or in the other countries where we may have operations.

We may fail to maintain the adequacy of internal control over financial reporting as required by the Sarbanes-Oxley Act.

Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) requires an annual report by management of the effectiveness of the Company’s disclosure controls and procedures and its internal control over financial reporting. Our management evaluated our disclosure controls and procedures and our internal controls over financial reporting as of December 31, 2012 and concluded that disclosure controls and procedures were effective and that internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with US GAAP.

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

Risks related to ownership of our stock

The market price of our common stock may be adversely affected by market volatility due in part to the current instability in the financial markets.

Our common stock price trading prices have decreased significantly since 2007. We cannot predict if or when current adverse economic conditions will be resolved or what the affect such instability may be on the price of our common stock.

Conditions beyond our control may cause wide price fluctuations in the market price of our common stock.

The market price of our common stock may be subject to wide fluctuations in response to many factors, including worldwide economic conditions and commodities prices, variations in our operating results, divergence in financial results from investors’ expectations, changes in performance estimates, changes in our business prospects, changes in mineral reserve or resource estimates, results of exploration, changes in results of mining operations, legislative changes, our liquidity and whether we are able to achieve financing for the Nkamouna Project and other events and factors outside our control.

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

Our Board of Directors determines whether to pay cash dividends on our issued and outstanding shares. The declaration of dividends would depend upon our future earnings, our capital requirements, our financial condition and other relevant factors. We have never paid dividends and may not pay dividends in the future.

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

Description of Mineral Projects

THE NKAMOUNA PROJECT

Geovic’s 60.5% owned subsidiary Geovic Cameroon PLC (GeoCam) received and published the Nkamouna Co-Ni-Mn Project Feasibility Study authored by Lycopodium Minerals Pty Ltd (Lycopodium) with contributions by SRK Consulting (U.S.), Inc. (SRK), Knight Piésold and Co. (Knight Piésold) and GeoCam (the “Feasibility Study”) in April 2011. Geovic then engaged SRK to prepare a Technical Report (the “2011 Technical Report”) for the Nkamouna and Mada Deposits (or the “Project”) to meet the requirements of Canadian National Instrument 43-101 (NI 43-101) and for the further development and advancement of the Project. The information below is summarized from the Feasibility Study and the 2011 Technical Report and is compliant with SEC Industry Guide 7. Jeffrey Volk, CPG, FAusIMM, MSc and Bret Swanson, BE Mining, MAusIMM, both of SRK and Brett Malcolm Crossley, BAS (Chemistry), MAusIMM, of Lycopodium served as Qualified Persons for the 2011 Technical Report.

Property Description and Location

The Nkamouna and Mada deposits are located in southeastern Cameroon (Figure 1.), approximately 640 road kilometers east of the port city of Douala and 400 road kilometers east of the capital of Yaoundé, in the Haut Nyong Division, East Province. The deposits are adjacent to improved roads that have been constructed to provide access.

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

The Nkamouna Cobalt-Nickel-Manganese Project includes mining the Nkamouna and Mada deposits utilizing open-cut mining methods, physical upgrading and hydrometallurgical processing and associated Project infrastructure at the Project site. GeoCam holds the Mining Permit. Most of the Mining Permit lands are zoned “mineral exclusive” lands, and assign exclusive rights to the cobalt, nickel and related materials within the Mining Permit to GeoCam.

Africa
International Boundary
Road
River
National Capital
City or Town
MAURITANIA
MALI
ALGERIA
LIBYA
EGYPT
NIGER
CHAD
SUDAN
ETHIOPIA
SOMALIA
KENYA
TANZANIA
ANGOLA
ZAMBIA
NAMIBIA
BOTSWANA
SOUTH AFRICA
MADAGASCAR
SAUDI ARABIA
YEMEN
TURKEY
IRAN
Atlantic Ocean
Indian Ocean

Cameroon
International boundary
Province boundary
National capital
Province capital
Railroad
Road
NIGERIA
CHAD
N'Djamena
EXTREME-NORD
NORD
ADAMAOUA
NORD-OUEST
OUEST
SUD-OUEST
LITTORAL
CENTRE
EST
SUD
Yaoundé
CENTRAL AFRICAN REPUBLIC
REPUBLIC OF THE CONGO
GABON
EQUATORIAL GUINEA
Malabo
Bight of Biafra
Nkamouna Cobalt Project

Geovic Cameroon PLC

Scale:	NTS
Date:	26 Feb. 2010
Dwg:	1 General Loc

Figure 1: General Location Map for the Nkamouna Project

E 13°30'
E 14°
N 3°30'
N 3°
Rapodjombo
Mada
Nkamouna
North Mang
South Mang
Messea
Kondong
EDJE RIVER
NDU RIVER
DJA RIVER
Kongo
Lomie
Echiambor
Messok
Mining Permit Boundary
Douala
Yaounde
Detail
CAMEROON
N
Kilometers
0
10
20

Geovic Cameroon PLC
743 Horizon Court, Suite 300A
Grand Junction, CO 81506 USA
Office 970.256.6681 Fax 970.256.9241
www.geovic.net TSX; GMC

Figure 2
Location of Mineralized Laterites
Mining Permit Boundary

Scale:	NTS
Date:	17 March 2010
Dwg:	Fig2 Min-Lat

Figure 2: Location of Mine Permit Boundary

Environmental and Social Initiatives

GeoCam has integrated anticipatory engineering and mitigation strategies with respect to social and environmental programs since beginning the exploration phase of the Project. Mining and production related facilities are planned to use industry proven and/or laboratory-demonstrated technologies that are considered industry best practices. Also, international requirements such as Equator Principles and International Finance Corporation (IFC) Performance Standards have guided the preparation of the Environmental and Social Assessment (ESA), and activities undertaken to preserve the health and safety of the workforce and local communities.

The following are the main potential environmental impacts of the Project:

•	Loss of natural flora and fauna habitats due to land clearance for mining activities and the construction of processing facilities and support infrastructure for the operations;

•	Alteration of land topography and form due to mining exploitation;

•	Increase in soil erosion due to soil grading and the construction of Project facilities;

•	Increase in metal and/or dissolved solid load in surface and ground water due to unexpected releases of process solutions or soil erosion;

•	Increase of illegal hunting activities due to population influx;

•	Dissemination of dust in the air due to intensive traffic of vehicles; and

•	Increase in job opportunities for local residents.

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

(1)

Reflects weighted averages of estimates prepared by SRK that were included in the 2011 Technical Report and the Feasibility Study. Those estimates included, for the Nkamouna deposits: 80,723 thousand tonnes of ore (including the reserves described below), cobalt 0.23%, Nickel 0.67% and manganese 1.25%. For the Mada deposits, the estimates were: 39,876 thousand tonnes of ore (also including the reserves below), cobalt 0.23%, nickel 0.59% and manganese 1.43%. These estimates have been rounded to reflect the relative accuracy of the estimates.

(2)

Reported at cut-off grades of 0.12% and 0.23% cobalt contained in ferralite and breccia, respectively. Estimated reserves for the Nkamouna Project set forth below are exclusive of in the mineralized material set forth in the above table.

Mine Plan

The mine plan for the Nkamouna Project targets surface mining and physical upgrading at a rate of approximately 10,000 to 20,000 tons per day using small excavators and articulated dump trucks. The ore will be transported from the pit face to run-of-mine stockpiles located near the Nkamouna plant site, the southern extent of Mada and an emergency stockpile between the two. From the stockpiles, the ore will be blended to the desired feed grade and transported to a physical upgrade (PUG) plant using front-end loaders and haul trucks. Waste will be removed using bulldozers and side casting of rehandle with long boom excavators.

Reserves

The proven and probable reserves for the Nkamouna Project are summarized in Table 2.

Table 2

Nkamouna and Mada Reserves (as of December 31, 2010)(1)

	Ore Tonnes (kt)(1)	Co Grade(4) (%)	Mn Grade(4) (%)	Ni Grade(4) (%)
Total Proven and Probable	68,132(2)(3)(5)	0.26	1.48	0.66

(1)

Reflects estimates prepared by SRK and included in the 2011 Technical Reports and Feasibility Study. These estimates included, for ferralite ore: 57,097 thousand tonnes of ore, cobalt 0.23%, nickel 0.69% and manganese 1.30%; and for breccia ore: 11,035 thousand tonnes of ore, cobalt 0.42%, nickel 0.54% and manganese 2.37%.

(2)

Reserves are based on an assumed cobalt price of US$57,761/ton (US$26.20/lb), nickel price of US$19,208/ton (US$8.713/lb) and a manganese carbonate price of US$1,360/ton (US$0.544/lb). Cobalt and nickel prices reflect the three-year average prices for the period ending December 31, 2010, the last date used in the Feasibility Study. Manganese carbonate prices were assumed at 40% of the US$3,000/ton price for manganese in 2010. The three year average year-end prices as of December 31, 2012 were: cobalt $15.45/lb, nickel $7.94/lb. Full mining recovery is assumed. Mine reserves are not diluted. These estimates have been rounded to reflect the relative accuracy of the estimates.

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

Process and Plant

The process plant is designed to consist of two process circuits, namely the physical upgrade (PUG) circuit, more commonly known as a wash plant, and the leach and recovery circuit.

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

Leach and Recovery Circuit

The objective of the leach and recovery circuit will be to recover cobalt and nickel as a mixed sulfide product and manganese as a manganese carbonate product from the PUG concentrate. The objective of each of the individual sub-circuits within the planned leach and recovery circuit is presented in the table below.

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
Manganese carbonate precipitation - 1

To precipitate 95% of the leached manganese as manganese carbonate

To remove the precipitated manganese carbonate product from the solution

To filter and wash and package the manganese carbonate product

Manganese carbonate precipitation - 2	To precipitate the remaining 5% of the leached manganese as manganese carbonate To remove the precipitated manganese carbonate product from the solution To filter the manganese carbonate precipitate

Tailings Storage Facilities

The Tailings Storage Facilities (TSFs) are planned to provide separate storage for PUG tailings and CCD tailings. The TSFs will be built within the Napene Creek drainage basin and immediately to its north. Stored tailings will essentially fill the upper end of the Napene Creek basin. The location reduces offsite run-on to the facilities thus limiting the need to handle excess waters over the Project.

Feasibility Study

The Feasibility Study was initiated in early 2010 and completed and accepted in April 2011 for a total cost in excess of $10.7 million paid to the report preparer, Lycopodium, and a number of other contractors and consultants associated with its completion. Among other conclusions, the Feasibility Study found that the Nkamouna Project was feasible with an estimated net present value at an 8% discount rate of approximately $669 million ($405 million net to Geovic’s 60.5% interest) over a 23 year Project life, on total free cash flow (before debt service) of $2.1 billion during that period. These estimates were made using three year average prices as of December 31, 2010 for cobalt and nickel and current market prices as of that date for manganese carbonate. The Feasibility Study also estimated initial capital and start-up expenditures of approximately $617 million (including 10% contingency).

Markets and Metal Prices

Cobalt is a metal used in many diverse industrial and military applications with the leading uses in chemicals for rechargeable batteries (approximately 38 percent), and super-alloys (approximately 20 percent), principally for gas turbine engines. Cobalt is also used to make specialty magnets (5 percent); other alloys used for binding material and wear resistance (10 percent); catalysts for the petroleum and chemical industries (9 percent); drying agents for paints, varnishes, and inks and adhesives for radial tires (3 percent); porcelain enamels, ceramics, dyes and pigments (8 percent); and other uses (7 percent).

Cobalt prices are published by Metal Bulletin (www.metalbulletin.com). Commencing February 22, 2010, cobalt began trading on the London Metal Exchange (LME); however prices below are based on Metal Bulletin quotations, which reflect greater trading volume. Nickel is a principal metal also traded on the LME and has total price transparency. Prices are quoted on the LME (www.lme.com) for 99.8 percent US Spot cathode nickel and cobalt. The Nkamouna Project is planned to produce a cobalt-nickel mixed sulfide product and a magnesium carbonate product. Both products would likely be sold for the commodity content at prices slightly less than the pure metal.

The following table reflects the reported annual spot prices for high-grade cobalt and nickel as reported by Metal Bulletin for Cobalt and London Metals Exchange for nickel for each of the last five years and for cobalt in 2012, and the last reported prices for 2012.

	Year end	Average Annual Prices
	2012	2012	2011	2010	2009	2008
Price per pound cobalt	$10.65	$13.83	$17.47	$21.32	$17.88	$39.41
Price per pound nickel	$7.75	$7.86	$10.38	$9.89	$6.64	$9.57

Other Mineral Properties

We are also engaged in the strategic acquisition, exploration and development of other mineral properties to diversify our portfolio of mineral exploration and development opportunities. The Company has discovered mineralization on other mineral properties in the United States and on lands in several countries located in the Asia-Pacific region.

New Caledonia Properties

In 2009 we formed a subsidiary in New Caledonia, a French overseas island (collectivity) northeast of Australia in the South Pacific, to explore for chromite. Once prospecting licenses were issued, we applied for, and in early 2011 were awarded, 31 exploration licenses covering 100 square kilometers including the large historic resource identified by Unocal (Union Oil Company) in the mid 1980s. Figure 3 shows the location of these licensed areas, with the highlighted areas indicating our estimates of extent of ultramafic material that could be considered a source rock for the chromite.

Figure 3 New Caledonia Exploration Licenses

Environmental baseline studies were conducted within each license area. An initial program commenced in the second half of 2012 with geo-physical and auger drilling program. These activities have been ongoing over most of the 31 license areas. Since that time we have completed 554 holes on 12 of the 31 license areas, and are actively carrying out additional exploration activities on the remaining license areas.

The chromite prospects of interest to Geovic occur in unconsolidated coastal sand deposits where chromite has been separated from ultramafic host rock, and concentrated with other heavy minerals by river and wave action. This has resulted in well-sorted deposits occurring as dark bands of heavy mineral sand up to several meters thick near the mouths of large river systems and along nearby beaches and back-beach areas. Based on preliminary testing of samples collected, we believe that the chromite sands can be readily separated from the rest of the heavy mineral sand.

As of December 31, 2012 we hold exploration licenses covering 100 square kilometers.

Arizona Properties

Geovic conducted a surficial sampling survey from 2009 through 2012 within state mining leases and federal mining claims we hold in the Whetstone Mountains in southeastern Arizona. During the sampling program, Geovic discovered surface gold mineralization discontinuously along a nine-mile trend, in what appears to be a hot springs, quartz-hosted, micro-fine gold mineralization in a series of low-angle detachment faults. Such settings are often sites for hosting shallow, bulk-tonnage disseminated gold deposits.

The gold identified to date is recognized as a high level, low temperature gold-arsenic-antimony-mercury assemblage of near surface emplacement. The mineralization is closely associated with extensive silica flooding, brecciation and veining that replace host sediments, volcanics, and older basement rocks. We initiated exploration drilling, added permitting and leasing of an additional 30 square miles of land in 2012 and early 2013. Figure 4 shows an outline of these areas. We expect to continue with further exploration drilling of these areas in 2013.

N
W
E
S
RINCON
MOUNTAINS
TUCSON 32 MILES
INTERSTATE 10
WHETSTONE
MOUNTAINS
0
5,000'
10,000'
15,000'

Figure 4. Outline of Arizona Prospect Area

As of December 31, 2012 we hold the following undeveloped interest in the properties in Arizona:

Undeveloped Arizona Prospects

Whetstone Project

	Number	Gross and Net Acres
State Mineral Exploration Permits	81	45,036

New Mexico Prospect

In late 2010 the Company discovered zirconium and other related advanced metals and rare earth elements in southeast New Mexico. Later in 2011 and early 2012 the Company carried out a limited subsurface drill program. Based on drilling results and subsequent preliminary metallurgical testing we have applied to permit 7 new drill locations, totaling about 42 drill holes on this property.

The property is located near the Texas – New Mexico border about 90 miles northeast of El Paso, Texas close to well established infrastructure and natural gas. The advanced metal suite may include zirconium-hafnium; tantalum-tin-niobium; and rare earth elements. Detailed surface geologic mapping and sampling have confirmed the geological potential of the higher grade resource areas and limited low-impact exploratory drilling has been carried out to further assess that potential. Some of the mining claims are in an area designated by the BLM as an “Area of Critical Environmental Concern.” Our exploration or development of this mineralization could be restricted by these or other environmental concerns.

Figure 5. New Mexico Properties

As of March 1, 2013 we hold undeveloped interests in the following mining claims in New Mexico:

Undeveloped New Mexico Prospects

Cornudas Project

	Number of Federal Claims-BLM	Gross and Net Acres
Mining Claims-Undeveloped	187	3,864

Colorado/Wyoming Properties

We hold fee mineral leases over known uranium deposits in the Denver-Cheyenne Basin of northeastern Colorado and southeastern Wyoming. These mineral leases cover acreage believed to host historical uranium deposits at depths ranging from 120 feet to 800 feet below the surface. These deposits were discovered by other energy companies in the 1970s and 1980s, including AMAX, Rocky Mountain Energy, Westinghouse, PowerCo, Resource Associates of Alaska and Unocal to name a few. Through the leases it now holds, Geovic has control over certain historically identified mineralized areas within eastern Weld County, Colorado and Goshen County, Wyoming through its wholly-owned subsidiary Geovic Energy.

As of March 1, 2013 we hold undeveloped interests in the following properties in Colorado and Wyoming:

Undeveloped Uranium Prospects

Denver-Cheyenne Basin

	Number of Federal Claim-BLM	Number of Leases	Gross Acres	Net Acres	County
Mineral Exploration Permits and Leases	22		12,240	12,240	Weld County, CO
Mineral Fee Leases		121	57,508	16,557	Weld County, CO
Mineral Fee Leases		85	95,227	46,940	Goshen County, WY
Federal Mining Claims	15		310	310	Goshen County, WY

We are holding these properties and not carrying out any exploration at this time and are awaiting improved market conditions.

California Properties

In 2011 we staked claims in an area where surveys showed potential for recoverable yttrium and associated rare earth elements. The occurrences are located south of Twentynine Palms California.

Undeveloped California Prospects

Music Valley Project

	Number of Federal Claim-BLM	Gross and Net Acres
Mining Claims-Undeveloped	10	207

Papua New Guinea

In March 2012 the Company was notified by the Mineral Resources Authority of the government of Papua New Guinea that the Company has been awarded a two-year exploration license pursuant to applications filed by the Company in 2011. Our prospecting activities in the license indicated possible deposits of advanced and specialty metals, gold, chromium and related valuable heavy minerals. The license area covers 277 square miles and is centered about 45 miles south of Lae PNG. Figure 6 shows an outline of these areas.

Figure 6. Papua New Guinea Properties

ITEM 3.	LEGAL PROCEEDINGS

In November 2009, five management level consultants or employees of GeoCam filed litigation in Cameroon, claiming approximately $2.2 million as compensation and damages as a result of termination of their services by GeoCam in connection with a reduction in workforce in February and March 2009. In April 2010 the litigation was dismissed. In July 2010 the litigation was brought by four of the claimants before one other jurisdiction and by the fifth claimant in a separate jurisdiction. On June 3, 2011, the High Court of Abong-Mbang, the court before which four of the matters were pending entered judgments in favor of the four claimants totaling CFA 780,339,500 (approximately $1.6 million at December 31, 2012). On November 14, 2011, the High Court of Mfoundi, Yaoundé, the court before which the fifth matter was pending entered a judgment in favor of the claimant totaling CFA 118,804,219 (approximately $0.2 million at December 31, 2012). GeoCam appealed all five matters to the next highest appellate court in Cameroon, the Court of Appeal of the East Region at Bertoua as to the four claimants and the Court of Appeal of the Center Region at Yaoundé as to the fifth matter.

The Court of Appeal before which the fifth matter was pending authorized CFA 51,851,813 (approximately $0.1 million at December 31, 2012) of GeoCam funds to be attached for the benefit of the claimant in the second quarter of 2012, and placed in a restricted account at GeoCam’s bank pending resolution of the case. GeoCam has sought unsuccessfully to have this restriction lifted. The appeal of this case has not been decided by the court as of the date this report is filed.

The Court of Appeal before which the other four appeals were pending made awards favoring the four claimants totaling CFA 125,062,887 (approximately $0.3 million at December 31, 2012) in the fourth quarter of 2012. GeoCam has filed appeals in all four matters which stayed enforcement of the judgments pending resolution of the appeals. This Court of Appeal also authorized CFA 108,949,204 (approximately $0.2 million at December 31, 2012) in GeoCam funds to be attached for the benefit of the claimants and placed in a restricted account at GeoCam’s bank pending final resolution of the appeals. This court has thus far denied GeoCam’s request to lift the restriction on the funds.

These restricted funds for all five claimants totaling approximately $0.3 million are included as restricted cash on our consolidated balance sheets. The Company believes all contractual and other obligations to the five individual claimants were satisfied and that all five of the appeals will ultimately be resolved favorably to GeoCam. Given the judgments, we believe it could be deemed probable that the outcome will be unfavorable to GeoCam and, therefore, GeoCam accrued approximately $0.3 million for the matters as of December 31, 2012 in our consolidated financial statements. It is reasonably possible that an additional amount up to approximately $0.2 million could be awarded to the claimants in these matters.

Executive Officers

The following table sets forth certain information, as of March 20, 2013, with respect to our executive officers.

Name	Age	Position
Michael T. Mason(1)	68	Chairman, Chief Executive Officer

William A. Buckovic(2)	63	Director, Executive Vice President, President of Geovic Ltd.

Timothy D. Arnold(3)	56	Executive Vice President, Chief Operating Officer; Acting General Manager of Geovic Cameroon PLC

Greg C. Hill(4)	63	Executive Vice President, Chief Financial Officer

Gary R. Morris(5)	68	Senior Vice President, President of Geovic Mineral Sands

Alan W. Peryam(6)	67	Senior Vice President, General Counsel

Shelia I. Short(7)	61	Corporate Secretary

(1)

Mr. Michael Mason has been Chief Executive Officer since January 21, 2011 and Chairman of the Board of Directors since February 14, 2012. He has been Managing Partner and owner of Mineral Services, LLC, a metals marketing consulting firm, from 1996 to the present. Mr. Mason was a Director of ECU Silver Mining Inc. from April 2001 until its merger with Golden Minerals Corp. in August 2011, and has been a director of Golden Minerals Corp. since that time. Before Mr. Mason became an employee of the Company, Mineral Services was engaged as a part-time consulting firm for the Company.

(2)

Mr. Buckovic is the founder and was President of Geovic Ltd. from 1994 until 2009, and presently is Executive Vice President of the Company and Geovic Ltd. He became President of the Company upon completion of the RTO in December 2006, and Executive Vice President in 2009. Mr. Buckovic has been active for over 40 years in the mineral exploration and development business, including the discovery of several major mineral deposits.

(3)

Mr. Arnold has been Chief Operating Officer since January 21, 2011. He was Manager of the Mt. Hope and Liberty molybdenum projects for General Moly Inc. in Eureka Nevada from 2008 until joining the Company. Between 2001 and 2008, He was Vice President and General Manager for Coeur d’Alene Mines at its Kensington Mine (Coeur Alaska Inc.) and Rochester Mine (Coeur Rochester, Inc.).

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

(7)	Ms. Short has been Corporate Secretary since December 1, 2006 and Executive Assistant and Secretary of Geovic, Ltd. since July 2000.

ITEM 4.	MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended December 31, 2012, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

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

		OTC-BB (US$)		Toronto Stock Exchange (CDN$)
		High	Low	High	Low
2013	1st quarter (through March 20, 2013)	0.11	0.05	0.110	0.050

2012	4th quarter	0.13	0.07	0.120	0.070
	3rd quarter	0.12	0.08	0.125	0.085
	2nd quarter	0.13	0.07	0.130	0.075
	1st quarter	0.20	0.13	0.200	0.140

2011	4th quarter	0.32	0.15	0.320	0.145
	3rd quarter	0.41	0.20	0.375	0.210
	2nd quarter	0.73	0.31	0.690	0.310
	1st quarter	0.74	0.42	0.750	0.420

On March 20, 2013, the last reported sale price of our Common Stock on the OTC-BB was $0.06 and on the TSX was Cdn $0.055. As of March 20, 2013, there were 106,639,602 shares issued and outstanding, and we had approximately 397 registered stockholders of record.

Dividends

We have never paid dividends. While any future dividends will be determined by our Board of Directors after consideration of earnings, financial condition and other relevant factors, it is currently expected that any available cash resources will be utilized in connection with our ongoing business operations.

Transfer Agent for Shares

The registrar and transfer agent for the Company’s Common Stock is Computershare Trust Company Inc., 250 Royall Street, Canton, Massachusetts 02021 and Computershare Trust Company of Canada, 100 University Avenue, 9th Floor, Toronto, Ontario, Canada MSJ 2Y1 is co-transfer agent.

ITEM 6.	SELECTED FINANCIAL DATA

Set forth below is selected consolidated financial information for each of the five years ended December 31, 2008 through 2012. We selected the balance sheet data and statement of operations information for the five years from our audited financial statements.

You should read the information presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes included elsewhere in this Report.

Selected Financial Data

(in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations Data
Exploration costs	$4,823	$10,894	$16,299	$10,966	$27,464
General and administrative	6,771	7,154	7,798	8,236	6,382
Stock based compensation	111	729	784	972	2,466
Change in fair value of warrants	—	(129)	(662)	116	—
Interest and bank charges	18	37	60	55	152
Depreciation	878	936	895	734	244
Mineral property impairment	—	—	—	—	3,244
Interest income	(8)	(57)	(6)	(112)	(1,132)
Other income	(817)	(864)	—	—	—
Income tax expense (benefit)	—	—	—	(75)	(436)
Consolidated net loss	(12,041)	(18,767)	(25,168)	(20,892)	(38,384)
Net loss attributed to noncontrolling interest	(1,253)	(3,949)	(6,884)	(4,601)	(11,501)
Net loss attributed to Geovic stockholders	(10,788)	(14,818)	(18,284)	(16,291)	(26,883)
Weighted average outstanding shares	106,604	104,964	103,829	103,016	102,399
Loss per share	(0.10)	(0.14)	(0.18)	(0.16)	(0.26)

Balance sheet data (end of period):
Cash and cash equivalents	4,259	15,554	32,383	49,153	64,184
Total assets	7,841	19,860	36,942	54,129	70,524
Total liabilities	1,843	2,248	4,668	5,224	6,351
Controlling stockholders’ equity	(2,975)	7,666	21,617	39,040	55,029

Summary of Quarterly Results

The table below sets forth quarterly results for the eight quarters ending December 31, 2012:

	2012				2011
	Fourth	Third	Second	First	Fourth	Third	Second	First
Exploration costs	$1,288	$1,205	$1,179	$1,151	$2,401	$2,878	$2,925	$2,690
General and administrative	1,411	1,635	1,644	2,081	1,613	1,830	1,887	1,824
Stock based compensation	17	19	22	53	(18)	174	177	396
Change in fair value of warrants	—	—	—	—	—	—	(2)	(127)
Interest and bank charges	2	4	6	6	7	8	9	13
Depreciation	206	221	223	228	233	233	248	222
Interest income	—	—	(4)	(4)	(9)	(20)	(18)	(10)
Income tax expense (benefit)	—	—	—	—	—	—	—	—
Net loss attributed to noncontrolling interest	(377)	(330)	(255)	(291	(842)	(897)	(1,131)	(1,079)
Net loss attributed to Geovic stockholders	(2,427)	(2,837)	(2,541)	(2,983)	(2,853)	(3,868)	(4,093)	(4,004)
Loss per share	(0.02)	(0.03)	(0.02)	(0.03)	(0.03)	(0.04)	(0.04)	(0.04)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an analysis of our capital resources and liquidity at year end 2012, and financial results for the years ended December 31, 2012 and 2011 compared to previous years. All amounts are presented in United States dollars unless indicated otherwise. Reference should also be made to the financial statements and related notes and other information appearing elsewhere in this report, and the Company’s other disclosure materials filed from time to time on www.sec.gov or the Company’s website at www.geovic.net. As used in this report, unless the context otherwise indicates, references to “we”, “our”, “ours” and “us” refer to Geovic Mining Corp. and its subsidiaries collectively.

Business

We are engaged in the business of identifying, exploring and initially developing mineral exploration prospects. Our primary asset is a cobalt, nickel, and manganese mining project in Cameroon held by GeoCam, our majority-owned (60.5%) subsidiary incorporated under the laws of the Republic of Cameroon. We also explore for exploitable deposits of other minerals. We hold the following early stage exploration prospects: exploration licenses in New Caledonia (chromite); state exploration permits in Arizona (gold); mineral leases and mining claims in Colorado and Wyoming (uranium); mining claims in New Mexico and California (rare earth and other specialty metals); and an exploration license in Papua New Guinea (advanced and specialty metals).

Our future success will be largely dependent on our ability to arrange a strategic investment in the Nkamouna Project which could involve the sale of some or all of our interest in the Project. We do not have available financial resources necessary to construct and open the Nkamouna Project. We are actively seeking third party sources of funding and potential purchasers of our interest in the Project. A feasibility study for the Nkamouna Project was completed in April 2011, which estimated approximately $617 million of initial capital costs, including contingencies, to construct and start-up the Nkamouna Project. The GeoCam financial advisor estimated that the total of capital, financing, working capital, contingency and start-up costs would be approximately $698 million, based on estimates included in the feasibility study. Additionally, cost overrun requirements of lenders to the Nkamouna Project were projected to be approximately $100 million.

Since the feasibility study was completed, we have devoted most of our efforts to seeking and evaluating a means to finance the Nkamouna Project. We have considered many possible alternatives, including joint ventures or similar arrangements, which may include a sale of a significant portion or all of our interest in the Nkamouna Project to strategic investors who could assist in financing and would have an interest in purchasing the cobalt, nickel and manganese products produced from the Nkamouna Project. Beyond the Nkamouna Project financing we would also face other significant issues affecting development and operation of the Nkamouna Project. These include operating the Nkamouna Project through GeoCam as an autonomous Cameroonian entity, and GeoCam’s ability to recruit, train and retain a team of qualified mining professionals and a stable local workforce to manage the development, construction and operation of the Nkamouna Project in a relatively undeveloped, remote area in Cameroon.

During 2012 we have been seeking to 1) realize value for the Cameroonian assets and 2) shift the Company’s focus to a prospect generation and strategic investment business model. Since our position in GeoCam will likely be significantly diminished or completely eliminated through strategic investment upon completion of a financing transaction, the future direction for the Company will be to identify new exploration prospects, minimally develop and prioritize existing and new prospects, and sell or joint venture further exploration and development of those prospects to others. The Company expects to take prospects to a level where they can be timely monetized through strategic investments by others who have the resources and staying ability to complete advanced exploration, permitting and development.

We are the majority shareholder of GeoCam. Under the Shareholder Agreement, GeoCam is operated as an autonomous entity and governed by a Board of Directors to which we select three of the five directors and two directors are selected by the other shareholders. A strategic investment would necessitate agreement among Geovic, SNI, and the new investors, and approval by the GeoCam Board of Directors. While we represent the majority of Directors on the GeoCam Board, we generally have not taken major strategic actions or decisions without general concurrence by the other shareholders who are collectively represented by SNI. We view a good working relationship with the other shareholders of GeoCam as important to the future success of the Nkamouna Project.

Capital Resources and Liquidity

Our cash resources and ability to monetize one or more of our exploration prospects, including the Nkamouna Project, will be critical to our future financial condition. Since the completion of the feasibility study in April 2011, spending activity for the Nkamouna Project has mainly been limited to securing the Nkamouna Project site and protecting assets, continuing environmental monitoring and community development programs, and assisting potential strategic investors with their due diligence activities. We plan to continue this approach until we are reasonably satisfied that an appropriate strategic transaction for the Nkamouna Project can be completed or the Project is put on “care and maintenance” basis.

At December 31, 2012 we had approximately $4.3 million of unrestricted cash and cash equivalents on a consolidated basis compared to $15.6 million at December 31, 2011 and $7.0 million at September 30, 2012, a decrease of approximately $11.3 million during the year, which included approximately $2.7 million during the fourth quarter. Our cash is invested in U.S. dollar deposits and highly liquid money market funds and in the Cameroon branch of a large international bank.

Our plan for the Nkamouna Project before early 2012 had been to attempt to finance the capital costs, startup expenses and financing costs of the Project using a combination of debt secured by the project and owners’ equity. In conventional project debt financing, GeoCam would be required to furnish, as equity, more than 40% of the total estimated capital and financing costs and expenses for the Nkamouna Project as a condition to securing loans for the balance of such costs and expenses. Based on the estimated capital and start-up costs of the Nkamouna Project, GeoCam’s financial advisor estimated that our share of GeoCam equity to complete such debt financing for the Nkamouna Project would be approximately $225 million, which reflects the amount of equity capital we would be required to contribute to GeoCam as a condition to conventional debt financing. We do not have sufficient capital resources available to meet that estimated equity requirement. Our ability to raise additional capital for this purpose would depend on a number of factors, which are partly or wholly outside of our control, including the state of worldwide financial, commodity and other markets, the market trading price of our common stock and demand for future access to the cobalt resources in the Nkamouna Project.

During 2012 we continued meetings with various large international businesses with respect to investment in the Nkamouna Project or the potential purchase of future off-take from the Project. The Company and the other GeoCam shareholders discussed possible strategic investment arrangements with several companies. In the latter part of 2012 these discussions focused on one potential purchaser. These discussions are continuing and we hope will lead to a transaction under which the strategic investor would acquire most or all of our interest in GeoCam or in the Nkamouna Project directly, and would assist GeoCam to raise the additional required funding to construct the Nkamouna Project with the investor gaining preferred access to future Nkamouna Project off-take. Any cash paid by the strategic investor for part or all of our interest could be available to fund all or a portion of our remaining project equity requirements, if any, and for other corporate purposes. Under such an arrangement our interest in the Nkamouna Project could be reduced significantly or eliminated. We may consider putting the Nkamouna Project on a “care and maintenance” status later in 2013 if we have been unable to finalize and close an acceptable strategic investment arrangement.

If we are successful in selling some or all of our interest in the Nkamouna Project to a third party, our future requirement to fund GeoCam and Project construction would be reduced or eliminated and our opportunity to realize future revenue from the Nkamouna Project would also be reduced or eliminated. Some or all of the proceeds from such a sale could be available for other corporate purposes. We believe that our cash resources will satisfy our capital and liquidity requirements for Company expenses through the second quarter of 2013, depending on GeoCam’s level of activity. GeoCam’s ongoing cash expenditures are presently expected to total approximately $1.3 million for the first half of 2013, for which Geovic is responsible to fund 60.5%. However, we may not be successful in completing such a sale on a timely basis, or in entering into sale or joint venture transactions involving our other exploration prospects on acceptable terms. Further, possible transactions to raise additional capital through the issuance of equity may not be available and would be dilutive to our shareholders.

If we are unable to obtain additional capital, we will need to seek to further curtail our operations, to the extent possible, in order to preserve working capital, which could materially harm our business and our ability to achieve cash flow in the future, and we may ultimately need to cease operations.

As described in Item 3, Legal Proceedings, five judgments originally totaling approximately $1.7 million against GeoCam are outstanding and are under appeal. Two separate attachments totaling $0.3 million have been allowed in two court proceedings and the funds in those amounts are now restricted until resolution of the cases. Should the judgments be upheld in full or in part upon exhaustion of final appeals, GeoCam would be required to satisfy the judgments. Funding the Geovic share would adversely affect our remaining capital resources.

GeoCam’s operating expenses are paid through capital increases approved by the shareholders of GeoCam and funded in accordance with the respective ownership interests prior to the capital increase. We will be obligated to fund 60.5% of future GeoCam capital increases while we remain a 60.5% shareholder. GeoCam completed a capital increase in October 2012 of which our share was approximately $0.4 million. An additional capital increase totaling approximately $1.2 million was approved by GeoCam shareholders in January 2013, and an initial cash call totaling approximately $0.4 million to fund an initial portion of the capital increase was completed in February, 2013. Our share of the total capital increase will be approximately $0.7 million, and our share of the initial cash call was approximately $0.2 million.

We expect our general and administrative expenses for the first two quarters of 2013 to total approximately $2.0 million, not including any transaction costs related to a strategic partner investment in the Nkamouna Project. We also expect that during the first two quarters of 2013 expenditures for exploration of mineral properties, or investment in other resource entities, in the United States and elsewhere will total approximately $0.9 million. We expect that a significant portion of our cash resources will be expended or committed for these purposes through the first two quarters of 2013 and that our cash balances will continue to decrease from quarter to quarter. Based on our current planned 2013 expenditures during the first two quarters, we anticipate that most of our 2012 year-end consolidated unrestricted cash and cash equivalents will be expended by the end of the second quarter 2013. We continue to implement cash conservation measures for the Company and GeoCam. If we complete a strategic partner transaction involving the Nkamouna Project or any of our other exploration prospects, this estimate would be adjusted appropriately.

We have budgeted a lower level of general and administrative and operating expenditures for the first two quarters of 2013 to reflect our limited cash. We have taken these steps with a view to assuring that our cash resources will satisfy our cash requirements into the third quarter of 2013. We have implemented a number of cash conservation strategies for the Company and GeoCam. The most significant cost reductions compared to previous years is our reduction of expenditures at GeoCam. Following completion of the feasibility study in April 2011, the significant costs of technical evaluations, consultant and testing fees and travel are no longer being incurred. We have limited the Nkamouna Project expenses, primarily to securing the site, reclaiming prior exploration disturbances, environmental monitoring, and supporting potential strategic investor due diligence efforts. This significantly reduced the level of GeoCam cash requirements for 2012.

In February 2012 we reduced the size of our Board of Directors to five persons, and early in 2012 we eliminated two consulting positions, agreed with a financial advisor to discontinue its services at least until a financing transaction is underway, eliminated much of our mineral and corporate marketing activities and limited travel and office expenses. In the third quarter of 2012 we moved our Denver office to a smaller, less expensive location after negotiating a termination of our existing lease. We also reduced exploration expenditures for New Caledonia. These downsizing efforts have been implemented to reduce financial commitments and overheads and position the Company for success going forward.

The Company and its subsidiaries do not have any material debt or other similar obligations or commitments apart from any amounts that may become due under pending litigation in Cameroon. We believe that our present capital resources will be sufficient to satisfy the Company’s existing capital and liquidity requirements described above into the third quarter of 2013, not including any equity requirements in connection with any Nkamouna Project financing by GeoCam or satisfaction of any judgments that may be upheld in final appeals of the pending litigation. We have no standby financing arrangements currently in place.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Results of Operations

2012 compared to 2011

The Company had no revenue from operations and incurred losses from operations during 2012 and 2011, and has had no revenue from operations since inception. Until and unless we sell some or all of our interest in the Nkamouna Project or project financing for the Project is secured and construction commences, we expect to reduce our operating and other expenditures from those in 2012.

We had a net loss attributed to Geovic stockholders of $10.8 million for the year ended December 31, 2012, a decrease of $4.0 million from the net loss of $14.8 million in 2011. The decrease in the loss in 2012 was mainly due to lower expenses for the Feasibility Study and related activities in Cameroon that were incurred in 2011 and due to an overall reduction of expenditures.

For 2012, our exploration costs decreased by $6.1 million (56%) to $4.8 million compared to $10.9 million for the prior year. The decrease was mainly a result of significantly lower costs in Cameroon ($6.0 million) which related to finalizing the feasibility study in early 2011, the indefinite suspension of financial advising agreements in early 2012 and reductions due to scaling back activities. The decrease was partially offset by an increase in exploration costs for New Caledonia and Arizona.

General and Administrative expenses decreased by $0.4 million to $6.8 million compared to $7.2 million in 2011. The Company has continued to reduce general and administrative expenses. The decrease is largely due the general reductions and the indefinite suspension of corporate financial advising. However, there were increases resulting from severance paid for an executive termination, termination of an office lease and accrual for pending litigation in Cameroon.

Stock compensation expense decreased approximately $0.6 million to $0.1 million compared to $0.7 million in 2011. Stock compensation expense was lower in 2012 due to no stock options or restricted shares being granted during 2012 as they had been in 2011. There was no change in fair value of warrants in 2012 compared to a gain of $0.1 million in 2011. The fair value of the warrants became $0 in 2011. All outstanding warrants expired in March and April 2012.

Loss on asset disposal increased $0.2 million in 2012 compared to 2011 primarily related to the write off of two vehicles by GeoCam. The contract term of the former General Manager of GeoCam was not renewed or extended beyond its September 5, 2012 expiration date, and the two vehicles were in his possession on that date. GeoCam has had no contact with the former General Manager since that date, and the vehicles have not been recovered. GeoCam has reported the vehicles as stolen to police authorities in Cameroon and filed insurance claims. As GeoCam is still in preliminary discussions with our insurance company regarding these claims, we have not recorded any potential claim recovery.

Other Income was $0.8 million in 2012 as compared to $0.9 million in 2011. GeoCam rented idle equipment to a third party for $0.8 million in 2012 (2011 — $0.5 million) and in 2011 we wrote-off a liability of $0.4 million related to a repayment obligation that would have been due to the U.S. Trade and Development Agency for a 2001 grant used for an early mining feasibility study. When the 10-year measurement and reporting period under the grant expired, Geovic was relieved of its repayment obligation.

The net loss attributed to the non-controlling interest decreased by $2.7 million to $1.2 million compared to $3.9 million for the prior year due to smaller loss incurred by GeoCam as a result of the decreased expenditures in Cameroon.

2011 compared to 2010

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

General and Administrative expenses decreased by $0.6 million to $7.2 million compared to $7.8 million in 2010. The decrease is largely due to approximately $0.7 million of employee severance costs incurred in 2010.

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

Other Income was $0.9 million in 2011 as GeoCam rented idle equipment to a third party for $0.5 million and we wrote-off a liability of $0.4 million related to a repayment obligation that would have been due to the U.S. Trade and Development Agency for a 2001 grant used for an early mining feasibility study. When the 10-year measurement and reporting period under the grant expired, Geovic was relieved of its repayment obligation.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of December 31, 2012.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operational effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management’s assessment identified no material weaknesses in our internal control over financial reporting as of December 31, 2012.

Therefore, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

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

Directors

The following table contains the name, age (as of March 20, 2013), position(s) at the Company, municipality of residence, present principal occupation, principal occupations and directorships for at least the last five years and period of service as a director of the Company for each member of the Board of Directors of the Company (the “Board of Directors” or the “Board”):

Name, Age and Position	Principal Occupations During the Past Five Years	Director Since

William A. Buckovic Age: 63 Executive Vice President, Director Grand Junction, Colorado	Mr. Buckovic is the Founder of Geovic, Ltd., the Company’s principal operating subsidiary, and was President of Geovic, Ltd. from 1994 through March 2009. He became President and a director of the Company upon completion of the reverse take-over transaction (the “RTO”) completed in December 2006, and Executive Vice President of the Company and Geovic Ltd. in 2009. Mr. Buckovic has been active for over 40 years in the mineral exploration and development business, and has been involved in the discovery of several major mineral deposits. Mr. Buckovic’s wide ranging experience in the energy minerals, precious metals, advanced metals and ferro-alloy metals businesses and his work on projects in North America, Africa, South America, Australia, Europe and Asia, has provided him with a wealth of mineral exploration and development knowledge. In addition, Mr. Buckovic’s long tenure with the Company has provided him with knowledge of all aspects of the Company’s business and its history, which uniquely positions him to be a valued member of the Board of Directors.	December 1, 2006

Robert J. (Don) MacDonald(1) Age: 58 Director Vancouver, British Columbia	Mr. MacDonald is the Chief Financial Officer (CFO) of KGHMI (August 2010-present) and a Director for Romarco Minerals Inc. (January 2002-present). He was previously the Senior VP & CFO of NovaGold Resources Inc. (2003-2010). Mr. MacDonald has over 25 years in mine development and financing. During his career, Mr. MacDonald has been involved in the operation or development of over fifteen mines in North and South America, the completion of mine financings exceeding $5 billion, and multiple mergers and acquisitions transactions, enabling him to provide the Board of Directors with valuable insight on the complex development and financing issues facing mining corporations. Mr. MacDonald is a chartered accountant and has Bachelors and Masters degrees in Engineering from Oxford University.	December 1, 2006

Michael T. Mason Age: 68 Chairman of the Board, Chief Executive Officer, Garden City, New York	Mr. Mason assumed the role of Chief Executive Officer of the Company in January 2011 and Chairman of the Board in February 2012. Mr. Mason has been Managing Partner of Mineral Services, LLC (“MSL”), a consulting firm, from 1996 to present. He was President and Director of MBMI Resources from 2002 to July 2011 but remains a shareholder. He has more than 35 years of experience in the marketing of precious and base metals and other commodities and is a specialist in risk	December 1, 2006

Name, Age and Position	Principal Occupations During the Past Five Years	Director Since
management, off-take agreements and international trading, providing unique experience to the Board of Directors on significant aspects of the mining industry. Mr. Mason was Director for Euromax Ltd. from May 2003 to September 2010. He served as Director of ECU Silver Mining Inc. from April 2001 until its merger with Golden Minerals, Inc. in September 2011, and has been a Director of Golden Minerals since the merger.

Paul D. Rose (1) Age: 54 Director Beaverton, Oregon	Mr. Rose has been an Anesthesia Staff Physician with Legacy Emanuel Hospital in Portland, Oregon since 1990. He is a founding member and a former director of Oregon Anesthesiology Group (“OAG”) and serves as Chairman of OAG’s Pension Committee. Mr. Rose, an early investor in Geovic, Ltd., the Company’s predecessor prior to the RTO, and a beneficial owner of approximately nine percent of the Company’s outstanding shares of common stock as of March 20, 2013, has a strong understanding of the Company and its history and brings a valuable and diverse set of skills to the Board of Directors.	June 11, 2010

Gregg J. Sedun(1) Age: 55 Lead Independent Director Vancouver, British Columbia	Mr. Sedun is an independent venture capital professional based in Vancouver, Canada with 30 years of mining & industry-related finance experience. Upon graduating with a Bachelor of Law Degree (LLB), he practiced corporate finance/securities & mining law in Vancouver until retiring from law in 1997. Thereafter, he founded two private venture capital firms, including Global Vision Capital Corp., where he continues to carry on venture capital investing. Mr. Sedun has been involved as a director and/or founding stockholder in a number of successful companies including Diamond Fields Resources Inc. (founding director) which was acquired by Inco in 1996 for $4.3 billion in the largest takeover of a junior mining company in Canadian history; Adastra Minerals Inc. (founding director) which was acquired by First Quantum Minerals in 2006 for $275 million; and Peru Copper Inc. (founding stockholder) which was acquired in 2007 in an all-cash $840 million takeover. Mr. Sedun has been Chairman, President and Chief Executive Officer of Uracan Resources Ltd and the President of Global Vision Capital Corp. since January 2007. Mr. Sedun was an independent consultant from June 2003 until December 2005. Mr. Sedun is also currently Executive Chairman of Goldgroup Mining Inc., President of Oceanic Iron Ore Corp., former President and CEO and current director of Diamond Fields International Ltd. and a director of Rodeo Capital II Corp. Mr. Sedun’s demonstrated management expertise at senior levels and his service on numerous boards of directors in the mining industry position him well to provide the Board of Directors with extensive insight on the roles of management and directors of public companies.	September 29, 2006

(1)	Each of Messrs. MacDonald, Rose and Sedun are current members of the Audit Committee, the Human Resources and Compensation Committee and the Nominating and Corporate Governance Committee.

Executive Officers

For information with respect to the executive officers of the Company, see the item captioned “Executive Officers” in Part I.

Family Relationships

There is no family relationship among any directors or executive officers of the Company.

Corporate Cease Trade Orders

Gregg Sedun, a director of the Company, is a director of Diamond Fields International Ltd. (“DFI”). In connection with the inability of DFI to file by the required deadline annual audited financial statements for its financial year ended June 30, 2006, a Form 51-102F1 Management’s Discussion and Analysis for the period ended June 30, 2006 and a Form 51-102F2 Annual Information Form for the year ended June 30, 2006, the British Columbia Securities Commission issued a cease trade order against DFI’s insiders, including Mr. Sedun, on September 9, 2006. DFI was unable to file such financial statements and related materials on time as a result of a variety of factors, including the move of DFI’s head office from Vancouver, British Columbia to Cape Town, South Africa, technical issues relating to currency exchange matters, computer virus problems, a change in DFI’s chief financial officer and other extenuating factors. The outstanding financial statements and related materials were subsequently filed on October 27, 2006 and, as a result, the cease trade order was revoked on November 1, 2006.

Michael Mason, the Chairman of the Board and Chief Executive Officer of the Company, was a director of ECU Silver Mining Inc. in 2002, 2003 and 2004 when it was subject to several cease trade orders issued by Canadian securities regulatory authorities as a result of certain deficiencies in the Company’s public disclosure record, which were subsequently rectified. Mr. Mason was also an officer and director of MBMI Resources Inc. in 2008 when it was subject to a cease trade order issued by Canadian securities regulatory authorities as a result of certain deficiencies in its public disclosure record, which were subsequently rectified.

Section 16(a) Beneficial Ownership Reporting Compliance

To the knowledge of the Company’s directors and executive officers, no person who was at any time during the last fiscal year an officer, director or holder of more than ten percent of the Company’s common stock failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act to be filed during the fiscal year

Corporate Governance Guidelines and Business Ethics Code

The Board is committed to maintaining high standards of corporate governance and accordingly reviews its corporate governance practices from time to time to assess the effectiveness and appropriateness of such practices. The Board has adopted a Statement on Corporate Governance setting forth guidelines and standards with respect to the role and composition of the Board, the functioning of the Board and its committees, succession planning and management development, the Board’s and its committees’ access to independent advisers and other matters.

The Board encourages and provides a culture of ethical business conduct within the Company and has adopted a Code of Business Conduct and Ethics (the “Ethics Code”), which applies to all directors, officers, employees and agents of the Company and its wholly-owned subsidiaries. Compliance with the Ethics Code is based on the cooperation and vigilance of all persons subject to the Ethics Code. Each employee is provided with a copy of the Ethics Code and is required to certify in writing that they have read, understood and agree to comply with the Ethics Code. Primary responsibility for monitoring compliance with the Ethics Code rests with the Audit Committee, the Chief Financial Officer and the General Counsel.

Directors who (i) are parties to, (ii) are directors or officers of a party to or (iii) have a material interest in any person who is a party to a material contract or proposed material contract with the Company must disclose the conflict in writing to the Company or request to have the nature and extent of such interest entered into the minutes of the meeting. The director shall, if requested by any other director, not be present at a meeting of the Board while the Board is considering any such material contract and shall not vote on such material contract, unless permitted by law.

Stockholders and other interested persons may obtain a written copy of the Statement on Corporate Governance and the Ethics Code by contacting the Company, from the Company’s website — www.geovic.net and on SEDAR at www.sedar.com.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act (the “Audit Committee”), comprised of Robert J. MacDonald as Chair and Messrs. Paul Rose and Gregg Sedun. Each of the three Directors serving on the Audit Committee qualify as independent under rules promulgated by the SEC, NASDAQ listing standards and the applicable rules of the TSX. Additionally, the Board has determined that Mr. MacDonald qualifies as an “Audit Committee Financial Expert” as defined in accordance with Section 407 of the Sarbanes-Oxley Act of 2002 and Item 407(d)(5) of Regulation S-K.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid during the fiscal years indicated to the individuals who served as Chief Executive Officer and Chief Financial Officer of the Company during the last completed fiscal year; each of the Company’s two most highly compensated executive officers, other than the Chief Executive Officer and Chief Financial Officer, who were serving as executive officers at the end of the most recently completed fiscal year and whose salary and bonus exceeded $100,000; and up to two individuals who would have satisfied this criteria but for the fact that individual was not serving as an executive officer at December 31, 2012 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)		Bonus ($)	Options awards ($) (non-cash)(1)		All other compensation ($)		Total ($)
Michael T. Mason	2012	275,000		—	—		—		275,000
Chairman of the Board and Chief Executive Officer	2011	260,215		—	204,382	(2)	69,132		533,729

Greg C. Hill	2012	210,000		—	—		—		210,000
Chief Financial Officer	2011	210,000		—	51,020		36,790		297,810
	2010	210,000		—	48,951		16,900		275,851

William A. Buckovic	2012	207,360	(3)	—	—		—		207,360	(3)
Executive Vice President and Director	2011	207,360	(4)	—	40,816		12,493		260,669	(4)
	2010	203,800		—	48,951		6,114		258,865

John E. Sherborne(5)	2012	106,492		—	—		570,518	(6)	677,010
President, New Ventures Division	2011	285,000		—	61,224		15,149	(7)	361,373
	2010	285,000		—	73,426		12,328	(8)	370,754

Barbara A. Filas(9)	2012	250,000		—	—		—		250,000
President	2011	247,312		—	48,665		71,628		367,605
	2010	200,000		—	58,741		6,000		264,741

(1)

The grant date fair value of such options, restricted stock units and restricted stock awards was computed in accordance with the authoritative guidance for accounting for stock compensation. See Note 6 to the Consolidated Financial Statements for the fiscal year ended December 31, 2012 included in the Original Filing for assumptions made in reaching these valuations.

(2)	These are performance-based stock options that expired January 20, 2012 without vesting.
(3)	This amount does not include fair market value of restricted stock awarded in January 2011 (39,000 shares), determined in accordance with FASB ASC Topic 718.
(4)

This amount does not include (i) $180,000 in proceeds from the exercise of stock options, or (ii) $89,888 in aggregate grant date fair market value of restricted stock awarded in January 2011 (78,000 shares), determined in accordance with FASB ASC Topic 718.

(5)	Mr. Sherborne’s employment with the Company terminated effective May 12, 2012.
(6)

Includes severance of $570,000 and vacation buy-out of $518 paid pursuant to the terms of Mr. Sherborne’s employment agreement in connection with the termination of Mr. Sherborne’s employment with the Company.

(7)	Does not include $18,000 in proceeds from the exercise of stock options.
(8)	Does not include $42,511 in proceeds from the exercise of stock options.
(9)	Ms. Filas’ employment with the Company terminated effective February 5, 2013.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the number of unexercised options held by each Named Executive Officer as at December 31, 2012.

Name	Number of Securities Underlying Vested Options (#)	Number of Securities Underlying Non-vested Options (#)	Option Exercise Price		Option Expiration Date
Michael T. Mason	20,000	—		$0.56	12/31/2014
	50,000	—	Cdn$	2.36	10/26/2017
	100,000	—	Cdn$	1.68	01/02/2018
	100,000	—	Cdn$	0.65	02/02/2019
	100,000	—	Cdn$	0.90	01/10/2020

Greg C. Hill	400,000	—	Cdn$	2.36	10/26/2017
	200,000	—	Cdn$	1.68	01/03/2018
	60,000	—	Cdn$	0.65	02/03/2019
	100,000	—	Cdn$	0.90	01/10/2020
	125,000	—	Cdn$	0.70	01/21/2021

William A. Buckovic	429,200	—		$0.05	11/23/2016
	8,600	—		$0.10	12/31/2013
	26,540	—		$0.15	12/31/2013
	376,000	—		$0.15	12/31/2014
	100,000	—		$0.38	12/31/2014
	62,000	—		$1.08	08/15/2016
	156,000	—		$1.30	12/31/2015
	150,000	—	Cdn$	2.36	10/26/2017
	150,000	—	Cdn$	1.68	01/03/2018
	40,000	—	Cdn$	0.65	02/03/2019
	100,000	—	Cdn$	0.90	01/10/2020
	100,000	—	Cdn$	0.70	01/21/2021

John E. Sherborne(1)	—	—		—	—

Barbara A. Filas(2)	300,000	—	Cdn$	0.66	02/16/2019
	120,000	—	Cdn$	0.90	01/10/2020
	150,000	—	Cdn$	0.70	01/21/2021

(1)	Mr. Sherborne’s employment with the Company terminated effective May 12, 2012.
(2)	Ms. Filas’ employment with the Company terminated effective February 5, 2013.

Employment Agreements

The Company has a written employment agreement with Michael T. Mason, the Company’s Chief Executive Officer. The initial term of Mr. Mason’s agreement is for one year beginning April 23, 2012. The term renews annually on April 23 of each year subject to 60 days written notice of termination by either party. Under the terms of his employment agreement, Mr. Mason is entitled to (i) an annual salary at the rate of $275,000 per year; (ii) an award of options to purchase up to 500,000 shares of the Company’s common stock under the Company’s Second Amended and Restated Stock Option Plan, exercisable within ten years of the grant of the options; (iii) a one-time cash incentive bonus equal to 150% of his base salary, payable if during the term of the agreement, including any extension thereof approved by the Board of Directors, any one of a number of extraordinary corporate transactions are approved by the Board of Directors, including a merger of the Company, a transaction or a series of transactions in which a controlling interest in the company’s 60.5% subsidiary Geovic Cameroon, PLC is transferred by its shareholders to a third party, the Company transfers more than 50% ownership of its subsidiary Geovic Ltd. to a third party, or an agreement is reached to complete final financing arrangements including acceptable project debt financing for the Nkamouna Project in Cameroon; and (iv) a cash incentive bonus equal to 0.5% of transaction value for each of the following (A) the closing value received by the Company for any transaction for which the one-time cash incentive bonus described above would become payable and (B) the closing value received by the Company or any of its wholly owned subsidiaries related to the sale to a third party of equity (either new or existing shares) related to one or more of the Company’s exploration projects (not including Cameroon).

Upon termination of Mr. Mason’s employment agreement and his employment by the Company, the Company is required to pay to Mr. Mason certain compensation if such termination is (i) by the Company without cause or due to Mr. Mason’s disability or (ii) by Mr. Mason due to the Company’s breach of any material obligation owed to Mr. Mason under his employment agreement, due to the Company requiring Mr. Mason to perform illegal activities or due to the inability of Mr. Mason to substantially perform his essential duties under his employment agreement because of a disability. The compensation payable to Mr. Mason in a termination event described above would be a lump sum amount, due within 74 days of termination, equal to one year of Mr. Mason’s minimum base salary plus any earned bonus approved by the Board of Directors accrued to the time of termination. In the event of termination by the Company due to a Mr. Mason’s death, (A) Mr. Mason would become 100 percent vested with respect to any options to purchase the Company’s capital stock then held by Mr. Mason and any restrictions with respect to restricted shares of the Company’s capital stock then held by Mr. Mason would immediately lapse, subject to any applicable rules or restrictions imposed by any stock exchange or securities regulatory authority, and (B) Mr. Mason’s estate would receive an amount equal to the amount received by the Company under the life insurance held by the Company on Mr. Mason’s life.

The Company also has written employment agreements with each of its other Named Executive Officers. Each employment agreement provides for continued employment with rolling two year expiration terms. Each employment agreement also provides for payment of certain compensation following termination of the Named Executive Officer’s employment, if such termination is (i) by the Company without cause or due to the Named Executive Officer’s death or disability or (ii) by the Named Executive Officer due to the Company’s breach of any material obligation owed to the Named Executive Officer under his or her employment agreement, due to the Company requiring the Named Executive Officer to perform illegal activities, due to the inability of the Named Executive Officer to substantially perform his or her essential duties under his or her employment agreement because of a disability, or in the event of a change in control or any similar business circumstance with the Company or its subsidiaries which results within twelve months of such change in control in either (A) a termination or threatened termination of the Named Executive Officer’s employment or a reduction in compensation to be paid to the Named Executive Officer or (B) a significant change in the duties of the Named Executive Officer reasonably deemed unacceptable by the Named Executive Officer. The term “change in control” as used in the employment agreements means (1) any one person (or group of affiliated persons) holds a sufficient number of voting shares of the Company (or a resulting issuer) to affect materially the control of the Company or (2) any combination of persons acting in concert hold in total a sufficient number of voting shares of the Company to affect materially the control of the Company, in each case where such person or combination of persons did not previously hold a sufficient number of voting shares of the Company to affect materially the control of the Company (with the holding of more than 20 percent of the voting shares of the Company being deemed to materially affect the control of the Company in the absence of evidence to the contrary).

The compensation payable to a Named Executive Officer in a termination event described above (other than termination by the Company due to a Named Executive Officer’s death or disability) would be a lump sum amount, due within 90 days of termination, equal to two years of the minimum base salary of the Named Executive Officer, commencing on the effective date of the termination, plus any annual bonus to which the Named Executive Officer would have been entitled had the employment agreement not been terminated. In the event of termination by the Company due to a Named Executive Officer’s death, the Named Executive Officer’s estate would receive an amount equal to the amount received by the Company under the life insurance held by the Company on such Named Executive Officer’s life. In the event of termination by the Company due to a Named Executive Officer’s disability, the Named Executive Officer would receive an amount equal to the amount received by the Company under the disability insurance held by the Company on such Named Executive Officer.

In addition, in connection with each of the termination events described above, the Named Executive Officer would become 100 percent vested with respect to any options to purchase the Company’s capital stock then held by the Named Executive Officer and any restrictions with respect to restricted shares of the Company’s capital stock then held by the Named Executive Officer would immediately lapse, subject to any applicable rules or restrictions imposed by any stock exchange or securities regulatory authority. The Company does not have any obligation under the employment agreements to pay or reimburse the Named Executive Officer for any income or other taxes imposed as result of the foregoing benefits.

Our Board believes that having these employment agreements in place is an important retention incentive for our Named Executive Officers.

Directors and Officer Liability Insurance

The Company has purchased and maintains insurance for the benefit of the directors and officers of the Company and its subsidiaries against liabilities incurred by such persons as directors and officers of the Company and its subsidiaries, except where the liability relates to such person’s failure to act honestly and in good faith with a view to the best interests of the Company and its subsidiaries. The annual premium for the policy year ending November 30, 2012 paid by the Company and its subsidiaries for this insurance in respect of the directors and officers as a group is $148,764. No premium for this insurance is paid by the individual directors and officers.

Compensation of Directors

The Company provides cash compensation to the non-employee directors for their services as directors and as members of committees of the Board. The Company has reimbursed and will continue to reimburse its non-employee directors for their travel, lodging and other reasonable expenses incurred in attending Board and committee meetings, and for other Company business meetings.

The Board has adopted a compensation program for the non-employee directors of the Company. Under that arrangement, all non-employee directors are paid an annual retainer of $25,000; the Board Chair, if independent, receives an additional $25,000; the Chair of the Audit Committee and the Lead Independent Director, $15,000; and the Chair of each other Committee $5,000, all paid quarterly in advance. In addition, each director receives $1,500 for each Board or committee meeting attended in person (and receives an additional $1,500 if required to travel to a Board meeting on one or more days other than the meeting date) or any other meeting lasting longer than two hours, $500 for telephone meetings lasting two hours or less, and the Lead Independent Director also receives $1,000 per day for other business undertaken on behalf of the Company.

In addition, non-employee directors receive initial non-discretionary grants of non-qualified stock options under the Company’s Second Amended and Restated Stock Option Plan (“Plan”). Upon appointment or election, a new director is granted 200,000 options upon taking office, or as soon thereafter as the grant may be completed.

In all years through 2010, annual grants of 100,000 options were made to directors before January 10 each year, or as soon thereafter as permitted under the Plan, vesting 40 percent upon the date of grant, 30 percent after one year and 30 percent after two years, dependent upon continued service as a director of the Company, with option terms of ten years from the date of grant. In 2011 awards of 40,000 restricted shares of the Company’s common stock (“Restricted Stock Awards”) or awards of 40,000 Restricted Stock Units (“RSUs”) were made to each independent director (60,000 RSUs for the Chairman). The Restricted Stock Awards vest 40% upon date of grant and 30% annually for the next two years, while the RSUs entitle the holder to receive the underlying shares of the Company’s common stock at the later of a termination of services at least one year after the date of the award or three years after the award. No stock awards were made during 2012 and none have been made during 2013.

Director Compensation Table

The following table shows compensation paid to the non-employee directors of the Company during the fiscal year ended December 31, 2012.

Name	Fees earned or paid in cash	Option awards (non-cash)(1)	All other compensation	Total
Robert J. MacDonald	$44,000	—	—	$44,000
Paul D. Rose	$39,882	—	—	$39,882
Gregg J. Sedun	$30,500	—	—	$30,500

(1)	As of the end of the fiscal year ended December 31, 2012, the aggregate number of options outstanding for each non-employee director was as follows:

Name	Options
Robert J. MacDonald	500,000
Gregg J. Sedun	350,000
Paul Rose	200,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of the Company’s shares of common stock, par value $0.0001 per share (the “Shares”), as of March 20, 2013 (the “Reference Date”), by (i) each of our directors and executive officers, (ii) each person who holds, of record, more than 5% of our Shares with such person’s address, and (iii) our executive officers and directors, as a group. Beneficial ownership is based on the number of Shares and percentage of issued Shares beneficially owned, directly or indirectly, or that are subject to control or direction by that person. For purposes of the table, and in accordance with Rule 13d-3(d)(1) under the Exchange Act, the applicable percentage of ownership for each listed person is based on 106,639,602 outstanding Shares as at the Reference Date, plus any securities held by such person exercisable for, or convertible into, the Company’s common stock within 60 days of the Reference Date.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Common Stock
Paul D. Rose	9,609,403	(2)	8.99%
14465 NW Belle Place Beaverton, OR 97006
William A. Buckovic	11,282,122	(3)	10.41%
743 Horizon Ct. 300A Grand Junction, CO 81506
Robert J. MacDonald	862,000	(4)	0.80%
Michael T. Mason	570,000	(5)	0.53%
Gregg J. Sedun	3,382,768	(6)	3.16%
Greg C. Hill	885,000	(7)	0.82%
Gary R. Morris	1,079,232	(8)	1.00%
Alan W. Peryam	290,000	(9)	0.27%
Shelia I. Short	415,536	(10)	0.39%
Barbara A. Filas	525,000	(11)	0.53%
John E. Sherborne	268,955	(12)	0.25%
Timothy D. Arnold	321,000	(13)	0.30%
All Officers and Directors as a Group (12 Persons)	29,536,016		27.70%

(1)	Unless otherwise indicated, the address of each such person is c/o Geovic Mining Corp., 5500 E. Yale Avenue, Suite 980, Denver, Colorado 80222.
(2)

Includes 8,415,411 Shares held by Paul D. Rose over which Mr. Rose has sole dispositive and voting options exercisable within 60 days of the Reference Date to purchase up to 200,000 Shares, 654,072 Shares held by Mr. Rose’s wife, Jean L. Rose, over which Ms. Rose has sole dispositive and voting power and 339,920 Shares over which Mr. and Ms. Rose share dispositive and voting power.

(3)

Includes 9,004,540 Shares held by William A. Buckovic, jointly with his wife, 39,000 Shares held individually, options exercisable within 60 days of the Reference Date to purchase up to 1,761,500 Shares, which includes 63,160 options held by his wife, and 477,082 Shares held by his wife as trustee for the benefit of minor children, of which he disclaims beneficial ownership.

(4)

Includes 362,000 Shares held by Robert J. MacDonald and options exercisable within 60 days of the Reference Date to purchase up to 500,000 Shares. Does not include 40,000 RSUs granted January 21, 2011 pursuant to the Company’s 2010 Stock Award Plan.

(5)	Includes 200,000 Shares held by Michael T. Mason and options exercisable within 60 days of the Reference Date to purchase up to 370,000 Shares.
(6)

Includes 27,768 Shares held directly, 505,000 Shares held by GJS Capital Corp. of which Mr. Sedun is beneficial owner, 200,000 Shares held by Mr. Sedun’s wife, 2,300,000 Shares held by Alcaron Capital Corp., of which the beneficial owner is Mr. Sedun’s wife, and beneficial ownership of which is disclaimed by Mr. Sedun, and options exercisable within 60 days of the Reference Date to purchase up to 350,000 Shares. Does not include 40,000 RSUs granted January 21, 2011 pursuant to the Company’s 2010 Stock Award Plan.

(7)	Includes options exercisable within 60 days of the Reference Date, held by Greg C. Hill, to purchase up to 885,000 Shares.
(8)	Includes 308,832 Shares held by Gary R. Morris and options exercisable within 60 days of the Reference Date to purchase up to 770,400 Shares.
(9)	Includes options exercisable within 60 days of the Reference Date, held by Alan W. Peryam to purchase up to 290,000 Shares.
(10)	Includes 153,536 Shares held by Shelia I. Short and options exercisable within 60 days of the Reference Date to purchase up to 262,000 Shares.
(11)	Includes options held by Ms. Filas which are exercisable within 60 days of the Record Date to purchase up to 525,000 Shares.
(12)	Includes 268,955 Shares held by John E. Sherborne.
(13)	Includes options exercisable within 60 days of the Reference Date, to purchase up to 321,000 Shares. Does not include unvested options held by Mr. Arnold to purchase up to 9,000 Shares.

We are not aware of any arrangements that may result in a “change in control” as that term is defined by the Item 403 of Regulation S-K.

Securities Reserved for Issuance under Equity Compensation Plans

The following table sets forth information as at December 31, 2012 relating to the Company’s Second Amended and Restated Stock Option Plan and 2010 Stock Award Plan, our only equity compensation plans under which our securities are authorized for issuance at December 31, 2012:

Plan Category	Number of securities to be issued upon exercise/conversion of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected herein)
Equity compensation plans approved by security holders	11,461,731	$0.84 per Share	7,238,269
Equity compensation plans not approved by security holders	—	—	—
Total	11,461,731	$0.84 per Share	7,238,269

The Company has never repriced any stock options previously granted.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

No related person of the Company has had any material interest or any transaction since January 1, 2012 or will have any material interest in any currently proposed transaction which has materially affected or which would materially affect the Company or any of its subsidiaries. In addition, no related person of the Company had any material interest or any transaction from January 1, 2011 to December 31, 2012 which materially affected the Company or any of its subsidiaries.

Director Independence

The Board has determined that three of its five members, namely Messrs. MacDonald, Rose and Sedun, are independent under rules promulgated by the SEC, NASDAQ listing standards and the applicable rules of the TSX. A majority of the current directors are therefore independent as determined under applicable rules. The Board has concluded that two directors, Messrs. Buckovic and Mason are not independent under applicable rules, as they are officers of the Company or its subsidiaries. Mr. Mason was also a paid consultant to the Company from 2003 until early 2011. The independent directors are the sole members of the Audit Committee, the Human Resources and Compensation Committee and the Nominating and Corporate Governance Committee of the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to the Independent Registered Public Accounting Firm

The fees billed to the Company for the last two fiscal years by Ernst & Young LLP, the Company’s independent registered public accounting firm for those years were:

	2012	2011
Audit Fees(1)	$240,000	$275,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees	—	—

Total	$240,000	$275,000

(1)	Audit fees consist of our annual audit costs, fees for review of registration statements we file with the SEC and review of financial statements included in our Form 10-Q quarterly reports.
(2)

Audit-related fees are fees billed by the independent accountants for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and other reports and quarterly meetings with our Audit Committee, and include other consultations concerning financial accounting and reporting standards.

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice, and tax planning.

Pre-Approval Policy Regarding Independent Registered Public Accounting Firm Services

The Audit Committee of the Board of Directors pre-approves all audit, non-audit and internal control-related services provided by the independent registered public accounting firm prior to the engagement of the independent registered public accounting firm with respect to such services. The audit and other services provided by our independent accountants are supervised by the Audit Committee. No services were performed in 2011 or 2012 by our independent registered public accountants that had not been pre-approved by our Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Form 10-K

1. Financial Statements and Supplementary Data

2. Financial Statement Schedules (not applicable)

(b) See Exhibit Index below

(c) Not applicable

Exhibits

The following exhibits are filed as part of this Annual Report:

Exhibit Number	Description

3.1	Certificate of Domestication of the Registrant, dated November 21, 2006, incorporated by reference to Exhibit 3.1 to Form 10 Registration Statement filed May 14, 2007.

3.2	Certificate of Incorporation of the Registrant, dated November 21, 2006, incorporated by reference to Exhibit 3.2 to Form 10 Registration Statement filed May 14, 2007.

3.3	Bylaws of Registrant, incorporated by reference to Exhibit 3.3 to Form 10 Registration Statement filed May 14, 2007.

4.1	Geovic Mining Corp. Audit Committee Charter Adopted April 30, 2007, incorporated by reference to Exhibit 4.5 to Form 10 Registration Statement filed May 14, 2007.

10.1	Republic of Cameroon Mining Permit Decree, Dated April 11, 2003, incorporated by reference to Exhibit 10.4 to Form 10 Registration Statement filed May 14, 2007.

10.2	Mining Convention Between The Republic of Cameroon and Geovic Cameroon, S.A., dated July 31, 2002, incorporated by reference to Exhibit 10.5 to Form 10 Registration Statement filed May 14, 2007.

10.3	Geovic Cameroon Plc Shareholders Agreement, dated April 9, 2007, incorporated by reference to Exhibit 10.6 to Form 10 Registration Statement filed May 14, 2007.

10.4	Executive Employment Agreement of William A. Buckovic, dated January 1, 2008, including amendment effective January 1, 2010, incorporated by reference to Exhibit 10.9 for Form 10-K filed March 30, 2010, and amendment dated July 16, 2012 effective July 1, 2012 incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed July 16, 2012.

10.5	Executive Employment Agreement of Greg Hill, dated January 1, 2008, including amendment effective January 1, 2010, incorporated by reference to Exhibit 10.12 for Form 10-K filed March 30, 2010 and amendment dated July 16, 2012 effective July 1, 2012 incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 16, 2012.

Exhibit Number	Description

10.6	Executive Employment Agreement of Barbara A. Filas, dated February 16, 2009, including amendment effective January 1, 2010, incorporated by reference to Exhibit 10.13 for Form 10-K filed March 30, 2010, and amendments effective March 31, 2012 and July1, 2012, incorporated by reference to Exhibits 10.4 and 10.3 respectively, to Current Report on Form 8-K filed July 16, 2012.

10.7	Executive Employment Agreement of Alan W. Peryam, dated October 1, 2008, including amendment effective January 1, 2010, incorporated by reference to Exhibit 10.14 for Form 10-K filed March 30, 2010 as amended effective July 1, 2012.

10.8	Executive Employment Agreement of Gary R. Morris, dated January 1, 2007, including amendment effective January 1, 2010, incorporated by reference to Exhibit 10.15 for Form 10-K filed March 30, 2010 as amended effective July 1, 2012.

10.9	Executive Employment Agreement of Shelia I. Short, dated January 1, 2007, including amendment effective January 1, 2010, incorporated by reference to Exhibit 10.17 for Form 10-K filed March 30, 2010 as amended effective July 1, 2012.

10.10	Geovic Mining Corp. Second Amended and Restated Stock Option Plan, amended as of January 21, 2011, incorporated by reference to Exhibit 10.14 to Form 10-K filed March 29, 2011.

10.11	Agreement on Settlement of Governance and past Financial Situation of Geovic Cameroon PLC dated 31 December 2007, incorporated by reference to Exhibit 10.19 to Form 10-K filed March 31, 2008.

10.12	Charter of Compensation Committee for Geovic Mining Corp., incorporated by reference to Exhibit 10.22 to Form 10-K filed March 31, 2008.

10.13	Charter for Nominating and Corporate Governance Committee for Geovic Mining Corp., incorporated by reference to Exhibit 10.23 to Form 10-K filed March 31, 2008.

10.14	Geovic Mining Corp. 2010 Stock Award Plan, incorporated by reference to Exhibit 10.1 on Form 8-K filed June 15, 2010.

10.15	Michael Mason Employment Agreement, dated May 29, 2012, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 15, 2012 There is a new one made in 2012 and amendment dated July 16, 2012 effective July 1, 2012 incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 16, 2012.

10.16	Timothy Arnold Employment Agreement, dated January 21, 2011, incorporated by reference to Exhibit 10.23 to Form 10-K filed March 29, 2011. and amendments effective March 31, 2012 and July1, 2012, incorporated by reference to Exhibits 10.7 and 10.6 respectively, to Current Report on Form 8-K filed July 16, 2012.

10.17	Whistle-Blower Policy adopted December 21, 2009, incorporated by reference to Exhibit 10.30 from 10-K filed March 30, 2010.

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Ernst & Young LLP.*

23.2	Consent of SRK Consulting (United States.), Inc.*

23.3	Consent of Lycopodium Minerals Pty. Ltd.*

31.1	Rule 13A-14(A) Certification of CEO.*

31.2	Rule 13A-14(A) Certification of CFO.*

32.1	Section 1350 Certification—CEO.*

Exhibit Number	Description

32.2	Section 1350 Certification—CFO.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on March 27, 2013.

Geovic Mining Corp. Registrant

By:	/S/ MICHAEL T. MASON
Name:	Michael T. Mason
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL T. MASON Michael T. Mason	Chairman, Chief Executive Officer (Principal Executive Officer)	March 27, 2013

March 27, 2013

/S/ WILLIAM A. BUCKOVIC William A. Buckovic	Executive Vice President and Director	March 27, 2013

/S/ GREG HILL Greg Hill	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	March 27, 2013

/S/ ROBERT J. (DON) MACDONALD Robert J. (Don) MacDonald	Director	March 27, 2013

/S/ GREGG SEDUN Gregg Sedun	Director	March 27, 2013

/S/ PAUL D. ROSE Paul D. Rose	Director	March 27, 2013

Consolidated Financial Statements

Geovic Mining Corp.

(an exploration stage company)

December 31, 2012

(Stated in U.S. dollars)

Geovic Mining Corp.

(an exploration stage company)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Geovic Mining Corp. (an exploration stage company)

We have audited the accompanying consolidated balance sheets of Geovic Mining Corp. (an exploration stage company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geovic Mining Corp. (an exploration stage company) at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the financial statements, the Company has limited cash resources and has not established an ongoing source of revenues sufficient to cover its operating costs. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1 and 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Denver, Colorado

March 27, 2013

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$4,259	$15,554
Restricted cash	427	98
Prepaid expenses	495	577
Other	93	273

Total current assets	5,274	16,502
Property, plant and equipment, net [note 5]	2,316	3,102
Deposits	251	256

Total assets	$7,841	$19,860

LIABILITIES
Current liabilities:
Accrued liabilities and other payables	$764	$1,394
Related party payable [note 13 (c)]	359	357

Total current liabilities	1,123	1,751
Other liabilities	720	497

Total liabilities	1,843	2,248

Commitments and contingencies [note 14]
EQUITY
Common stock, par value of $0.0001, 200 million shares authorized and 106.6 million and 106.4 million shares issued and outstanding in 2012 and 2011, respectively	11	11
Additional paid-in capital	110,577	110,430
Deficit accumulated during the exploration stage	(113,563)	(102,775)

Total controlling stockholders’ equity	(2,975)	7,666
Noncontrolling interest [note 10]	8,973	9,946

Total equity	5,998	17,612

Total liabilities and equity	$7,841	$19,860

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Years ended December 31,			Unaudited period from Nov. 16, 1994 (inception) to Dec. 31, 2012
	2012	2011	2010
EXPENSES (INCOME)
Exploration costs [note 4]	$4,823	$10,894	$16,299	$93,876
General and administrative	6,771	7,154	7,798	45,216
Stock based compensation [notes 6-7]	111	729	784	18,697
Change in fair value of warrants [note 7]	—	(129)	(662)	(675)
Interest and bank charges	18	37	60	409
Depreciation	878	936	895	4,467
Mineral property impairment	—	—	—	3,244

Total expenses	12,601	19,621	25,174	165,234
Other income	(817)	(864)	—	(1,681)
Loss on asset disposal	265	67	—	332
Interest income	(8)	(57)	(6)	(4,861)

Net loss before income taxes	(12,041)	(18,767)	(25,168)	(159,024)
Income tax expense (benefit) [note 11]	—	—	—	(65)

Consolidated net loss	(12,041)	(18,767)	(25,168)	(158,959)

Less: Net loss attributed to the noncontrolling interest	(1,253)	(3,949)	(6,884)	(31,402)

Net loss attributed to Geovic stockholders	$(10,788)	$(14,818)	$(18,284)	$(127,557)

Net loss per share	$(0.10)	$(0.14)	$(0.18)

Weighted average shares outstanding	106,604,131	104,963,741	103,829,109

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional paid- in capital	Deficit	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2009	103,074,046	$10	$108,703	$(69,673)	$9,865	$48,905

Issuance of common stock [note 13]	139,000	—	—	—	—	—
Stock options exercised [note 6]	1,079,366	—	77	—	—	77
Stock-based compensation [note 6]	—	—	784	—	—	784
Noncontrolling interest contribution	—	—	—	—	7,676	7,676
Net loss for year	—	—	—	(18,284)	(6,884)	(25,168)

Balance, December 31, 2010	104,292,412	$10	$109,564	$(87,957)	$10,657	$32,274

Stock options exercised [note 6]	1,855,342	1	137	—	—	138
Stock-based compensation [note 6]	210,000	—	729	—	—	729
Noncontrolling interest contribution	—	—	—	—	3,238	3,238
Net loss for year	—	—	—	(14,818)	(3,949)	(18,767)

Balance, December 31, 2011	106,357,754	$11	$110,430	$(102,775)	$9,946	$17,612
Vesting of restricted stock [note 6]	100,000	—	—	—	—	—
Stock options exercised [note 6]	181,848	—	36	—	—	36
Stock-based compensation [note 6]	—	—	111	—	—	111
Noncontrolling interest contribution	—	—	—	—	280	280
Net loss for year	—	—	—	(10,788)	(1,253)	(12,041)

Balance, December 31, 2012	106,639,602	$11	$110,577	$(113,563)	$8,973	$5,998

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,			Unaudited period from Nov. 16, 1994 (inception) to Dec. 31, 2012
	2012	2011	2010
OPERATING ACTIVITIES
Consolidated net loss	$(12,041)	$(18,767)	$(25,168)	$(158,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	878	936	895	4,467
Stock-based compensation expense	111	729	784	18,697
Change in fair value of warrants	—	(129)	(662)	(675)
Loss on disposal of assets	265	67	—	332
Mineral property impairment	—	—	—	3,244
Changes in non-cash operating working capital:
(Increase) decrease in income tax receivable	—	—	—	—
Increase in restricted cash	(329)	(98)	—	(427)
(Increase) in prepaid expenses	82	(39)	(76)	(495)
Decrease (increase) in other assets	180	(172)	96	(93)
(Increase) decrease in deposits	5	(101)	(71)	(251)
Increase (decrease) in accrued liabilities and other payables	(630)	(2,250)	221	764
Increase (decrease) in income tax payable	—	—	—	—
Increase (decrease) in other liabilities	223	(50)	(135)	720
Increase in related party payables	2	9	20	359

Cash used in operating activities	(11,254)	(19,865)	(24,096)	(132,317)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(363)	(393)	(427)	(7,176)
Proceeds on sale of assets	6	54	—	60
Acquisition of mineral leases	—	—	—	(3,244)

Cash used in investing activities	(357)	(339)	(427)	(10,360)
FINANCING ACTIVITIES
Noncontrolling interest contribution	280	3,238	7,676	40,375
Cash paid to rescind exercise of stock options	—	—	—	(15)
Proceeds from issuance of common stock and preferred stock	—	—	—	95,589
Proceeds from issuance of stock purchase warrants	—	—	—	16,168
Proceeds from exercise of stock options and stock purchase warrants	36	137	77	2,564
Stock issue costs	—	—	—	(7,745)

Cash provided by financing activities	316	3,375	7,753	146,936
Net increase (decrease) in cash and cash equivalents	(11,295)	(16,829)	(16,770)	4,259
Cash and cash equivalents, beginning of year	15,554	32,383	49,153	—

Cash and cash equivalents, end of year	$4,259	$15,554	$32,383	$4,259

SUPPLEMENTAL INFORMATION
Income Taxes Paid	$—	$—	$—	$—

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

The Company is also engaged in the worldwide exploration of energy and mineral resources directly or indirectly through its ownership of Geovic Energy Corp. and Geovic Mineral Sands Corp., formed in 2007 and 2009, respectively, under the laws of the State of Colorado, and Geovic France SAS, formed in December 2008 under the laws of France, and Geovic Nouvelle-Calédonie SAS, formed in March 2009 under the laws of New Caledonia, and Geovic PNG Limited, formed in May 2012 under the laws of Papua New Guinea.

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

We have been closely monitoring our fixed and variable costs and have restricted such costs to those expenses that are necessary to complete activities related to securing project financing or a strategic investment for the Nkamouna Project, to identify opportunities to generate cash from our existing exploration properties and additional sources of working capital in support of such activities. Management and the Board of Directors have implemented a number of cash conservation strategies for the Company and GeoCam. The most significant cost reductions compared to previous years are our reduction of expenditures at GeoCam. With the completion of the Feasibility Study in 2011, GeoCam no longer incurs the significant costs of technical evaluations, consultant and testing fees and travel that contributed to that study. We have since reduced project expenses to incur only necessary expenditures, primarily limited to securing the site, environmental monitoring, and supporting potential financial and strategic investor due diligence efforts. This has significantly reduced the level of GeoCam cash requirements for 2012.

We are seeking to realize value for the Cameroonian assets and have shifted the Company’s focus to a prospect generation and strategic investment business model in 2012 and beyond. Since our position in GeoCam would likely be significantly diminished or completely eliminated through strategic investment, the future direction for the Company will be to identify new exploration prospects, minimally develop and prioritize existing and new prospects, and sell or joint venture further exploration and development of those prospects to

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

others. The Company expects to take prospects to a level where they can be timely monetized through strategic investments by others who have the resources to complete advanced exploration, permitting and development.

Our consolidated unrestricted cash balance at December 31, 2012 was approximately $4.3 million. We anticipate that the Company will be able to satisfy the cash requirements of its operations through the second quarter of 2013 with current cash resources assuming the appellate proceedings described in Note 14(a) are resolved in a favorable outcome and that expenditures in GeoCam are reduced to a minimum level, either because we complete a successful sale of our interest in the Nkamouna Project or we place it on a “care and maintenance” status and further reduce our level of expenditures.

Our near-term expenses could be greater than projected and we may be unable to generate additional proceeds through the sale of part or all of our interest in the Nkamouna Project to a strategic partner or future business transactions on our exploration prospects. However, we may not be successful in completing such a sale on a timely basis, or in entering into sale or joint venture transactions involving our other exploration prospects on acceptable terms. Further, possible transactions to raise additional capital through the issuance of equity may not be available and would be dilutive to our shareholders. If we are unable to obtain additional capital, we will need to seek to further curtail our operations, to the extent possible, in order to preserve working capital, which could materially harm our business and our ability to achieve cash flow in the future, and we may ultimately need to cease operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and going concern

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

These financial statements have been prepared on a going concern basis and do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has limited cash resources and has not established an ongoing source of revenues sufficient to cover its operating costs and has incurred losses since inception, which raises substantial doubt about our ability to continue as a going concern after the second quarter 2013. As discussed in Note 1, Nature of Business and Continuance of Operations, we are pursuing a strategic investment which would result in our selling some or all of our interest in the Nkamouna Project to a third party which, if successful, could assist us in covering our operating costs through at least December 31, 2013. Our ability to continue as a going concern is dependent upon a sale of some or all of our interest in the Nkamouna Project, entering into sale or joint venture transactions involving our other exploration prospects on acceptable terms, and/or obtaining the necessary financing through the issuance of equity to meet our current obligations arising from normal business operations when they come due.

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

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

Use of estimates

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and judgments that affect the reported amounts in the consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. Actual results could differ materially from those estimates.

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

Stock-based compensation

The Company accounts for its stock-based compensation in accordance with ASC 718 Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation is measured at the grant date based on the fair value of the awards and the value is recognized on a straight-line basis over the requisite service period (usually the vesting period). ASC 718 requires the recognition of the equity component of deferred compensation as additional paid-in-capital. ASC 718 also requires the Company to estimate forfeitures in calculating the cost related to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur.

Cash equivalents

Cash equivalents consist of liquid investments with an original maturity of 3 months or less.

Restricted Cash

As of December 31, 2012, restricted cash is comprised of cash that has been pledged as collateral for a standby letter of credit related to drilling reclamation obligations, cash restricted due to pending legal cases in Cameroon and as collateral for a corporate purchase card program.

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

ASC 740-10-25, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under ASC 740-10-25, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. ASC 740-10-25 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Foreign currency remeasurement

The Company and its subsidiaries, all of which are considered to be integrated, use the United States Dollar (“USD”) as their functional currency. Current assets and liabilities denominated in foreign currencies are remeasured into the USD at the rates of exchange prevailing on the balance sheet date. Other nonmonetary consolidated balance sheet items are remeasured into the USD at the rate prevailing on the respective transaction dates. The resulting foreign exchange gains and losses are included in exploration costs on the statement of operations. For 2012, the Company recorded a gain of approximately $7. For 2011 and 2010 the Company recorded a gain of approximately $0.1 million and a loss of $0.9 million, respectively.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

Loss per share

Loss per share is computed by dividing net loss attributed to Geovic stockholders by the weighted average number of common shares outstanding during the year. Stock options will be dilutive when the Company has income from continuing operations and when the average market price of the common shares during the period exceeds the exercise price of the options and warrants. Due to the net loss attributed to Geovic for all periods presented, the stock options and warrants have been anti-dilutive and, therefore, not included in the loss per share calculations. The remaining warrants expired in the second quarter of 2012 and are no longer considered for potential dilution in 2012.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued guidance clarifying previous guidance related to fair value measurement. This guidance is effective during interim and annual periods beginning after December 15, 2011. The Company adopted this guidance effective January 1, 2012. The adoption of this guidance had no material impact on the Company’s consolidated financial position, results of operations or disclosures.

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

The following is a summary of the exploration costs incurred by the Company:

	2012	2011	2010	Unaudited period from Nov. 16, 1994 (inception) to Dec. 31, 2012
Cameroon, Africa:
Property evaluation	$881	$4,270	$10,103	$53,757
Office costs	1,840	4,421	4,977	31,545

	2,721	8,691	15,080	85,302

Other projects:
Colorado and Wyoming	4	90	251	2,070
Arizona	494	347	533	1,789
New Mexico	166	561	—	727
New Caledonia	1,333	839	352	3,194
Papua New Guinea	79	266	—	345
Other projects	26	100	83	449

	2,102	2,203	1,219	8,574

Total Exploration Costs	$4,823	$10,894	$16,299	$93,876

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

5. PROPERTY, PLANT AND EQUIPMENT, NET

As of December 31, property, plant and equipment consisted of the following:

	2012	2011
Cameroon, Africa:
Machinery and equipment	$3,149	$3,149
Vehicles	811	1,012
Buildings	413	412
Furniture and equipment	527	526
Equipment in transit	—	14

	4,900	5,113
Less accumulated depreciation	(2,984)	(2,287)

	1,916	2,826

United States and Other:
Machinery and equipment	339	115
Vehicles	58	—
Furniture and equipment	492	536
Other	—	143

	889	794
Less accumulated depreciation	(489)	(518)

	400	276

	$2,316	$3,102

During the year ended December 31, 2012, GeoCam rented idle equipment to a third party and recorded $817 as other income in our consolidated statements of operations as a result of this transaction.

During the year ended December 31, 2012, GeoCam wrote off two vehicles totaling $205. The two vehicles were reported as stolen to police authorities in Cameroon and GeoCam has filed insurance claims. GeoCam is in preliminary discussions with the insurance company regarding these claims therefore no potential claim recovery amount has been recorded.

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

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

The following table and related information summarizes the Company’s stock options and the stock option activity for the three years ended December 31, 2012, 2011 and 2010:

	Options Outstanding			Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share*
Available and outstanding at December 31, 2009	3,626,682	15,073,318	0.74
Granted	(1,725,000)	1,725,000	0.84
Exercised	1,079,366	(1,079,366)	0.07
Expired	14,000	(14,000)	1.68

Available and outstanding at December 31, 2010	2,995,048	15,704,952	0.80
Granted	(1,720,000)	1,720,000	0.70
Exercised	1,855,342	(1,855,342)	0.07
Forfeited	1,200,000	(1,200,000)	1.33
Expired	800,000	(800,000)	1.30

Available and outstanding at December 31, 2011	5,130,390	13,569,610	$0.81	5.73	$256
Granted	—	—	—
Exercised	181,848	(181,848)	0.20
Forfeited	1,326,031	(1,326,031)	0.70
Expired	600,000	(600,000)	0.69

Available and outstanding at December 31, 2012	7,238,269	11,461,731	$0.84	4.75	$23

Exercisable at December 31, 2012		11,173,731	$0.84	4.66	$23
Vested or expected to vest at December 31, 2012		11,461,731	$0.84	4.75	$23

*	Some of the options are granted with Canadian dollar exercise prices, and the weighted average prices reflect the U.S. dollar equivalent prices.

The following stock option grants were issued by the Company during the three years ended December 31, 2012, 2011 and 2010 respectively:

•

The Company granted no options under the Company Option Plan in 2012 [2011 – 1,720,000, 2010 – 1,725,000]. The Company recorded compensation expense of $80 relating to vesting of previous grants in 2012 [2011 — $491, 2010 – $784]. As of December 31, 2012, there was $4 of total unrecognized compensation expense related to non-vested stock based compensation granted under the Company Option Plan which is expected to be recognized over a weighted average period of 0.1 years.

•

The weighted-average fair value per share of options granted under the Company’s Options Plan during 2012 was $0.00 [2011 — $0.40, 2010 – $0.47]. The total intrinsic value of share options exercised in 2012 was $0 [2011 — $348, 2010 – $708]. The total cash received from the exercise of stock options was $36 [2011 — $137, 2010 – $77].

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

The fair value of all stock options granted in 2011 and 2010 (no grant in 2012), were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2012	2011	2010
Expected dividend	—	0.00%	0.00%
Risk-free interest rate	—	1.9% - 2.6%	2.1% - 2.6%
Expected volatility*	—	67.0% - 67.7%	68.6% - 69.7%
Expected life (in years)	—	5.5	5.5

*	For the years ended December 31, 2011 and 2010 volatility was estimated based on combining the Company’s historical volatility with the historical volatilities of certain other comparable exploration stage mining companies.

The Company estimates expected forfeitures at the grant date and compensation expense is recorded only for those awards expected to vest. The estimate of expected forfeitures is reevaluated at each balance sheet date.

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

Stock awards

The Company adopted the 2010 Company Stock Award Plan (the “Stock Award Plan”) that was approved in June 2010. The Common Stock that may be issued pursuant to Stock Awards shall not exceed 2,000,000 shares of Common Stock. The Common Stock subject to the Stock Award Plan shall be authorized and unissued stock. Stock Awards may be granted to Employees, Directors, Officers and Consultants. Stock Awards may be granted as Restricted Stock Awards or Restricted Stock Units. During the year ended December 31, 2012 we did not grant any Restricted Stock Awards. During the year ended December 31, 2011, we granted 210,000 Restricted Stock Awards to certain members of the executive management team and the Board of Directors. The Restricted Stock Awards vest 40% on the grant date (January 21, 2011), 30% on the 1st anniversary of the grant date, and 30% on the 2nd anniversary of the grant date. For the year ended December 31, 2012, the Company recognized compensation expense of $24 [2011—$120] related to the Restricted Stock Awards. Also during the year ended December 31, 2012 we did not grant any Restricted Stock Units. During the year ended December 31, 2011, we issued 180,000 Restricted Stock Units to certain members of the Board of Directors. The Restricted Stock Units vested on the first anniversary of the grant date. The shares will be issued to the recipient on the earlier of their termination date or on the third anniversary of the grant date. During the year ended December 31, 2012, 100,000 shares were issued to two members of the Board of Directors who resigned in the first quarter. For the year ended December 31, 2012, the Company recognized compensation expense of $7 [2011 — $118] related to the Restricted Stock Units.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

The following table summarizes our restricted stock grant activity for the year ended December 31, 2012:

	Restricted Stock Awards	Restricted Stock Units
Outstanding at December 31, 2010	—	—
Granted	210	180
Vested	(173)	(170)
Forfeited and expired	—	—

Outstanding at December 31, 2011	37	10
Granted	—	—
Vested	(35)	(10)
Forfeited and expired	—	—

Outstanding at December 31, 2012	2	0

Outstanding and expected to vest as of December 31, 2012	2	0

As of December 31, 2012, total unrecognized compensation expense related to Restricted Stock Awards is $1 [2011 — $25]. This expense is expected to be recognized in the first quarter of 2013. As of December 31, 2012, total unrecognized compensation expense related to Restricted Stock Units is $0 [2011 — $7]. The aggregate intrinsic value of Restricted Stock Awards and Restricted Stock Units outstanding and expected to vest is $0 and $0, respectively, at December 31, 2012. The weighted-average grant date fair value for both Restricted Stock Awards and Restricted Stock Units was $0.69.

7. STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50 million shares of preferred stock, with a par value of $0.0001. There are no shares of preferred stock issued or outstanding as of December 31, 2012.

Stock Purchase Warrants

The Company adjusts the share-based payment liability to the fair value each reporting period. The warrants outstanding at December 31, 2011 expired in March and April 2012. The fair value adjustment for the stock purchase warrants did not materially affect net loss or loss per share in the consolidated statement of operations for the years ended December 31, 2012, 2011, or 2010.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

The following table and related information summarizes the Company’s stock purchase warrants at December 31, 2012 and the stock purchase warrant activity for the three years ended December 31, 2011, 2010 and 2009:

	Number Outstanding	Weighted-Average Exercise Price per Share
Warrants outstanding at December 31, 2009	21,067,339	$2.99
Expired	(2,175,243)	2.93

Warrants outstanding at December 31, 2010	18,892,096	$2.99
Expired	(3,299,996)	2.31

Warrants outstanding at December 31, 2011	15,592,100	$3.14
Expired	(15,592,100)	3.14

Warrants outstanding at December 31, 2012	—	$—

All outstanding warrants were fully amortized in 2009 thus the Company did not recognize any related compensation expense during 2010, 2011, and 2012. The Company did not record any gain or loss in 2012 for the change in the fair value of the warrants with exercise prices that are denominated in Canadian dollars [2011 — $(129), 2010 — $(662)].

8. DERIVATIVE INSTRUMENTS

Derivative Liabilities

The Company currently does not hold derivative instruments to manage its exposure to commodity prices. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. All derivative financial instruments are recognized on the consolidated balance sheets at fair value. Changes in fair value are recognized in earnings if they are not eligible for hedge accounting or other comprehensive income if they qualify for cash flow hedge accounting.

A Black-Scholes option-pricing model was used to obtain the fair value of the Company’s stock purchase warrants. The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying consolidated balance sheets were $0 at December 31, 2011. The remaining warrants expired in the second quarter of 2012.

The effect of derivative instruments not designed as hedging instruments on the accompanying consolidated statements of operations was $0 for the year ended December 31, 2012 [2011 — $(129), 2010 — $(662)].

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

The fair value of the share-based payment liability, as described in Note 7, is based on unobservable inputs in which little or no market data exists therefore, it is classified as Level 3.

The following table summarizes the change in the fair values of the share-based payment liability categorized as Level 3:

Beginning balance, December 31, 2008	$675
Change in fair value 2009	116
Change in fair value 2010	(662)
Change in fair value 2011	(129)
Change in fair value 2012	—

Balance at December 31, 2012	$—

At December 31, 2012 and 2011, the carrying amounts of cash and cash equivalents, restricted cash and trade payables represented fair value because of the short-term nature of these instruments.

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

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

Subsequently, on January 24, 2013 GeoCam shareholders approved a capital increase totaling $1.2 million, and the capital will be funded with multiple cash calls. Geovic will be expected to pay 60.5% of the capital increase which is approximately $0.7 million. On February 14, 2013 the first cash call totaling approximately $0.4 million, of which Geovic paid approximately $0.2 million, was completed.

The noncontrolling interest balance of approximately $9.0 million at December 31, 2012 [2011 – $9.9 million, 2010 – $10.7 million] represents the balance from the completed capital increases contributed by the noncontrolling interest as described above. The difference between the amounts contributed and the balance at December 31, 2012 represents the noncontrolling interest share of the actual expenditures from January 1, 2007 through December 31, 2012.

11. INCOME TAXES

Income taxes

Pretax loss from continuing operations in 2012, 2011, and 2010 are as follows (in thousands):

	2012	2011	2010
Domestic loss before taxes	$6,572	$7,053	$6,817
Foreign loss before taxes	5,469	11,714	18,351

Total loss before taxes	$12,041	$18,767	$25,168

Our income tax benefits consisted of the following (in thousands):

	2012	2011	2010
Current:
United States Federal and State	$—	$—	$—
Foreign	—	—	—

Total current income tax benefits	$—	$—	$—

Reconciliation of statutory tax rates and income tax benefits at those rates to the effective income tax rates and income tax benefits reported in the statement of earnings is as follows (in thousands):

	2012		2011		2010
Tax at US statutory rate	35.0%	$(4,215)	35.0%	$(6,569)	35.0%	$(8,809)
State taxes net of federal benefit	1.6%	(195)	1.3%	(279)	1.2%	(295)
Non-deductible expenses	(0.2%)	29	(0.8%)	154	(0.5%)	116
Change in valuation allowance	(22.8%)	2,743	(14.7%)	2,854	(10.8%)	2,722
Foreign tax rate differences	0.0%	1	0.0%	1	0.0%	1
Tax holiday	(9.2%)	1,110	(18.2%)	3,499	(24.9%)	6,100
Other	(4.4%)	527	(2.6%)	340	0.0%	165

		$—		$—		$—

The Company’s 60.5% owned subsidiary, GeoCam, is currently in the exploration phase of mining operations in Cameroon. GeoCam is currently under a tax regime under which certain Cameroon tax benefits are available. While in the exploration phase, it is the understanding of the Company that GeoCam is under a tax holiday with a

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

0% tax rate. Also, once GeoCam enters the operational phase and for 12 years thereafter, they will be subject to income taxes at 50% of the statutory rate. The tax holiday had no impact on earnings per share for the year ended December 31, 2012. If the Cameroon tax authorities determine our understanding of the tax holiday is not correct and GeoCam had generated tax assets, these would be offset by a full valuation allowance.

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

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2012	2011	2010
Deferred income tax assets:
Exploration costs	$4,406	$3,649	$2,880
Net operating loss and tax credit carryforwards	14,160	12,145	9,735
Accrued Expenses	134	69	71
Stock-based compensation	—	—	215
Excess of capital loss over capital gain	3	3	3

Deferred income tax asset	18,703	15,866	12,904
Deferred income tax liabilities:
Unrealized foreign currency exchange	(5)	(1)	—
Stock based compensation	(237)	(107)	—

Deferred income tax liability	(242)	(108)	—
Valuation allowance	(18,461)	(15,758)	(12,904)

Net deferred income tax asset (liability)	$—	$—	$—

The Company has net operating losses in the United States, France, and New Caledonia. As a result, these entities have net deferred tax assets. The Company has provided a valuation allowance to reduce these deferred tax assets based on the uncertainty of generating future taxable income.

The net operating losses available as of December 31, 2012 to offset future taxable income in the United States, New Caledonia, and France are $33.7 million, $2.4 million, and $214, respectively. The income tax rate for France is 33.33%, and the income tax rate for New Caledonia is 35%. The net operating losses generated in the U.S. expire beginning in 2020 if not utilized. The net operating losses generated in France expire beginning in 2013. The net operating losses generated in New Caledonia may be carried forward indefinitely. The net operating losses may be subject to Section 382 limitations.

The consolidated financial statements do not reflect a carry-forward benefit of $201 associated with windfall stock option expense which arose in the period from January 1, 2012 to December 31, 2012 [2011 — $201, 2010 — $77]. In accordance with the ASC 718, the Company is not permitted to benefit from stock option expense until it is a cash taxpayer. The Company is not expected to be a cash taxpayer in the United States in the immediate future.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

As of December 31, 2012, we had no unrecognized tax benefits and recognized $0 in interest and penalties in income tax expense in accordance with ASC Topic 740.

We are subject to examination by numerous taxing authorities in jurisdictions such as Cameroon, France and the U.S. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before 2008.

12. LOSS PER SHARE

Basic loss per share has been computed by dividing the net loss applicable to the Company’s common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by including the dilutive effect of common stock that would be issued assuming exercise of the outstanding stock options and stock purchase warrants. Shares underlying all outstanding options and warrants for the three years ended December 31, 2012, 2011, and 2010 are excluded from the computation of diluted loss per share because the effect would have been anti-dilutive. The remaining warrants expired in the second quarter of 2012 and are no longer considered for potential dilution in 2012.

13. RELATED PARTY TRANSACTIONS

[a]	On June 15, 2009, Geovic, Ltd., entered into an agreement with Mineral Services, LLC which was amended effective December 31, 2009 and June 15, 2010, related to project development, technical, financing, and marketing services. Mineral Services, LLC is owned by Michael Mason, a director of the Company. Total fees paid to Mineral Services, LLC under the agreement during 2012 were $0 [2011 – $6; 2010 – $112]. Michael Mason became Chief Executive Officer of the Company on January 21, 2011 and, as a result, the consulting agreement was cancelled at that time.

[b]	Geovic held an option granted in 2006 to acquire the 0.5% ownership interest in GeoCam held by William A. Buckovic, an officer and director of the Company and Geovic. Under the option agreement, Geovic was obligated to pay all GeoCam capital increases on behalf of Mr. Buckovic to maintain his ownership interest in GeoCam. Effective September 2010, the Company exercised its right to acquire the 0.5% ownership interest in GeoCam by issuing 139,000 shares of the Company with an estimated fair value of approximately $85 to Mr. Buckovic. As the shares were issued for no cash proceeds nor generated any change in noncontrolling interest, no change in equity is reflected in the financial statements. As a result of exercising the right to purchase the 0.5% ownership interest in 2010, the Company fully owned the 60.5%. During the year ended December 31, 2012 Geovic paid $0 in the cash calls on behalf of a related party [2011 — $0; 2010 — $55].

[c]	GeoCam entered into a professional and management services contract with Société Nationale d’Investissement du Cameroun (“S.N.I.”), the holder of 20% and representative of other holders of an additional 19.5% of the outstanding shares of GeoCam that was effective for fiscal years 2011 and 2010. The services were for government relations and administrative matters related to project development. No agreement was entered into for 2012. GeoCam has expensed $0 during 2012 under the service contract [2011 – $328, 2010 — $328]. In addition, we incurred $0 of other expenses with S.N.I. in 2012 [2011 – $31, 2010 — $20].

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

14. COMMITMENTS AND CONTINGENCIES

[a]	In November 2009, five management level consultants or employees of GeoCam filed litigation in Cameroon, claiming approximately $2.2 million as compensation and damages as a result of termination of their services by GeoCam in connection with a reduction in workforce in February and March 2009. In April 2010 the litigation was dismissed. In July 2010 the litigation was brought by four of the claimants before one other jurisdiction and by the fifth claimant in a separate jurisdiction. On June 3, 2011, the High Court of Abong-Mbang, the court before which four of the matters were pending entered judgments in favor of the four claimants totaling CFA 780,339,500 (approximately $1.6 million at December 31, 2012). On November 14, 2011, the High Court of Mfoundi, Yaoundé, the court before which the fifth matter was pending entered a judgment in favor of the claimant totaling CFA 118,804,219 (approximately $0.2 million at December 31, 2012). GeoCam appealed all five matters to the next highest appellate court in Cameroon, the Court of Appeal of the East Region at Bertoua as to the four claimants and the Court of Appeal of the Center Region at Yaoundé as to the fifth matter.

The Court of Appeal before which the fifth matter was pending authorized CFA 51,851,813 (approximately $0.1 million at December 31, 2012) of GeoCam funds to be attached for the benefit of the claimant in the second quarter of 2012, and placed in a restricted account at GeoCam’s bank pending resolution of the case. GeoCam has sought unsuccessfully to have this restriction lifted. The appeal of this case has not been decided by the court as of the date this report is filed.

The Court of Appeal before which the other four appeals were pending made awards favoring the four claimants totaling CFA 125,062,887 (approximately $0.3 million at December 31, 2012) in the fourth quarter of 2012. GeoCam has filed appeals in all four matters which stayed enforcement of the judgments pending resolution of the appeals. This Court of Appeal also authorized CFA 108,949,204 (approximately $0.2 million at December 31, 2012) in GeoCam funds to be attached for the benefit of the claimants and placed in a restricted account at GeoCam’s bank pending final resolution of the appeals. This court has thus far denied GeoCam’s request to lift the restriction on the funds.

These restricted funds for all five claimants totaling approximately $0.3 million are included as restricted cash on our consolidated balance sheets. The Company believes all contractual and other obligations to the five individual claimants were satisfied and that all five of the appeals will ultimately be resolved favorably to GeoCam. Given the judgments, we believe it could be deemed probable that the outcome will be unfavorable to GeoCam and, therefore, GeoCam accrued approximately $0.3 million for the matters as of December 31, 2012 in our consolidated financial statements. It is reasonably possible that an additional amount up to approximately $0.2 million could be awarded to the claimants in these matters.

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

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

[d]	The Company has engaged a provider of legal and consulting services in connection with the Nkamouna Project. The Company has agreed to pay a fixed quarterly fee and reimbursement of travel expenditures; the payment for any additional services will be contingent upon completion of a successful transaction. The contingent success fee as of December 31, 2012 is €0.35 million (equivalent to approximately $0.46 million).

[e]	The Company has engaged a consultant to provide consulting services in connection with the Nkamouna Project. The Company has agreed to pay a contingent fee of approximately $0.2 million upon completion of a successful transaction.

[f]	The Company and its subsidiaries have been providing support to provide persons living in Cameroon, New Caledonia and Papua New Guinea with social, sports, education and health infra-structure to promote their wellbeing. This support has been provided through contracting with GeoAid International Inc. and/or its affiliate GeoAid Cameroon (“GeoAid”), non-profit international humanitarian organizations. During the year ended December 31, 2012 the Company contributed $164 [2011 — $0.4 million, 2010 — $0.4 million] to GeoAid. While the Company is not legally obligated to contribute a specific amount, the Company was a primary financial contributor to GeoAid in 2012, 2011 and 2010.

[g]	GeoCam, entered into purchase orders for mining equipment in 2008 for obligations totaling €615 and deposited €99 toward the purchases. In 2009, GeoCam requested delay of the delivery of the equipment to 2010 or thereafter. The sellers agreed to accept the delay and keep the deposit for future use. No formal agreement to delay delivery has been completed. No liabilities were accrued in 2011 or 2012 for these commitments. In 2010, GeoCam utilized €55 of the deposits toward vehicle purchases.

[h]	The Company is committed to future minimum rent and lease payments under operating lease agreements for office space in Denver and Grand Junction, Colorado, USA, Noumea, New Caledonia, and Yaoundé, Cameroon. The Company leases all its facilities and certain assets under operating leases. Minimum future rental obligations existing under these operating leases at December 31, 2012 are as follows:

2013	$145
2014 and Thereafter	0

Rent expense for 2012, 2011 and 2010 was $522, $464 and $487, respectively.

15. SUBSEQUENT EVENTS

On January 24, 2013 GeoCam shareholders approved a capital increase totaling $1.2 million, and the capital will be funded with multiple cash calls. Geovic will be expected to pay 60.5% of the capital increase which is approximately $0.7 million. On February 14, 2013 the first cash call totaling approximately $0.4 million, of which Geovic paid approximately $0.2 million, was completed.