Form 10-Q
period 2013-03-31
GEOVIC MINING CORP.
filed 2013-05-10
CIK 1398005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

106,639,602 Shares of Common Stock, $0.0001 par value, were outstanding at May 6, 2013

Geovic Mining Corp.

(an exploration stage company)

FORM 10-Q

For the Three Months Ended March 31, 2013

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except per share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,478	$4,259
Restricted cash	437	427
Prepaid expenses	308	495
Other	93	93

Total current assets	3,316	5,274

Property, plant and equipment, net [note 5]	2,120	2,316
Deposits	278	251

Total assets	$5,714	$7,841

LIABILITIES
Current liabilities:
Accrued liabilities and other payables	$608	$764
Related party payable	359	359

Total current liabilities	967	1,123

Other liabilities	720	720

Total liabilities	1,687	1,843

Commitments and contingencies [note 13]

EQUITY
Stockholders’ equity:
Common stock, par value of $0.0001, 200 million shares authorized and 106.6 and 106.6 million shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	11	11
Additional paid-in capital	110,581	110,577
Deficit accumulated during the exploration stage	(115,457)	(113,563)

Total stockholders’ equity	(4,865)	(2,975)
Noncontrolling interest [note 10]	8,892	8,973

Total equity	4,027	5,998

Total liabilities and equity	$5,714	$7,841

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	Three months ended March 31,		Unaudited Period from November 16, 1994 (inception) to March 31, 2013
	2013	2012
Expenses (Income)
Exploration costs [note 4]	$680	$1,151	$94,556
General and administrative	1,291	2,081	46,507
Stock-based compensation [note 6]	4	53	18,701
Change in fair value of warrants	—	—	(675)
Interest and bank charges	4	6	413
Depreciation	204	228	4,671
Mineral property impairment	—	—	3,244

Total expenses	2,183	3,519	167,417
Other income	(48)	(243)	(1,729)
Loss on disposal of assets	1	2	333
Interest income	—	(4)	(4,861)

Net loss before income taxes	(2,136)	(3,274)	(161,160)
Income tax expense (benefit) [note 11]	—	—	(65)

Consolidated net loss	$(2,136)	$(3,274)	$(161,095)
Less: Net loss attributed to the noncontrolling interest	(242)	(291)	(31,644)

Net loss attributed to Geovic stockholders	$(1,894)	$(2,983)	$(129,451)

Net loss per share	$(0.02)	$(0.03)

Weighted average shares outstanding	106,639,602	106,497,329

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except share amounts)

	Common Stock		Additional paid-in capital	Deficit	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2011	106,357,754	$11	$110,430	$(102,775)	$9,946	$17,612

Vesting of restricted stock [note 6]	100,000	—	—	—	—	—
Stock options exercised [note 6]	181,848	—	36	—	—	36
Stock-based compensation [note 6]	—	—	111	—	—	111
Noncontrolling interest contribution	—	—	—	—	280	280
Net loss for year	—	—	—	(10,788)	(1,253)	(12,041)

Balance, December 31, 2012	106,639,602	$11	$110,577	$(113,563)	$8,973	$5,998

Vesting of restricted stock [note 6]	—	—	—	—	—	—
Stock options exercised [note 6]	—	—	—	—	—	—
Stock-based compensation [note 6]	—	—	4	—	—	4
Noncontrolling interest contribution	—	—	—	—	161	161
Net loss	—	—	—	(1,894)	(242)	(2,136)

Balance, March 31, 2013	106,639,602	$11	$110,581	$(115,457)	$8,892	$4,027

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,		Unaudited Period from November 16, 1994 (inception) to March 31, 2013
	2013	2012
OPERATING ACTIVITIES
Consolidated net loss	$(2,136)	$(3,274)	$(161,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	204	228	4,671
Stock-based compensation expense	4	53	18,701
Change in fair value of warrants	—	—	(675)
Loss on disposal of assets	1	2	333
Mineral property impairment	—	—	3,244
Changes in non-cash operating working capital:
Decrease (increase) in restricted cash	(10)	—	(437)
Decrease (increase) in prepaid expenses	187	7	(308)
Decrease (increase) in other assets	—	(54)	(93)
Decrease (increase) in deposits	(27)	—	(278)
Increase (decrease) in accrued liabilities and other payables	(156)	488	608
Increase (decrease) in related party payable	—	2	359
Increase (decrease) in other liabilities	—	(7)	720

Cash used in operating activities	(1,933)	(2,555)	(134,250)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(9)	(77)	(7,185)
Proceeds on sale of assets	—	—	60
Acquisition of mineral leases	—	—	(3,244)

Cash provided by/(used in) investing activities	(9)	(77)	(10,369)
FINANCING ACTIVITIES
Noncontrolling interest contribution	161	—	40,536
Proceeds from issuance of common stock and preferred stock	—	—	95,589
Cash paid to rescind exercise of stock options	—	—	(15)
Proceeds from issuance of stock purchase warrants	—	—	16,168
Proceeds from exercise of stock options and stock purchase warrants	—	36	2,564
Stock issue costs	—	—	(7,745)

Cash provided by financing activities	161	36	147,097

Net increase (decrease) in cash	(1,781)	(2,596)	2,478
Cash, beginning of period	4,259	15,554	—

Cash, end of period	$2,478	$12,958	$2,478

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

We have been closely monitoring our fixed and variable costs and have restricted such costs to those expenses that are necessary to complete activities related to securing project financing or a strategic investment for the Nkamouna Project, to identify opportunities to generate cash from our existing exploration properties and additional sources of working capital in support of such activities. Management and the Board of Directors have implemented a number of cash conservation strategies for the Company and GeoCam. The most significant cost reductions compared to the previous quarter are our reduction of expenditures at GeoCam and at our exploration prospects. We have reduced GeoCam project expenses to incur only necessary expenditures, primarily limited to securing the site, environmental monitoring, defending against the litigation described in Note 13(a), and supporting potential financial and strategic investor due diligence efforts. This has significantly reduced the level of GeoCam cash requirements for 2013.

We are seeking to realize value for the Cameroonian assets and have shifted the Company’s focus to a prospect generation and strategic investment business model. Since our position in GeoCam would likely be significantly diminished or completely eliminated through strategic investment, the future direction for the Company will be to identify new exploration prospects, minimally develop and prioritize existing and new prospects, and sell or joint venture further exploration and development of those prospects to others. The Company intends to take prospects to a level where they can be timely monetized through strategic investments by others who have the resources to complete advanced exploration, permitting and development.

Our consolidated unrestricted cash balance at March 31, 2013 was approximately $2.5 million. We anticipate that the Company will be able to satisfy the cash requirements of its operations into the third quarter of 2013 with current cash resources assuming that expenditures in GeoCam are reduced to a minimum level, either because we complete a successful sale of our interest in the Nkamouna Project or we place it on a “care and maintenance” status and further reduce our level of expenditures.

Our near-term expenses could be greater than projected and we may be unable to generate additional proceeds through the sale of part or all of our interest in the Nkamouna Project to a strategic partner or future business transactions on our exploration prospects. We may not be successful in completing such a sale on a timely basis, or in entering into sale or joint venture transactions involving our other exploration prospects on acceptable terms. Further, possible transactions to raise additional capital through the issuance of equity may not be available and would be dilutive to our shareholders. If we are unable to obtain additional capital, we will need to seek to further curtail our operations, to the extent possible, in order to preserve working capital, which could materially harm our business and our ability to achieve cash flow in the future, and we may need to cease operations.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

2. BASIS OF PRESENTATION AND GOING CONCERN

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X and accordingly do not include all disclosures required for annual financial statements. These interim condensed consolidated financial statements follow the same significant accounting policies and methods of application as the Company’s audited annual consolidated financial statements as included in the Company’s annual report on Form 10-K for the year ended December 31, 2012 (the “Annual Financial Statements”). The interim condensed consolidated financial statements should be read in conjunction with the Annual Financial Statements.

These financial statements have been prepared on a going concern basis and do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has limited cash resources and has not established an ongoing source of revenue sufficient to cover operating costs and has incurred losses since inception, which raises substantial doubt about our ability to continue as a going concern after the second quarter 2013. As discussed in Note 1, Nature of Business and Continuance of Operations, we are pursuing a strategic investment which would result in our selling some or all of our interest in the Nkamouna Project to a third party which, if successful, could assist us in covering our operating costs through at least December 31, 2013. Our ability to continue as a going concern is dependent upon a sale of some or all of our interest in the Nkamouna Project, entering into sale or joint venture transactions involving our other exploration prospects on acceptable terms, and/or obtaining the necessary financing through the issuance of equity to meet our current obligations arising from normal business operations when they come due.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation of the Company’s financial condition have been included. Operating results for this interim period are not necessarily indicative of the result that may be expected for the full year ending December 31, 2013.

3. LOSS PER SHARE

Loss per share is computed by dividing net loss attributed to Geovic stockholders by the weighted average number of common shares outstanding during the period. Stock options will be dilutive when the Company has income from continuing operations and when the average market price of the common shares during the period exceeds the exercise price of the options and warrants. Due to the net loss attributed to Geovic for all periods presented, the stock options and warrants have been anti-dilutive and, therefore, not included in the loss per share calculations. All outstanding warrants expired in the second quarter of 2012 and are no longer considered for potential dilution in 2013.

4. EXPLORATION COSTS

Exploration costs relate to the search for mineral deposits with economic potential. Exploration costs are expensed as incurred. GeoCam gained exclusive rights for the exploitation of the cobalt and nickel deposits with the granting of a Mining Convention by the government of Cameroon on August 1, 2002. The Mining Convention grants GeoCam the exclusive rights to mine, process, and export cobalt, nickel and related substances from lands subject to a Mining Permit, which was granted by decree on April 11, 2003. The Mining Convention, which has a primary term of 25 years, sets forth all legal and fiscal provisions governing the mining operation. It is renewable under certain conditions in 10-year increments for the life of the resource. In addition to exploration through GeoCam, our other projects provide opportunities for future growth through grassroots exploration.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

The following is a summary of the exploration costs incurred by the Company:

	Three Months Ended		Unaudited Period from November 16, 1994 (inception) to March 31, 2013
	March 31, 2013	March 31, 2012
Cameroon, Africa:
Property evaluation	$123	$379	$53,880
Office costs	360	405	31,905

	483	784	85,785

Other projects:
Colorado/Wyoming	—	—	2,070
Arizona	107	92	1,896
New Mexico	—	72	727
New Caledonia	72	179	3,266
Papua New Guinea	18	23	363
Other	—	1	449

	197	367	8,771

Total Exploration Costs	$680	$1,151	$94,556

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	March 31, 2013	December 31, 2012
Cameroon, Africa:
Machinery and equipment	$3,149	$3,149
Vehicles	811	811
Buildings	413	413
Furniture and equipment	527	527
Equipment in transit	—	—

	4,900	4,900
Less accumulated depreciation	(3,160)	(2,984)

	1,740	1,916

United States and Other:
Machinery and equipment	$348	$339
Vehicles	58	58
Furniture and equipment	490	492
Other	—	—

	896	889
Less accumulated depreciation	(516)	(489)

	380	400

	$2,120	$2,316

During the three months ended March 31, 2013, GeoCam rented idle equipment to a third party and recorded $48 [2012—$243] as other income in our condensed consolidated statements of operations as a result of this transaction.

6. STOCK BASED COMPENSATION

Stock options

The Company adopted a stock option plan which was amended in June 2007, 2008 and 2009 (the “Company Option Plan”), under which 18,700,000 Company shares were reserved for issuance upon exercise of options granted under the Company Option Plan. The Company Option Plan is intended to provide a means whereby the Company and its subsidiaries can attract, motivate and retain key employees, consultants, and service providers who can contribute materially to the Company’s growth and success, and to facilitate the acquisition of shares of the Company’s common stock. The Company Option Plan provides for incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code and nonqualified stock options that do not meet the requirements for incentive stock options. The Company Option Plan requires the option exercise price per share purchasable under the option to be equal to the greater of the closing price of the Company’s common shares on the Toronto Stock Exchange the day before or date of grant for all nonqualified stock options and incentive stock options. The Company has historically issued new shares when share-based awards are exercised. The following table and related information summarizes the Company’s stock options and the stock option activity for the three months ended March 31, 2013:

	Options Outstanding			Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share*
Available and outstanding at December 31, 2012	7,238,269	11,461,731	$0.84
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—

Available and outstanding at March 31, 2013	7,238,269	11,461,731	$0.84	4.58	$11

Exercisable at March 31, 2013		11,452,731	$0.84	4.58	$11
Vested or expected to vest at March 31, 2013		11,461,731	$0.84	4.58	$11

*	Some of the options are granted with Canadian dollar exercise prices, and the weighted average prices reflect the U.S. dollar equivalent prices.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

The following stock option grants were issued by the Company during the three months ended March 31, 2013 and 2012 respectively:

•

The Company did not grant any options under the Company Option Plan during 2013 and 2012. During the three months ended March 31, 2013 the Company recorded compensation expense of $3 relating to vesting of previous grants [2012—$35]. As of March 31, 2013, there was no unrecognized compensation expense related to non-vested stock based compensation granted under the Company Option Plan.

•

The weighted-average fair value per share of options granted under the Company’s Options Plan during 2013 and 2012 was $0 as no options were granted. No options were exercised in the three months ended March 31, 2013 resulting in the total intrinsic value of share options exercised of $0 [2012—$0]. The total cash received from the exercise of stock options was $0 [2012—$36].

No stock options were granted during the three months ended March 31, 2013 and 2012 resulting in no fair value estimates.

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

Stock awards

The Company adopted the 2010 Company Stock Award Plan (the “Stock Award Plan”) that was approved in June 2010. The Common Stock that may be issued pursuant to Stock Awards shall not exceed 2,000,000 shares of Common Stock. The Common Stock subject to the Stock Award Plan shall be authorized and unissued stock. Stock Awards may be granted to Employees, Directors, Officers and Consultants. Stock Awards may be granted as Restricted Stock Awards or Restricted Stock Units. During the three months ended March 31, 2013 and March 31, 2012, we did not grant any Restricted Stock Awards. During 2011, we granted 210,000 Restricted Stock Awards to certain members of the executive management team and the Board of Directors. The Restricted Stock Awards vest 40% on the grant date (January 21, 2011), 30% on the 1st anniversary of the grant date, and 30% on the 2nd anniversary of the grant date. During the three months ended March 31, 2012, we accelerated the vesting of 12,000 shares issued to one member of the Board of Directors after he resigned in the first quarter. For the three months ended March 31, 2013, the Company recognized compensation expense of $1 [2012—$11] related to the Restricted Stock Awards. Also during the three months ended March 31, 2013 and March 31, 2012, we did not grant any Restricted Stock Units. During 2011, we issued 180,000 Restricted Stock Units to certain members of the Board of Directors. The Restricted Stock Units vested on the first anniversary of the grant date. The shares will be issued to the recipient on the earlier of their termination date or on the third anniversary of the grant date. During the three months ended March 31, 2013 no shares were issued. During the three months ended March 31, 2012, 100,000 shares were issued to two members of the Board of Directors who resigned in the first quarter. For the three months ended March 31, 2013, the Company recognized no compensation expense as they were fully expensed during 2012 [2012—$7] related to the Restricted Stock Units.

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

7. STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50 million shares of preferred stock, with a par value of $0.0001. There are no shares of preferred stock issued or outstanding as of March 31, 2013.

8. DERIVATIVE INSTRUMENTS

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

At March 31, 2013 and December 31, 2012, the carrying amounts of cash and cash equivalents, restricted cash and trade payables represented fair value because of the short-term nature of these instruments.

10. NONCONTROLLING INTEREST

During the three months ended March 31, 2012, GeoCam completed no cash calls and there were no remaining authorized calls to be made.

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

Subsequently, on April 17, 2013 the second cash call totaling approximately $0.4 million, of which Geovic paid approximately $0.2 million, was completed.

The noncontrolling interest balance of approximately $9.0 million at March 31, 2013 [December 31, 2012—$9.0 million] represents the balance from the capital increases contributed by the noncontrolling interest as described above. The difference between the amounts contributed and the balance at March 31, 2013 represents the noncontrolling interest share of the actual expenditures from January 1, 2007 through March 31, 2013.

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

There was no benefit from income taxes in the three months ended March 31, 2013 and during the same period in 2012. The effective tax rate was 0% for the three months ended March 31, 2013 and for the same period in 2012. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, change in valuation allowance offsetting foreign and domestic operating losses and foreign taxes at rates other than 35%.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the three months ended March 31, 2013, the Company recognized no potential interest or penalties with respect to unrecognized tax benefits.

The Company had no unrecognized tax benefit as of March 31, 2013 or change in unrecognized tax benefits that would impact the effective rate. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the remainder of the year.

12. RELATED PARTY TRANSACTIONS

GeoCam entered into a professional and management services contract with Société Nationale d’Investissement du Cameroun (“SNI”), the holder of 20% and representative of other holders of an additional 19.5% of the outstanding shares of GeoCam, that was effective for fiscal year 2011. The services were for government relations and administrative matters related to project development. No agreement has been entered into for 2013 or 2012, therefore no expense has been recorded.

13. COMMITMENTS AND CONTINGENCIES

[a]	In November 2009, five management level consultants or employees of GeoCam filed litigation in Cameroon, claiming approximately $2.2 million as compensation and damages as a result of termination of their services by GeoCam in connection with a reduction in workforce in February and March 2009. In April 2010 the litigation was dismissed. In July 2010 the litigation was brought by four of the claimants before one other jurisdiction and by the fifth claimant in a separate jurisdiction. On June 3, 2011, the High Court of Abong-Mbang, the court before which four of the matters were pending entered judgments in favor of the four claimants totaling CFA 780,339,500 (approximately $1.5 million at March 31, 2013). On November 14, 2011, the High Court of Mfoundi, Yaoundé, the court before which the fifth matter was pending entered a judgment in favor of the claimant totaling CFA 118,804,219 (approximately $0.2 million at March 31, 2013). GeoCam appealed all five matters to the next highest appellate court in Cameroon, the Court of Appeal of the East Region at Bertoua as to the four claimants and the Court of Appeal of the Center Region at Yaoundé as to the fifth matter.

The Court of Appeal, before which the fifth matter was pending, authorized CFA 51,851,813 (approximately $0.1 million at March 31, 2013) of GeoCam funds to be attached for the benefit of the claimant in the second quarter of 2012 and placed in a restricted account at GeoCam’s bank pending resolution of the case. GeoCam has sought unsuccessfully to have this restriction lifted. The appeal of this case has not been decided by the court as of the date this report is filed.

The Court of Appeal before which the other four appeals were pending set aside the judgment of the lower court discussed above and awarded the four claimants an amount totaling CFA 125,062,887 (approximately $0.3 million at March 31, 2013) in the fourth quarter of 2012. GeoCam has filed appeals in all four matters which stayed enforcement of the judgments pending resolution of the appeals. This Court of Appeal also authorized CFA 108,949,204 (approximately $0.2 million at March 31, 2013) in GeoCam funds to be attached for the benefit of the claimants and placed in a restricted account at GeoCam’s bank pending final resolution of the appeals. This court has thus far denied GeoCam’s request to lift the restriction on the funds. GeoCam is considering whether to accept the decision of the Court of Appeal or settle with the four claimants.

These restricted funds for all five claimants totaling approximately $0.3 million are included as restricted cash on our consolidated balance sheets. The Company believes all contractual and other obligations to the five individual claimants were

Geovic Mining Corp.

(an exploration stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts or as otherwise stated)

satisfied; however, given the judgments, we believe it could be deemed probable that the outcome would be unfavorable to GeoCam and, therefore, GeoCam accrued approximately $0.3 million for the matters in our consolidated financial statements at the time the Court of Appeal reached its decision. It is reasonably possible that an additional amount up to approximately $0.2 million could be awarded to the claimants in these matters.

[b]	In December 2009 the Company engaged a financial advisor in connection with the financing of the Nkamouna Project. The Company agreed to pay a fixed retainer fee of $50 per month and a $0.8 million success fee upon completion. The terms of the agreement were based on the assumption that the completion would occur by December 2010. A replacement agreement with GeoCam was entered into August 2010 with substantially the same terms except the new agreement extended the date of the expected completion of financing. During the first quarter of 2012, the $50 per month retainer obligation was mutually suspended.

[c]	In January 2011, the Company engaged a financial advisor to advise it with respect to the Company’s obligations in connection with financing of the Nkamouna Project and to assist in developing arrangements with strategic investors. The Company agreed to pay a fixed retainer fee of $50 per month plus reimbursement of expenditures, and a minimum success fee of $1.0 million based on a sliding scale depending on the size of any financing transaction. During the first quarter of 2012, the $50 per month retainer obligation was mutually suspended at least until a financing transaction is underway.

[d]	The Company has engaged a provider of legal and consulting services in connection with the Nkamouna Project. The Company has agreed to pay a fixed quarterly fee and reimbursement of travel expenditures; the payment for any additional services will be contingent upon completion of a successful transaction. The contingent success fee as of March 31, 2013 is €0.35 million (equivalent to approximately $0.46 million).

[e]	The Company has engaged a consultant to provide consulting services in connection with the Nkamouna Project. The Company paid the consultant $20 in fees during the three months ended March 31, 2013 [2012—$30] and has agreed to pay a contingent fee of approximately $0.2 million upon completion of a successful transaction.

[f]	The Company and its subsidiaries have been providing support to provide persons living in Cameroon, New Caledonia and Papua New Guinea with social, sports, education and health infra-structure to promote their wellbeing. This support has been provided through contracting with GeoAid International Inc. and/or its affiliate GeoAid Cameroon (“GeoAid”), non-profit international humanitarian organizations. During the three months ended March 31, 2013 the Company made no contributions [2012—$59] to GeoAid. While the Company is not legally obligated to contribute a specific amount, the Company was a primary financial contributor to GeoAid in 2012, 2011 and 2010.

[g]	GeoCam, entered into purchase orders for mining equipment in 2008 for obligations totaling €615 and deposited €99 toward the purchases. In 2009, GeoCam requested delay of the delivery of the equipment to 2010 or thereafter. The sellers agreed to accept the delay and keep the deposit for future use. No formal agreement to delay delivery has been completed. No liabilities were accrued in 2011 or 2012 for these commitments. In 2010, GeoCam utilized €55 of the deposits toward vehicle purchases.

14. SUBSEQUENT EVENTS

The Company has evaluated all events occurring after the March 31, 2013 balance sheet date through the date of issuance of these condensed consolidated financial statements for necessary subsequent event disclosures. Two directors, Robert J. MacDonald and Gregg J. Sedun, informed the Company on May 3, 2013 that they do not intend to stand for re-election at the Company’s next Annual Meeting of Stockholders. No other items meet the requirements for subsequent event disclosures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2012 as well as with the financial and related notes and the other information appearing elsewhere in this report. As used in this report, unless the context otherwise indicates, references to “we”, “our”, “ours” and “us” refer to Geovic Mining Corp. and its subsidiaries collectively.

Overview

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an analysis of our capital resources and liquidity at March 31, 2013, and financial results for the three months ended March 31, 2013 compared to the prior period. All amounts are presented in United States dollars unless indicated otherwise. Reference should also be made to the financial statements filed with this report and the Company’s other disclosure materials filed from time to time on www.sec.gov or the Company’s website at www.geovic.net.

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

Since 2012 we have been seeking to 1) realize value for the Cameroonian assets and 2) shift the Company’s focus to a prospect generation and strategic investment business model. Since our position in GeoCam will likely be significantly diminished or completely eliminated through strategic investment upon completion of a financing transaction, the future direction for the Company will be to identify new exploration prospects, minimally develop and prioritize existing and new prospects, and sell or joint venture further exploration and development of those prospects to others. The Company expects to take prospects to a level where they can be timely monetized through strategic investments by others who have the resources and staying ability to complete advanced exploration, permitting and development.

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

At March 31, 2013 we had approximately $2.5 million of unrestricted cash and cash equivalents on a consolidated basis compared to $4.3 million at December 31, 2012 a decrease of approximately $1.8 million during the quarter. Our cash is invested in U.S. dollar deposits and highly liquid money market funds and in the Cameroon branch of a large international bank.

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

During 2012 we continued meetings with various large international businesses with respect to investment in the Nkamouna Project or the potential purchase of future off-take from the Project. The Company and the other GeoCam shareholders discussed possible strategic investment arrangements with several companies. Since the latter part of 2012 these discussions focused on one potential purchaser. These discussions are continuing and we hope will lead to a transaction under which the strategic investor would acquire most or all of our interest in GeoCam or in the Nkamouna Project directly, and would assist GeoCam to raise the additional required funding to construct the Nkamouna Project with the investor gaining preferred access to future Nkamouna Project off-take. Any cash paid by the strategic investor for part or all of our interest could be available to fund all or a portion of our remaining project equity requirements, if any, and for other corporate purposes. Under such an arrangement our interest in the Nkamouna Project could be reduced significantly or eliminated. We may consider putting the Nkamouna Project on a “care and maintenance” status later in 2013 if we have been unable to finalize and close an acceptable strategic investment arrangement.

If we are successful in selling some or all of our interest in the Nkamouna Project to a third party, our future requirement to fund GeoCam and Project construction would be reduced or eliminated and our opportunity to realize future revenue from the Nkamouna Project would also be reduced or eliminated. Some or all of the proceeds from such a sale could be available for other corporate purposes. We believe that our cash resources will satisfy our capital and liquidity requirements for Company expenses into the third quarter of 2013, depending on GeoCam’s level of activity. GeoCam’s ongoing cash expenditures are presently expected to total approximately $1.3 million for the first half of 2013, for which Geovic is responsible to fund 60.5%. However, we may not be successful in completing such a sale on a timely basis, or in entering into sale or joint venture transactions involving our other exploration prospects on acceptable terms. Further, possible transactions to raise additional capital through the issuance of equity may not be available and would be dilutive to our shareholders. If we are unable to obtain additional capital, we will need to seek to further curtail our operations, to the extent possible, in order to preserve working capital, which could materially harm our business and our ability to achieve cash flow in the future, and we may need to cease operations.

As described in Part II, Item 1, Legal Proceedings, five judgments originally totaling approximately $1.7 million against GeoCam are outstanding and are under appeal. Two separate attachments totaling $0.3 million have been allowed in two court proceedings and the funds in those amounts are now restricted until resolution of the cases. Should the judgments be upheld in full or in part upon exhaustion of final appeals, GeoCam would be required to satisfy the judgments. Funding the Geovic share would adversely affect our remaining capital resources.

GeoCam’s operating expenses are paid through capital increases approved by the shareholders of GeoCam and funded in accordance with the respective ownership interests prior to the capital increase. We will be obligated to fund 60.5% of future GeoCam capital increases while we remain a 60.5% shareholder. GeoCam completed a capital increase in October 2012 of which our share was approximately $0.4 million. An additional capital increase totaling approximately $1.2 million was approved by GeoCam shareholders in January 2013, and an initial cash call totaling approximately $0.4 million to fund an initial portion of the capital increase was completed in February 2013. Our share of the total capital increase will be approximately $0.7 million, and our share of the initial cash call was approximately $0.2 million. Subsequently, on April 17, 2013 the second cash call totaling approximately $0.4 million, of which Geovic paid approximately $0.2 million, was completed.

Based on our actual expenses during the three months ended March 31, 2013 and our forecast for the second quarter, we expect our general and administrative expenses for the first two quarters of 2013 to total approximately $2.5 million, not including any transaction costs related to a strategic partner investment in the Nkamouna Project, and that during the first two quarters of 2013 expenditures for exploration of mineral properties, or investment in other resource entities, in the United States and elsewhere will total approximately $0.9 million. We expect that a significant portion of our cash resources will be expended or committed for these purposes through the first two quarters of 2013 and that our cash balances will continue to decrease from quarter to quarter. Based on our actual expenses during the three months ended March 31, 2013 and our current planned expenditures during the second quarter, we anticipate that most of our 2012 year-end consolidated unrestricted cash and cash equivalents will be expended by the end of the second quarter 2013. We continue to implement cash conservation measures for the Company and GeoCam. If we complete a strategic partner transaction involving the Nkamouna Project or any of our other exploration prospects, this estimate would be adjusted appropriately.

We have budgeted a lower level of general and administrative and operating expenditures for the first two quarters of 2013 to reflect our limited cash. We have taken these steps with a view to assuring that our cash resources will satisfy our cash requirements into the third quarter of 2013. We have implemented a number of cash conservation strategies for the Company and GeoCam. The most significant cost reductions compared to previous years is our reduction of expenditures at GeoCam. Following completion of the feasibility study in April 2011, the significant costs of technical evaluations, consultant and testing fees and travel are no longer being incurred. We have limited the Nkamouna Project expenses, primarily to securing the site, environmental monitoring, and supporting potential strategic investor due diligence efforts. This significantly reduced the level of GeoCam cash requirements for 2013.

In the first quarter of 2012 we reduced the size of our Board of Directors to five persons, and early in 2012 we eliminated two consulting positions, agreed with a financial advisor to discontinue its services at least until a financing transaction is underway, eliminated much of our mineral and corporate marketing activities and limited travel and office expenses. In the third quarter of 2012 we moved our Denver office to a smaller, less expensive location after negotiating a termination of our existing lease. We also reduced exploration expenditures for New Caledonia. These downsizing efforts were implemented to reduce financial commitments and overheads and position the Company for success going forward.

The Company and its subsidiaries do not have any material debt or other similar obligations or commitments apart from any amounts that may become due under pending litigation in Cameroon. We believe that our present capital resources will be sufficient to satisfy the Company’s existing capital and liquidity requirements described above into the third quarter of 2013, not including any equity requirements in connection with any Nkamouna Project financing by GeoCam or satisfaction of any judgments that may be upheld in final appeals of the pending litigation. We have no standby financing arrangements currently in place. If we are unable to obtain additional capital, we will need to seek to further curtail our operations, to the extent possible, in order to preserve working capital, which could materially harm our business and our ability to achieve cash flow in the future, and we may need to cease operations.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012:

The Company had no revenue from operations and incurred losses from operations during the first quarters of 2013 and 2012, and has had no revenue from operations since inception. Until and unless we sell some or all of our interest in the Nkamouna Project or project financing for the Project is secured and construction commences, we expect to continue to reduce our operating and other expenditures.

We had a net loss attributed to Geovic stockholders of $1.9 million for the quarter ended March 31, 2013, a decrease of $1.1 million from the net loss of $3.0 million in the quarter ended March 31, 2012.

Exploration expenses decreased by $0.5 million in the quarter compared to the year earlier period, of which approximately $0.3 million represents a decrease in exploration costs in Cameroon and $0.2 million represents a decrease in exploration expense in other Company projects mainly in New Caledonia and New Mexico. Property evaluation expenses decreased approximately $0.3 million from 2012 to 2013 primarily due to the indefinite suspension of financial advising agreements in early 2012, no expenditures related to the feasibility study and technical consultants in 2013 and reductions due to scaling back activities.

General and administrative expenses decreased $0.8 million in the quarter, when compared to the first quarter of 2012. The Company has continued to reduce general and administrative expenses. The decrease is largely due a severance provision in the first quarter of 2012 and the indefinite suspension of corporate financial advising in 2012.

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

Safe Harbor Statement

Certain statements in this report constitute “forwarding-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities and Exchange Act of 1934 and applicable Canadian securities laws. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “would”, “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

All statements other than statements of historical fact, included in this report regarding our financial position, business and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note the forward looking statements with respect to exploration and mine development, construction and expansion plans, costs, grade, production and recovery rates, permitting, financing needs, the availability of financing on acceptable terms or other sources of funding, the timing of additional tests, feasibility studies and environmental permitting, estimates of mineral reserves and mineralized material; our expectations regarding the amount of capital required prior to production at the Nkamouna Project and our ability to source the required capital; success of exploration activities; permitting time lines; construction and capital costs; operating expenses; currency fluctuations; requirements for additional capital; our expectations regarding processing and marketing of future production from the Nkamouna Project; our ability to enter into off-take arrangements; government regulation of mining operations; environmental risks; unanticipated reclamation expenses; title disputes or claims; limitations on insurance coverage; commencement of mine production, anticipated expenditures in 2013; and our expectations regarding securing a potential strategic investor for, or a sale of our interest in, the Nkamouna Project and future debt and equity financing for the Project, and our ability to satisfy our cash requirements into the third quarter of 2013. Forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks and other factors include, among others, the risk factors discussed in “Risk Factors,” and other factors described in other filings with the U.S. Securities and Exchange Commission (the “SEC”) and Canadian securities regulatory authorities. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements. The forward-looking statements in this annual report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect new information, events or circumstances except as may be required under applicable securities laws.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of March 31, 2013.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting occurred during our last fiscal quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended March 31, 2013, management concluded that there were no such changes to our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In November 2009, five management level consultants or employees of GeoCam filed litigation in Cameroon, claiming approximately $2.2 million as compensation and damages as a result of termination of their services by GeoCam in connection with a reduction in workforce in February and March 2009. In April 2010 the litigation was dismissed. In July 2010 the litigation was brought by four of the claimants before one other jurisdiction and by the fifth claimant in a separate jurisdiction. On June 3, 2011, the High Court of Abong-Mbang, the court before which four of the matters were pending entered judgments in favor of the four claimants totaling CFA 780,339,500 (approximately $1.5 million at March 31, 2013). On November 14, 2011, the High Court of Mfoundi, Yaoundé, the court before which the fifth matter was pending entered a judgment in favor of the claimant totaling CFA 118,804,219 (approximately $0.2 million at March 31, 2013). GeoCam appealed all five matters to the next highest appellate court in Cameroon, the Court of Appeal of the East Region at Bertoua as to the four claimants and the Court of Appeal of the Center Region at Yaoundé as to the fifth matter.

The Court of Appeal before which the fifth matter was pending authorized CFA 51,851,813 (approximately $0.1 million at March 31, 2013) of GeoCam funds to be attached for the benefit of the claimant in the second quarter of 2012 and placed in a restricted account at GeoCam’s bank pending resolution of the case. GeoCam has sought unsuccessfully to have this restriction lifted. The appeal of this case has not been decided by the court as of the date this report is filed.

The Court of Appeal before which the other four appeals were pending set aside the judgment of the lower court discussed above and awarded the four claimants an amount totaling CFA 125,062,887 (approximately $0.3 million at March 31, 2013) in the fourth quarter of 2012. GeoCam has filed appeals in all four matters which stayed enforcement of the judgments pending resolution of the appeals. This Court of Appeal also authorized CFA 108,949,204 (approximately $0.2 million at March 31, 2013) in GeoCam funds to be attached for the benefit of the claimants and placed in a restricted account at GeoCam’s bank pending final resolution of the appeals. This court has thus far denied GeoCam’s request to lift the restriction on the funds. GeoCam is considering whether to accept the decision of the Court of Appeal or settle with the four claimants.

These restricted funds for all five claimants totaling approximately $0.3 million are included as restricted cash on our consolidated balance sheets. The Company believes all contractual and other obligations to the five individual claimants were satisfied; however, given the judgments, we believe it could be deemed probable that the outcome would be unfavorable to GeoCam and, therefore, GeoCam accrued approximately $0.3 million for the matters in our consolidated financial statements at the time the Court of Appeal reached its decision. It is reasonably possible that an additional amount up to approximately $0.2 million could be awarded to the claimants in these matters.

ITEM 1A.	RISK FACTORS.

There are no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended December 31, 2012 and through March 31, 2013, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

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

GEOVIC MINING CORP.
Registrant

May 10, 2013	By:	/s/ Michael T. Mason
Michael T. Mason
Chief Executive Officer

May 10, 2013	By:	/s/ Greg Hill
Greg Hill
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document