Form 10-Q
period 2013-06-30
GEOVIC MINING CORP.
filed 2013-08-08
CIK 1398005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

106,719,602 Shares of Common Stock, $0.0001 par value, were outstanding at August 8, 2013

Geovic Mining Corp.

(an exploration stage company)

FORM 10-Q

For the Three and Six Months Ended June 30, 2013

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except per share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,050	$4,259
Restricted cash	345	427
Prepaid expenses	299	495
Other	83	93

Total current assets	1,777	5,274

Property, plant and equipment, net [note 5]	1,923	2,316
Deposits	279	251

Total assets	$3,979	$7,841

LIABILITIES
Current liabilities:
Accrued liabilities and other payables	$599	$764
Related party payable	330	359

Total current liabilities	929	1,123
Other liabilities	720	720

Total liabilities	1,649	1,843

Commitments and contingencies [note 13]
EQUITY
Stockholders’ equity:
Common stock, par value of $0.0001, 200 million shares authorized and 106.6 and 106.6 million shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	11	11
Additional paid-in capital	110,581	110,577
Deficit accumulated during the exploration stage	(117,103)	(113,563)

Total stockholders’ equity	(6,511)	(2,975)
Noncontrolling interest [note 10]	8,841	8,973

Total equity	2,330	5,998

Total liabilities and equity	$3,979	$7,841

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,		Unaudited Period from Nov. 16, 1994 (inception) to June 30, 2013
	2013	2012	2013	2012
EXPENSES (INCOME)
Exploration costs [note 4]	$529	$1,179	$1,209	$2,330	$95,085
General and administrative	1,190	1,644	2,481	3,729	47,697
Stock-based compensation [note 6]	—	22	4	75	18,701
Change in fair value of warrants	—	—	—	—	(675)
Interest and bank charges	3	6	7	11	416
Depreciation	194	223	398	451	4,865
Mineral property impairment	—	—	—	—	3,244

Total Expenses	1,916	3,074	4,099	6,596	169,333
Other Income	(34)	(273)	(82)	(516)	(1,763)
(Gain)/Loss on disposal of asset	(28)	(1)	(27)	1	305
Interest income	—	(4)	—	(9)	(4,861)

Net loss before income taxes	(1,854)	(2,796)	(3,990)	(6,072)	(163,014)
Income tax benefit	—	—	—	—	(65)

Consolidated net loss	(1,854)	(2,796)	(3,990)	(6,072)	(162,949)

Less: Net loss attributed to the noncontrolling interest	(208)	(255)	(450)	(546)	(31,852)

Net loss attributed to Geovic stockholders	$(1,646)	$(2,541)	$(3,540)	$(5,526)	$(131,097)

Net loss per share attributed to Geovic common stockholders	$(0.02)	$(0.02)	$(0.03)	$(0.05)

Weighted average shares outstanding basic and diluted	106,639,602	106,639,602	106,639,602	106,566,917

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except share amounts)

	Common Stock		Additional paid-in capital	Deficit	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2011	106,357,754	$11	$110,430	$(102,775)	$9,946	$17,612

Vesting of restricted stock [note 6]	100,000	—	—	—	—	—
Stock options exercised [note 6]	181,848	—	36	—	—	36
Stock-based compensation [note 6]	—	—	111	—	—	111
Noncontrolling interest contribution	—	—	—	—	280	280
Net loss for year	—	—	—	(10,788)	(1,253)	(12,041)

Balance, December 31, 2012	106,639,602	$11	$110,577	$(113,563)	$8,973	$5,998

Vesting of restricted stock [note 6]	—	—	—	—	—	—
Stock options exercised [note 6]	—	—	—	—	—	—
Stock-based compensation [note 6]	—	—	4	—	—	4
Noncontrolling interest contribution	—	—	—	—	318	318
Net loss	—	—	—	(3,540)	(450)	(3,990)

Balance, June 30, 2013	106,639,602	$11	$110,581	$(117,103)	$8,841	$2,330

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,		Unaudited Period from Nov. 16, 1994 (inception) to June 30, 2013
	2013	2012	2013	2012
OPERATING ACTIVITIES
Consolidated net loss	$(1,854)	$(2,796)	$(3,990)	$(6,072)	$(162,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	194	223	398	451	4,865
Stock-based compensation expense	—	22	4	75	18,701
Change in fair value of warrants	—	—	—	—	(675)
(Gain)/Loss on disposal of assets	(28)	(1)	(27)	1	305
Writeoff of mineral leases	—	—	—	—	3,244
Changes in non-cash operating working capital:
Decrease (increase) in restricted cash	92	(100)	82	(99)	(345)
Decrease (increase) in prepaid expenses	9	(203)	196	(196)	(299)
Decrease (increase) in other assets	10	(163)	10	(217)	(83)
Decrease (increase) in deposits	(1)	16	(28)	17	(279)
Increase (decrease) in accrued liabilities and other payables	(9)	(503)	(165)	(14)	599
Increase in other liabilities	—	(8)	(29)	(15)	720
Increase (decrease) in related party payable	(29)	—	—	2	330

Cash used in operating activities	(1,616)	(3,513)	(3,549)	(6,067)	(135,866)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(98)	(9)	(176)	(7,185)
Proceeds on sale of assets	31	—	31	—	91
Acquisition of mineral leases	—	—	—	—	(3,244)

Cash used in investing activities	31	(98)	22	(176)	(10,338)
FINANCING ACTIVITIES
Noncontrolling interest contribution	157	—	318	—	40,693
Proceeds from issuance of common stock and preferred stock	—	—	—	—	95,589
Cash paid to rescind exercise of stock options	—	—	—	—	(15)
Proceeds from issuance of stock warrants	—	—	—	—	16,168
Proceeds from exercise of stock options and warrants	—	—	—	36	2,564
Stock issue costs	—	—	—	—	(7,745)

Cash provided by financing activities	157	—	318	36	147,254

Net increase (decrease) in cash	(1,428)	(3,611)	(3,209)	(6,207)	1,050
Cash, beginning of period	2,478	12,958	4,259	15,554	—

Cash, end of period	$1,050	$9,347	$1,050	$9,347	$1,050

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

As an exploration stage company, we have a history of losses, deficits and negative operating cash flows and may continue to incur losses in the future. We continue to evaluate our cash position and cash utilization. Our cash resources and ability to access additional financing will be critical to our financial condition until we begin to receive proceeds from the sale, joint venture, farm-out, or similar-type transaction involving one or more of our exploration prospects, the most significant of which is our 60.5% ownership stake in the Nkamouna Project in Cameroon. Based on the estimated capital and start-up costs of the Nkamouna Project, we presently do not have sufficient capital resources available to meet anticipated equity requirements. Our ability to raise additional capital for this purpose would depend on a number of factors, many of which would result in significant dilution of our current stockholders. Consequently, we have been proactively pursuing a strategic investment which, if successful, would result in our selling some or all of our interest in the Nkamouna Project to a third party.

On July 23, 2013 the Company announced that it had agreed to the terms and conditions of a Definitive Agreement (“DA”) with Jiangxi Rare Metals Tungsten Holdings Group Company Ltd (“JXTC”) of Nanchang, Jiangxi Province, China. JXTC is a state owned large-scale industrial enterprise with significant mining and industrial operations in cobalt, copper, tungsten, and other rare metals. The terms and conditions of the DA were agreed amongst JXTC, Societe National d’Investissement du Cameroun (SNI), (the National Investment Corporation of Cameroon) that owns or represents 39.5% of GeoCam, the Company, Geovic Ltd. and GeoCam.

The transaction contemplated by the DA establishes JXTC’s intent to acquire 60.5% of the existing shares of GeoCam pursuant to the execution of a share purchase agreement between JXTC and the Company which is expected to be subject to a variety of conditions and approvals, many of which are outside the control of the Company. There is no assurance that this agreement will be finalized or that the transaction contemplated therein will be completed. This proposed transaction would result in the complete disposition of the Company’s interest in GeoCam and the Nkamouna Project. In addition to acquiring 60.5% interest in GeoCam, JXTC would also secure 100% of the mixed cobalt-nickel sulphide product to be produced by the Nkamouna Project through a long-term arm’s length Off-Take Agreement with GeoCam. See Note 14, Subsequent Events.

We have been closely monitoring our fixed and variable costs and have restricted such costs to those expenses that are necessary to complete activities related to securing a strategic investment for the Nkamouna Project, to identify opportunities to generate cash from our existing exploration properties and additional sources of working capital in support of such activities. Management and the Board of Directors have implemented a number of cash conservation strategies for the Company and GeoCam. The most significant cost reductions compared to the previous quarter are our reduction of expenditures at GeoCam and at our exploration prospects. We have reduced GeoCam project expenses to incur only necessary expenditures, primarily limited to securing the site, environmental monitoring, defending against the litigation described in Note 13(a), and supporting potential financial and strategic investor due diligence efforts. This has significantly reduced the level of GeoCam cash requirements for 2013, although it is expected that the Company’s available cash resources will be depleted during August 2013.

As we are seeking to realize value for the Cameroonian assets we have shifted the Company’s focus to a prospect generation and strategic investment business model. Since our position in GeoCam would likely be significantly diminished or completely eliminated through strategic investment, the future direction for the Company will be to identify new exploration prospects, minimally develop and prioritize existing and new prospects, and sell or joint venture further exploration and development of those prospects to others. The Company intends to take prospects to a level where they can be timely monetized through strategic investments by others who have the resources to complete advanced exploration, permitting and development.

Our consolidated unrestricted cash balance at June 30, 2013 was approximately $1.1 million. We are endeavoring to arrange financing which would allow us to continue work on our mineral projects and pay our transaction and other expenses. If we are unable to arrange adequate financing, we may seek to further reduce our operations while we continue efforts to monetize our investment in GeoCam, or we may cease operations. Unless we arrange additional financing, we expect to exhaust our cash during August 2013.

Our near-term expenses could be greater than projected and we may be unable to generate additional proceeds through the sale of part or all of our interest in the Nkamouna Project to a strategic partner or future business transactions on our exploration prospects. We may not be successful in completing such a sale on a timely basis, or in entering into sale or joint venture transactions involving our other exploration prospects on acceptable terms. Further, possible transactions to raise additional capital through the issuance of equity may not be available and would be dilutive to our stockholders. If we are unable to obtain additional capital, we will need to seek to further curtail our operations, to the extent possible, in order to preserve working capital, which could materially harm our business and our ability to achieve cash flow in the future, and we may need to cease operations. Unless we arrange additional financing, we expect to exhaust our cash during August 2013.

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

These financial statements have been prepared on a going concern basis and do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has limited cash resources and has not established an ongoing source of revenue sufficient to cover operating costs and has incurred losses since inception, which raises substantial doubt about our ability to continue as a going concern. As discussed in Note 1, Nature of Business and Continuance of Operations, we are pursuing a strategic investment with JXTC which would result in our selling all of our interest in the Nkamouna Project which, if successful, could assist us in covering our operating costs. Our ability to continue as a going concern is dependent upon a sale of some or all of our interest in the Nkamouna Project, entering into sale or joint venture transactions involving our other exploration prospects on acceptable terms, and/or obtaining the necessary financing through the issuance of equity to meet our current obligations arising from normal business operations when they come due.

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

The following is a summary of the exploration costs incurred by the Company:

	Three Months Ended		Six Months Ended		Unaudited Period from November 16, 1994 (inception) to June 30, 2013
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Cameroon Africa:
Property evaluation	$125	$196	$247	$575	$54,004
Office costs	293	526	653	931	32,198

	418	722	900	1,506	86,202

Other Projects:
Colorado/Wyoming	—	—	—	2	2,070
Arizona	22	119	129	210	1,918
New Mexico	1	33	1	105	728
New Caledonia	76	244	149	423	3,343
Papua New Guinea	12	40	30	63	375
Other	—	21	—	21	449

	111	457	309	824	8,883

Total Exploration Costs	$529	$1,179	$1,209	$2,330	$95,085

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	June 30, 2013	December 31, 2012
Cameroon, Africa:
Machinery and equipment	$3,144	$3,149
Vehicles	811	811
Buildings	411	413
Furniture and equipment	527	527
Equipment in transit	—	—

	4,893	4,900
Less accumulated depreciation	(3,326)	(2,984)

	1,567	1,916

United States and Other:
Machinery and equipment	$348	$339
Vehicles	58	58
Furniture and equipment	490	492
Other	—	—

	896	889
Less accumulated depreciation	(540)	(489)

	356	400

	$1,923	$2,316

During the three and six months ended June 30, 2013, GeoCam rented idle equipment to a third party and recorded $34 and $82 [2012—$273 and $516] as other income in our condensed consolidated statements of operations as a result of this transaction.

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

The following table and related information summarizes the Company’s stock options and the stock option activity for the six months ended June 30, 2013:

	Options Outstanding			Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share*
Available and outstanding at December 31, 2012	7,238,269	11,461,731	$0.84
Granted	—	—	—
Exercised	—	—	—
Forfeited	570,000	(570,000)	0.72
Expired	—	—	—

Available and outstanding at June 30, 2013	7,808,269	10,891,731	$0.85	4.14	$—

Exercisable at June 30, 2013		10,891,731	$0.85	4.14	$—
Vested or expected to vest at June 30, 2013		10,891,731	$0.85	4.14	$—

*	Some of the options are granted with Canadian dollar exercise prices, and the weighted average prices reflect the U.S. dollar equivalent prices.

The following stock option grants were issued by the Company during the six months ended June 30, 2013 and 2012 respectively:

•

The Company did not grant any options under the Company Option Plan during 2013 and 2012. During the six months ended June 30, 2013 the Company recorded compensation expense of $3 relating to vesting of previous grants [2012—$53]. As of June 30, 2013, there was no unrecognized compensation expense related to non-vested stock based compensation granted under the Company Option Plan.

•

The weighted-average fair value per share of options granted under the Company’s Options Plan during 2013 and 2012 was $0 as no options were granted. No options were exercised in the six months ended June 30, 2013 resulting in the total intrinsic value of share options exercised of $0 [2012—$0]. The total cash received from the exercise of stock options was $0 [2012—$36].

No stock options were granted during the six months ended June 30, 2013 and 2012 resulting in no fair value estimates.

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

Stock awards

The Company adopted the 2010 Company Stock Award Plan (the “Stock Award Plan”) that was approved in June 2010. The Common Stock that may be issued pursuant to Stock Awards shall not exceed 2,000,000 shares of Common Stock. The Common Stock subject to the Stock Award Plan shall be authorized and unissued stock. Stock Awards may be granted to Employees, Directors, Officers and Consultants. Stock Awards may be granted as Restricted Stock Awards or Restricted Stock Units. During the six months ended June 30, 2013 and 2012, we did not grant any Restricted Stock Awards. During 2011, we granted 210,000 Restricted Stock Awards to certain members of the executive management team and the Board of Directors. The Restricted Stock Awards vest 40% on the grant date (January 21, 2011), 30% on the 1st anniversary of the grant date, and 30% on the 2nd anniversary of the grant date. During the three months ended March 31, 2012, we accelerated the vesting of 12,000 shares issued to one former Director after he resigned in the first quarter. For the six months ended June 30, 2013, the Company recognized compensation expense of $1 [2012—$16] related to the Restricted Stock Awards. Also during the six months ended June 30, 2013 and 2012, we did not grant any Restricted Stock Units. During 2011, we issued 180,000 Restricted Stock Units to certain former Directors. The Restricted Stock Units vested on the first anniversary of the grant date. The shares will be issued to the recipient on the earlier of their termination date or on the third anniversary of the grant date. During the six months ended June 30, 2013 no shares were issued. Subsequently, in July 2013, 80,000 shares were issued to two former Directors who did not stand for re-election. During the three months ended March 31, 2012, 100,000 shares were issued to two members of the Board of Directors who resigned in the first quarter. For the six months ended June 30, 2013, the Company recognized no compensation expense as they were fully expensed during 2012 [2012—$6] related to the Restricted Stock Units.

7. STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50 million shares of preferred stock, with a par value of $0.0001. There are no shares of preferred stock issued or outstanding as of June 30, 2013.

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

At June 30, 2013 and December 31, 2012, the carrying amounts of cash and cash equivalents, restricted cash and trade payables represented fair value because of the short-term nature of these instruments.

10. NONCONTROLLING INTEREST

During the six months ended June 30, 2012, GeoCam completed no cash calls and there were no remaining authorized calls to be made.

On September 26, 2012 GeoCam shareholders approved a capital increase equivalent to approximately $0.71 million. The cash call was completed on October 17, 2012, and Geovic paid approximately $0.43 million, representing 60.5% and the noncontrolling interest paid cash of approximately $0.28 million.

On January 24, 2013 GeoCam shareholders approved a capital increase totaling $1.2 million, with the capital to be funded with multiple cash calls. Geovic will be expected to pay 60.5% of the capital increase which is approximately $0.7 million.

On February 14, 2013 the first cash call totaling approximately $0.4 million, of which Geovic paid approximately $0.2 million, was completed.

On April 17, 2013 the second cash call totaling approximately $0.4 million, of which Geovic paid approximately $0.24 million, was completed.

Subsequently, on July 31, 2013 the third cash call totaling approximately $0.4 million, of which Geovic paid approximately $0.24 million, was completed. There are no remaining authorized calls to be made.

The noncontrolling interest balance of approximately $8.8 million at June 30, 2013 [December 31, 2012—$9.0 million] represents the balance from the capital increases contributed by the noncontrolling interest as described above. The difference between the amounts contributed and the balance at June 30, 2013 represents the noncontrolling interest share of the actual expenditures from January 1, 2007 through June 30, 2013.

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

There was no benefit from income taxes in the six months ended June 30, 2013 and during the same period in 2012. The effective tax rate was 0% for the six months ended June 30, 2013 and for the same period in 2012. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, change in valuation allowance offsetting foreign and domestic operating losses and foreign taxes at rates other than 35%.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the six months ended June 30, 2013, the Company recognized no potential interest or penalties with respect to unrecognized tax benefits.

The Company had no unrecognized tax benefit as of June 30, 2013 or change in unrecognized tax benefits that would impact the effective rate. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the remainder of the year.

12. RELATED PARTY TRANSACTIONS

GeoCam entered into a professional and management services contract with SNI, the holder of 20% and representative of other holders of an additional 19.5% of the outstanding shares of GeoCam, that was effective for fiscal year 2011. The services were for government relations and administrative matters related to project development. No agreement has been entered into for 2013 or 2012 therefore no expense has been recorded.

13. COMMITMENTS AND CONTINGENCIES

[a]	In November 2009, five management level consultants or employees of GeoCam filed litigation in Cameroon, claiming approximately $2.2 million as compensation and damages as a result of termination of their services by GeoCam in connection with a reduction in workforce in February and March 2009. In April 2010 the litigation was dismissed. In July 2010 the litigation was brought by four of the claimants before one other jurisdiction and by the fifth claimant in a separate jurisdiction. On June 3, 2011, the High Court of Abong-Mbang, the court before which four of the matters were pending entered judgments in favor of the four claimants totaling CFA 780,339,500 (approximately $1.5 million at June 30, 2013). On November 14, 2011, the High Court of Mfoundi, Yaoundé, the court before which the fifth matter was pending entered a judgment in favor of the claimant totaling CFA 118,804,219 (approximately $0.2 million at June 30, 2013). GeoCam appealed all five matters to the next highest appellate court in Cameroon, the Court of Appeal of the East Region at Bertoua as to the four claimants and the Court of Appeal of the Center Region at Yaoundé as to the fifth matter.

The Court of Appeal, before which the fifth matter was pending, authorized CFA 51,851,813 (approximately $0.1 million at June 30, 2013) of GeoCam funds to be attached for the benefit of the claimant in the second quarter of 2012 and placed in a restricted account at GeoCam’s bank pending resolution of the case. GeoCam has sought unsuccessfully to have this restriction lifted. The appeal of this case has not been decided by the court as of the date this report is filed.

The Court of Appeal before which the other four appeals were pending set aside the judgment of the lower court discussed above and awarded the four claimants an amount totaling CFA 125,062,887 (approximately $0.3 million at June 30, 2013) in the fourth quarter of 2012. GeoCam has filed appeals in all four matters which stayed enforcement of the judgments pending resolution of the appeals. This Court of Appeal also authorized CFA 108,949,204 (approximately $0.2 million at June 30, 2013) in GeoCam funds to be attached for the benefit of the claimants and placed in a restricted account at GeoCam’s bank pending final resolution of the appeals. This court has thus far denied GeoCam’s request to lift the restriction on the funds.

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

[b]	In December 2009 the Company engaged a financial advisor in connection with the financing of the Nkamouna Project. The Company agreed to pay a fixed retainer fee of $50 per month and a $0.8 million success fee upon completion. The terms of the agreement were based on the assumption that the completion would occur by December 2010. A replacement agreement with GeoCam was entered into August 2010 with substantially the same terms except the new agreement extended the date of the expected completion of financing. During the first quarter of 2012, the $50 per month retainer obligation was mutually suspended.

[c]	In January 2011, the Company engaged a financial advisor to advise it with respect to the Company’s obligations in connection with financing of the Nkamouna Project and to assist in developing arrangements with strategic investors. The Company agreed to pay a fixed retainer fee of $50 per month plus reimbursement of expenditures, and a minimum success fee of $1.0 million based on a sliding scale depending on the size of any financing transaction. During the first quarter of 2012, the $50 per month retainer obligation was mutually suspended at least until a financing transaction is underway.

[d]	The Company has engaged a provider of legal and consulting services in connection with the Nkamouna Project. The Company has agreed to pay a fixed quarterly fee and reimbursement of travel expenditures; the payment for any additional services will be contingent upon completion of a successful transaction. The contingent success fee as of June 30, 2013 is €0.35 million (equivalent to approximately $0.46 million).

[e]	The Company has engaged a consultant to provide consulting services in connection with the Nkamouna Project. The Company paid the consultant $35 in fees during the six months ended June 30, 2013 [2012—$60] and has agreed to pay a contingent fee of approximately $0.2 million upon completion of a successful transaction.

[f]	The Company and its subsidiaries have been providing support to persons living in Cameroon, New Caledonia and Papua New Guinea through social, sports, education and health infra-structure to promote their wellbeing. This support has been provided through contracting with GeoAid International Inc. and/or its affiliate GeoAid Cameroon (“GeoAid”), non-profit international humanitarian organizations. During the three and six months ended June 30, 2013 the Company made no contributions [2012—$90 and $149] to GeoAid. While the Company is not legally obligated to contribute a specific amount, the Company was a primary financial contributor to GeoAid in 2012, 2011 and 2010.

[g]	GeoCam, entered into purchase orders for mining equipment in 2008 for obligations totaling €615 and deposited €99 toward the purchases. In 2009, GeoCam requested delay of the delivery of the equipment to 2010 or thereafter. The sellers agreed to accept the delay and keep the deposit for future use. No formal agreement to delay delivery has been completed. No liabilities were accrued in 2011 or 2012 for these commitments. In 2010, GeoCam utilized €55 of the deposits toward vehicle purchases.

14. SUBSEQUENT EVENTS

The Company has evaluated all events occurring after the June 30, 2013 balance sheet date through the date of issuance of these condensed consolidated financial statements for necessary subsequent event disclosures.

As disclosed in Note 1, on July 23, 2013 the Company announced that it had agreed to the terms and conditions of a Definitive Agreement (“DA”) with JXTC. JXTC is a state owned large-scale industrial enterprise with significant mining and industrial operations in cobalt, copper, tungsten, and other rare metals. The terms and conditions of the DA were agreed amongst JXTC, SNI (which owns or represents 39.5% of Geovic Cameroon), the Company, Geovic Ltd. and GeoCam.

The transaction contemplated by the DA establishes JXTC’s intent to acquire 60.5% of the existing shares of GeoCam pursuant to the execution of a share purchase agreement between JXTC and the Company which is expected to be subject to a variety of conditions and approvals, many of which are outside the control of the Company. There is no assurance that this agreement will be finalized or that the transaction contemplated therein will be completed. This proposed transaction would result in the complete disposition of the Company’s interest in GeoCam and the Nkamouna Project. In addition to acquiring 60.5% interest in GeoCam, JXTC would also secure 100% of the mixed cobalt-nickel sulphide product to be produced by the Nkamouna Project through a long-term arm’s length Off-Take Agreement with GeoCam. As of the date of issuance, the share purchase agreement has not been finalized, and there is no certainty the transaction contemplated therein will be completed.

In accordance with ASC 360, Property, Plant and Equipment because the DA was entered into after the balance sheet date and prior to issuance and the share purchase agreement is not yet finalized and approved by the stockholders of the Company, the assets and liabilities of GeoCam continue to be classified as held and used as of June 30, 2013.

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

Overview

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an analysis of our capital resources and liquidity at June 30, 2013, and financial results for the three and six months ended June 30, 2013 compared to the prior period. All amounts are presented in United States dollars unless indicated otherwise. Reference should also be made to the financial statements filed with this report and the Company’s other disclosure materials filed from time to time on www.sec.gov or the Company’s website at www.geovic.net.

Business

We are engaged in the business of identifying, exploring and initially developing mineral exploration prospects. Our primary asset is a cobalt, nickel, and manganese mining project in Cameroon, Africa (the “Nkamouna Project”) held by GeoCam, our majority-owned (60.5%) subsidiary incorporated under the laws of the Republic of Cameroon. We also explore for exploitable deposits of other minerals. We hold the following early stage exploration prospects: exploration licenses in New Caledonia (chromite); state exploration permits in Arizona (gold); mineral leases and mining claims in Colorado and Wyoming (uranium); mining claims in New Mexico and California (rare earth and other specialty metals); and an exploration license in Papua New Guinea (advanced and specialty metals).

Our future success will be largely dependent on our ability to arrange a strategic investment in the Nkamouna Project. We expect that such an investment would involve the sale of some or all of our interest in the Project. We do not have available financial resources necessary to construct and open the Nkamouna Project. We are proactively pursuing a strategic investment which, if completed, would result in our selling some or all of our interest in the Nkamouna Project to a third party.

On July 23, 2013 we announced that we had agreed to the terms and conditions of a Definitive Agreement (“DA”) with JXTC of Nanchang, Jiangxi Province, China. JXTC is a state owned large-scale industrial enterprise with significant mining and industrial operations in cobalt, copper, tungsten, and other rare metals. We agreed to the terms and conditions of the DA with JXTC and SNI along with our subsidiaries Geovic Ltd. and GeoCam. GeoCam plans to develop the Nkamouna cobalt-nickel-manganese Project (the “Project”) in Cameroon, Africa.

The transaction contemplated by the DA establishes JXTC’s intent to acquire 60.5% of the existing shares of GeoCam pursuant to the execution of a share purchase agreement between JXTC and Geovic which is expected to be subject to a variety of conditions and approvals, many of which are outside our control. There is no assurance that this agreement will be finalized, or that the transaction contemplated therein will be completed. This proposed transaction would result in the complete disposition of the Company’s interest in GeoCam and the Nkamouna Project. In addition to acquiring 60.5% interest in GeoCam, JXTC would also secure 100% of the mixed cobalt-nickel sulphide product to be produced by the Nkamouna Project through a long-term arm’s length Off-Take Agreement with GeoCam. The share purchase agreement is not yet finalized and would require the approval of the stockholders of the Company.

We are endeavoring to arrange financing which would allow us to continue work on our mineral projects and pay our expenses. If we are unable to arrange adequate financing, we may seek to further reduce our operations while we continue efforts to monetize our investment in GeoCam, or we may cease operations. Unless we arrange additional financing, we expect to exhaust our cash during August 2013.

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

Two independent Directors did not stand for re-election at our annual Stockholder Meeting held in late June 2013. As a result only three persons were re-elected as Directors at the meeting, one of whom qualifies as an independent Director. We presently have two vacancies on our Board of Directors which the Board plans to fill with qualified independent persons once such persons have been identified and have agreed to become Directors. Until other independent Directors are selected, we do not have a majority of independent Directors on our Board, nor on the Board’s Audit Committee, nor as required by the TSX, nor an Audit Committee Financial Expert as defined in accordance with Section 407 of the Sarbanes-Oxley Act of 2002 and Item 407(d)(5) of Regulation S-K adopted under the Securities Exchange Act.

Capital Resources and Liquidity

Our cash resources and ability to monetize the Nkamouna Project are critical to our future financial condition. Since the completion of the feasibility study in April 2011, spending activity for the Nkamouna Project has mainly been limited to securing the Nkamouna Project site and protecting assets, continuing environmental monitoring and community development programs, and assisting potential strategic investors with their due diligence activities. We plan to continue this approach until we are reasonably satisfied that an appropriate strategic transaction for the Nkamouna Project can be completed or the Project is put on “care and maintenance” basis.

At June 30, 2013 we had approximately $1.1 million of unrestricted cash and cash equivalents on a consolidated basis compared to $4.3 million at December 31, 2012 a decrease of approximately $3.2 million during the six months ended June 30, 2013. Our cash is invested in U.S. dollar deposits and highly liquid money market funds and in the Cameroon branch of a large international bank. Unless we arrange additional financing, we expect to exhaust our cash during August 2013. Our financial statements have been prepared on a going concern basis. Our limited cash resources and inability to generate revenues necessary to cover operating expenses raises substantial doubt about our ability to continue as a going concern.

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

During 2012 we continued meetings with various large international businesses with respect to investment in the Nkamouna Project or the potential purchase of future off-take from the Project. The Company and the other GeoCam shareholders discussed possible strategic investment arrangements with several companies. Since the latter part of 2012 these discussions focused on JXTC. These discussions are continuing and we hope will lead to a transaction under which the strategic investor would acquire most or all of our interest in GeoCam or in the Nkamouna Project directly, and would assist GeoCam to raise the additional required funding to construct the Nkamouna Project with the investor gaining preferred access to future Nkamouna Project off-take. Any cash paid by the strategic investor for part or all of our interest could be available to fund all or a portion of our remaining project equity requirements, if any, and for other corporate purposes. Under such an arrangement our interest in the Nkamouna Project could be reduced significantly or eliminated. We may consider putting the Nkamouna Project on a “care and maintenance” status later in 2013 if we have been unable to finalize and close an acceptable strategic investment arrangement.

If we are successful in selling some or all of our interest in the Nkamouna Project to a third party, our future requirement to fund GeoCam and Project construction would be reduced or eliminated and our opportunity to realize future revenue from the Nkamouna Project would also be reduced or eliminated. Some or all of the proceeds from such a sale could be available for other corporate purposes. GeoCam’s ongoing cash expenditures are presently expected to total approximately $1.3 million for the first three quarters of 2013, for which Geovic is responsible to fund 60.5%. However, we may not be successful in completing such a sale on a timely basis, or in entering into sale or joint venture transactions involving our other exploration prospects on acceptable terms. Further, possible transactions to raise additional capital through the issuance of equity may not be available and would be dilutive to our stockholders. If we are unable to obtain additional capital, we will need to seek to further curtail our operations, to the extent possible, in order to preserve working capital, which could materially harm our business and our ability to achieve cash flow in the future, and we may need to cease operations. Unless we arrange additional financing, we expect to exhaust our cash during August 2013.

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

GeoCam’s operating expenses are paid through capital increases approved by the shareholders of GeoCam and funded in accordance with the respective ownership interests prior to the capital increase. We will be obligated to fund 60.5% of future GeoCam capital increases while we remain a 60.5% shareholder. GeoCam completed a capital increase in October 2012 of which our share was approximately $0.4 million. An additional capital increase totaling approximately $1.2 million was approved by GeoCam shareholders in January 2013, and an initial cash call totaling approximately $0.4 million to fund an initial portion of the capital increase was completed in February 2013. Our share of the total capital increase will be approximately $0.7 million, and our share of the initial cash call was approximately $0.2 million. On April 17, 2013 the second cash call totaling approximately $0.4 million, of which Geovic paid approximately $0.2 million, was completed. Subsequently, on July 31, 2013 the third cash call totaling approximately $0.4 million, of which Geovic paid approximately $0.2 million, was completed and there are no remaining authorized calls to be made.

Based on our actual expenses during the six months ended June 30, 2013 and our forecast for the third quarter, we expect our general and administrative expenses for the first three quarters of 2013 to total approximately $2.6 million, not including any transaction costs related to a strategic partner transaction related to the Nkamouna Project, and that during the first three quarters of 2013 expenditures for exploration of mineral properties, or investment in other resource entities, in the United States and elsewhere will total approximately $1.5 million. We expect that a significant portion of our cash resources will be expended or committed for these purposes through the first three quarters of 2013 and that our cash balances will continue to decrease from quarter to quarter. Based on our actual expenses during the six months ended June 30, 2013 and our current planned expenditures during the third quarter, we anticipate that most of our 2012 year-end consolidated unrestricted cash and cash equivalents will be expended during the third quarter 2013. We continue to implement cash conservation measures for the Company and GeoCam. If we complete a strategic partner transaction involving the Nkamouna Project or any of our other exploration prospects, this estimate would be adjusted appropriately.

We have budgeted a lower level of general and administrative and operating expenditures for the first three quarters of 2013 to reflect our limited cash. We have taken these steps with a view to assuring that our cash resources will satisfy our cash requirements into the third quarter of 2013. We have implemented a number of cash conservation strategies for the Company and GeoCam that we have described in earlier reports that we have filed. These efforts were implemented to reduce financial commitments and overheads and preserve our cash.

The Company and its subsidiaries do not have any material debt or other similar obligations or commitments apart from any amounts that may become due under pending litigation in Cameroon. We believe there is substantial doubt whether our present capital resources will be sufficient to satisfy the Company’s existing capital and liquidity requirements described above, not including any equity requirements in connection with any Nkamouna Project financing by GeoCam or satisfaction of any judgments that may be upheld in final appeals of the pending litigation. We have no standby financing arrangements currently in place. If we are unable to obtain additional capital, we will need to seek to further curtail our operations, to the extent possible, in order to preserve working capital, which could materially harm our business and our ability to achieve cash flow in the future, and we may need to cease operations. Unless we arrange additional financing, we expect to exhaust our cash during August 2013.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012:

The Company had no revenue from operations and incurred losses from operations during the first quarters of 2013 and 2012, and has had no revenue from operations since inception. Until and unless we sell some or all of our interest in the Nkamouna Project, we expect to continue to reduce our operating and other expenditures.

We had a net loss attributed to Geovic stockholders of $1.6 million for the quarter ended June 30, 2013, a decrease of $0.9 million from the net loss of $2.5 million in the quarter ended June 30, 2012.

Exploration expenses decreased by $0.6 million in the quarter compared to the year earlier period, of which approximately $0.3 million represents a decrease in exploration costs in Cameroon and $0.3 million represents a decrease in exploration expense in other Company projects mainly in New Caledonia and Arizona due to scaling back activities.

General and administrative expenses decreased $0.5 million in the quarter, when compared to the second quarter of 2012. The decrease is largely due to the termination of an office lease in 2012 and ongoing cost reductions. The Company continues to reduce general and administrative expenses.

Offsetting the decrease in expenditures, other income decreased by $0.2 million due to lower equipment rental income in Cameroon.

As an exploration stage company, we have charged our exploration and pre-construction expenses incurred for GeoCam to operations in the periods incurred and no such expenditures have been capitalized.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012:

The Company had no revenue from operations and incurred losses from operations during the six months ended June 30, 2013 and 2012, and has had no revenue from operations since inception. Until and unless we sell some or all of our interest in the Nkamouna Project, we expect to continue to reduce our operating and other expenditures.

We had a net loss attributed to Geovic stockholders of $3.5 million for the six months ended June 30, 2013, a decrease of $2.0 million from the net loss of $5.5 million in the six months ended June 30, 2012.

Exploration expenses decreased by $1.1 million in the six months ended June 30, 2013 compared to the year earlier period, of which approximately $0.6 million represents a decrease in exploration costs in Cameroon and $0.5 million represents a decrease in exploration expense in other Company projects mainly in New Caledonia, New Mexico and Arizona. Cameroon expenses decreased approximately $0.6 million from 2012 to 2013 primarily due to the indefinite suspension of financial advising agreements in early 2012, no expenditures related to the feasibility study and technical consultants in 2013 and reductions due to scaling back activities.

General and administrative expenses decreased $1.2 million in the six months ended June 30, 2013, when compared to the same period of 2012. The decrease is largely due to a severance provision in the first quarter of 2012, termination of the executive office lease in 2012, the indefinite suspension of corporate financial advising in 2012 and ongoing cost reductions. The Company continues to reduce general and administrative expenses.

Offsetting the decrease in expenditures, other income decreased by $0.4 million due to lower equipment rental income in Cameroon.

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

All statements other than statements of historical fact, included in this report regarding our financial position, business and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note the forward looking statements with respect to exploration and mine development, construction and expansion plans, costs, grade, production and recovery rates, permitting, financing needs, the availability of financing on acceptable terms or other sources of funding, the timing of additional tests, feasibility studies and environmental permitting, estimates of mineral reserves and mineralized material; our expectations regarding the amount of capital required prior to production at the Nkamouna Project and our ability to source the required capital; success of exploration activities; permitting time lines; construction and capital costs; operating expenses; currency fluctuations; requirements for additional capital; our expectations regarding processing and marketing of future production from the Nkamouna Project; our ability to enter into off-take arrangements; government regulation of mining operations; environmental risks; unanticipated reclamation expenses; title disputes or claims; limitations on insurance coverage; commencement of mine production, anticipated expenditures for the remainder of 2013; and our expectations regarding arranging a strategic investment transaction with JXTC regarding, or a sale of our interest in, the Nkamouna Project and future debt and equity financing for the Project, and the exhaustion of our cash during August 2013 if we do not obtain additional financing. Forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks and other factors include, among others, the risk factors discussed in “Risk Factors,” and other factors described in other filings with the U.S. Securities and Exchange Commission (the “SEC”) and Canadian securities regulatory authorities. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements. The forward-looking statements in this annual report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect new information, events or circumstances except as may be required under applicable securities laws.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of June 30, 2013.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting occurred during our last fiscal quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended June 30, 2013, management concluded that there were no such changes to our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In November 2009, five management level consultants or employees of GeoCam filed litigation in Cameroon, claiming approximately $2.2 million as compensation and damages as a result of termination of their services by GeoCam in connection with a reduction in workforce in February and March 2009. In April 2010 the litigation was dismissed. In July 2010 the litigation was brought by four of the claimants before one other jurisdiction and by the fifth claimant in a separate jurisdiction. On June 3, 2011, the High Court of Abong-Mbang, the court before which four of the matters were pending entered judgments in favor of the four claimants totaling CFA 780,339,500 (approximately $1.5 million at June 30, 2013). On November 14, 2011, the High Court of Mfoundi, Yaoundé, the court before which the fifth matter was pending entered a judgment in favor of the claimant totaling CFA 118,804,219 (approximately $0.2 million at June 30, 2013). GeoCam appealed all five matters to the next highest appellate court in Cameroon, the Court of Appeal of the East Region at Bertoua as to the four claimants and the Court of Appeal of the Center Region at Yaoundé as to the fifth matter.

The Court of Appeal before which the fifth matter was pending authorized CFA 51,851,813 (approximately $0.1 million at June 30, 2013) of GeoCam funds to be attached for the benefit of the claimant in the second quarter of 2012 and placed in a restricted account at GeoCam’s bank pending resolution of the case. GeoCam has sought unsuccessfully to have this restriction lifted. The appeal of this case has not been decided by the court as of the date this report is filed.

The Court of Appeal before which the other four appeals were pending set aside the judgment of the lower court discussed above and awarded the four claimants an amount totaling CFA 125,062,887 (approximately $0.3 million at June 30, 2013) in the fourth quarter of 2012. GeoCam has filed appeals in all four matters which stayed enforcement of the judgments pending resolution of the appeals. This Court of Appeal also authorized CFA 108,949,204 (approximately $0.2 million at June 30, 2013) in GeoCam funds to be attached for the benefit of the claimants and placed in a restricted account at GeoCam’s bank pending final resolution of the appeals. This court has thus far denied GeoCam’s request to lift the restriction on the funds.

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

There are no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The following additional Risk Factor should be considered.

We may run out of cash before we are able to arrange financing or complete a transaction for one of our projects.

We will receive no proceeds from a sale or other transaction for one of our projects until all conditions have been satisfied. We expect to exhaust our cash resources during August 2013, and we face the risk that we may be unable to secure financing to fund our overhead, continuing operations and project transaction costs. We plan to continue our efforts to secure financing but we presently do not have agreements from any source under which such funding will be received. If no funding can be secured, we may not be able to remain in business or complete a project sale or other transaction.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended December 31, 2012 and through June 30, 2013, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

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

GEOVIC MINING CORP.
Registrant

August 8, 2013	By:	/s/ Michael T. Mason
Michael T. Mason
Chief Executive Officer

August 8, 2013	By:	/s/ Greg Hill
Greg Hill
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document