Form 10-Q
period 2013-09-30
GEOVIC MINING CORP.
filed 2013-11-12
CIK 1398005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

106,719,602 Shares of Common Stock, $0.0001 par value, were outstanding at November 8, 2013

Geovic Mining Corp.

(an exploration stage company)

FORM 10-Q

For the Three and Nine Months Ended September 30, 2013

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except per share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$268	$4,259
Restricted cash	356	427
Prepaid expenses	143	495
Other	38	93

Total current assets	805	5,274
Property, plant and equipment, net [note 5]	1,394	2,316
Deposits	43	251

Total assets	$2,242	$7,841

LIABILITIES
Current liabilities:
Accrued liabilities and other payables [note 6]	$794	$764
Accrued payroll and related [note 6]	250	—
Short-term debt [note 7]	120	—
Accrued litigation [note 17]	250	—
Related party payable	328	359

Total current liabilities	1,742	1,123
Other liabilities	470	720

Total liabilities	2,212	1,843

Commitments and contingencies [note 17]
EQUITY
Stockholders’ equity:
Common stock, par value of $0.0001, 200 million shares authorized and 106.7 and 106.6 million shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	11	11
Additional paid-in capital	110,581	110,577
Deficit accumulated during the exploration stage	(119,208)	(113,563)

Total stockholders’ equity	(8,616)	(2,975)
Noncontrolling interest [note 12]	8,646	8,973

Total equity	30	5,998

Total liabilities and equity	$2,242	$7,841

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,		Unaudited Period from Nov. 16, 1994 (inception) to September 30, 2013
	2013	2012	2013	2012
EXPENSES (INCOME)
Exploration costs [note 4]	$702	$1,205	$1,911	$3,538	$95,787
General and administrative	1,258	1,635	3,739	5,362	48,955
Stock-based compensation [note 8]	—	19	4	94	18,701
Change in fair value of warrants	—	—	—	—	(675)
Interest and bank charges	5	4	12	14	421
Depreciation	183	221	581	672	5,048
Property, plant and equipment impairment [note 5]	309	—	309	—	309
Mineral property impairment	—	—	—	—	3,244

Total Expenses	2,457	3,084	6,556	9,680	171,790
Other Income	(9)	(166)	(91)	(683)	(1,772)
(Gain)/Loss on disposal of asset	12	249	(15)	250	317
Interest income	—	—	—	(8)	(4,861)

Net loss before income taxes	(2,460)	(3,167)	(6,450)	(9,239)	(165,474)
Income tax benefit	—	—	—	—	(65)

Consolidated net loss	(2,460)	(3,167)	(6,450)	(9,239)	(165,409)

Less: Net loss attributed to the noncontrolling interest	(355)	(330)	(805)	(876)	(32,207)

Net loss attributed to Geovic stockholders	$(2,105)	$(2,837)	$(5,645)	$(8,363)	$(133,202)

Net loss per share attributed to Geovic common stockholders	$(0.02)	$(0.03)	$(0.05)	$(0.08)

Weighted average shares outstanding basic and diluted	106,700,261	106,639,602	106,659,896	106,592,178

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except share amounts)

	Common Stock		Additional paid-in capital	Deficit	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2011	106,357,754	$11	$110,430	$(102,775)	$9,946	$17,612

Vesting of restricted stock [note 8]	100,000	—	—	—	—	—
Stock options exercised [note 8]	181,848	—	36	—	—	36
Stock-based compensation [note 8]	—	—	111	—	—	111
Noncontrolling interest contribution	—	—	—	—	280	280
Net loss for year	—	—	—	(10,788)	(1,253)	(12,041)

Balance, December 31, 2012	106,639,602	$11	$110,577	$(113,563)	$8,973	$5,998

Vesting of restricted stock [note 8]	80,000	—	—	—	—	—
Stock-based compensation [note 8]	—	—	4	—	—	4
Noncontrolling interest contribution	—	—	—	—	478	478
Net loss	—	—	—	(5,645)	(805)	(6,450)

Balance, September 30, 2013	106,719,602	$11	$110,581	$(119,208)	$8,646	$30

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,		Unaudited Period from Nov. 16, 1994 (inception) to September 30, 2013
	2013	2012	2013	2012
OPERATING ACTIVITIES
Consolidated net loss	$(2,460)	$(3,167)	$(6,450)	$(9,239)	$(165,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	183	221	581	672	5,048
Stock-based compensation expense	—	19	4	94	18,701
Change in fair value of warrants	—	—	—	—	(675)
(Gain)/Loss on disposal of assets	12	249	(15)	250	317
Property, plant and equipment impairment [note 5]	309	—	309	—	309
Writeoff of mineral leases	—	—	—	—	3,244
Changes in non-cash operating working capital:
Decrease (increase) in restricted cash	(11)	(2)	71	(102)	(356)
Decrease (increase) in prepaid expenses	156	300	352	104	(143)
Decrease (increase) in other assets	45	249	55	32	(38)
Decrease (increase) in deposits	236	55	208	71	(43)
Increase (decrease) in accrued liabilities and other payables	195	(137)	30	(152)	794
Increase in accrued payroll and related	250	—	250	—	250
Increase in accrued litigation	250	—	250	—	250
Increase (decrease) in other liabilities	(250)	(12)	(250)	(25)	470
Increase (decrease) in related party payable	(2)	(30)	(31)	(28)	328

Cash used in operating activities	(1,087)	(2,255)	(4,636)	(8,323)	(136,953)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2)	(60)	(11)	(235)	(7,187)
Proceeds on sale of assets	27	4	58	4	118
Acquisition of mineral leases	—	—	—	—	(3,244)

Cash provided by (used in) investing activities	25	(56)	47	(231)	(10,313)
FINANCING ACTIVITIES
Increase in short-term debt	120	—	120	—	120
Noncontrolling interest contribution	160	—	478	—	40,853
Proceeds from issuance of common stock and preferred stock	—	—	—	—	95,589
Cash paid to rescind exercise of stock options	—	—	—	—	(15)
Proceeds from issuance of stock warrants	—	—	—	—	16,168
Proceeds from exercise of stock options and warrants	—	—	—	36	2,564
Stock issue costs	—	—	—	—	(7,745)

Cash provided by financing activities	280	—	598	36	147,534

Net increase (decrease) in cash	(782)	(2,311)	(3,991)	(8,518)	268
Cash, beginning of period	1,050	9,347	4,259	15,554	—

Cash, end of period	$268	$7,036	$268	$7,036	$268

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

As an exploration stage company, we have a history of losses, deficits and negative operating cash flows and will continue to incur losses in the future. We continue to evaluate our cash position and cash utilization. Our ability to access additional financing will be critical to our financial condition as we attempt to obtain proceeds from the sale, joint venture, farm-out, or similar-type transaction involving one or more of our exploration prospects, the most significant of which is our 60.5% ownership stake in the Nkamouna Project in Cameroon. Based on the estimated capital and start-up costs of the Nkamouna Project, we presently do not have sufficient capital resources available to meet anticipated equity requirements. Our ability to raise additional capital for this purpose would depend on a number of factors, many of which would result in significant dilution of our current stockholders. Consequently, we have been proactively pursuing a strategic investment which, if successful, would result in our selling some or all of our interest in the Nkamouna Project to a third party.

On July 23, 2013 the Company announced that it had agreed to the terms and conditions of a Definitive Agreement (“DA”) with Jiangxi Rare Metals Tungsten Holdings Group Company Ltd (“JXTC”) of Nanchang, Jiangxi Province, China. JXTC is a state owned large-scale industrial enterprise with significant mining and industrial operations in cobalt, copper, tungsten, and other rare metals. The terms and conditions of the DA were agreed amongst JXTC, Societe National d’Investissement du Cameroun (“SNI”), the National Investment Corporation of Cameroon that owns or represents 39.5% of GeoCam, the Company, Geovic Ltd. and GeoCam.

The transaction contemplated by the DA establishes JXTC’s intent to acquire 60.5% of the existing shares of GeoCam pursuant to the execution of a share purchase agreement between JXTC and the Company, which is expected to be subject to a variety of conditions and approvals, many of which are outside the control of the Company. There is no assurance that this agreement will be finalized or that the transaction contemplated therein will be completed. This proposed transaction would result in the complete disposition of the Company’s interest in GeoCam and the Nkamouna Project. In addition to acquiring 60.5% interest in GeoCam, JXTC would also secure 100% of the mixed cobalt-nickel sulphide product to be produced by the Nkamouna Project.

We have been closely monitoring our fixed and variable costs and have restricted such costs to those expenses that are necessary to complete activities related to securing a strategic investment for the Nkamouna Project, to identify opportunities to generate cash from our existing exploration properties and to obtain additional sources of working capital in support of such activities. Management and the Board of Directors have implemented a number of cash conservation strategies for the Company and GeoCam. We have deferred payment of certain expenses and salaries in agreement with the counterparties as disclosed in Note 6. The most significant cost reductions compared to previous quarters are our reduction of expenditures at GeoCam and at our exploration prospects. We have reduced GeoCam project expenses to incur only necessary expenditures, primarily limited to securing the site, environmental monitoring, defending against the litigation described in Note 17(a), and supporting potential financial and strategic investor due diligence efforts. This has significantly reduced the level of GeoCam cash requirements for 2013. Despite the conservation strategies, it is expected that the Company’s current available cash resources will be depleted during November 2013.

As we are seeking to realize value for the Cameroonian assets, we have shifted the Company’s focus to a prospect generation and strategic investment business model. Since our position in GeoCam would likely be significantly diminished or completely eliminated through strategic investment, the future direction for the Company will be to identify new exploration prospects, minimally develop and prioritize existing and new prospects, and sell or joint venture further exploration and development of those prospects to others. The Company intends to take prospects to a level where they can be timely monetized through strategic investments by others who have the resources to complete advanced exploration, permitting and development.

Our consolidated unrestricted cash balance at September 30, 2013 was approximately $0.3 million. We are endeavoring to arrange financing which would allow us to continue work on our mineral projects and pay our transaction and other expenses. If we are unable to arrange adequate financing, we may seek to further reduce our operations while we continue efforts to monetize our investment in GeoCam, or we may cease operations which could include a bankruptcy filing. Unless we arrange additional financing, we expect to exhaust our cash during November 2013. On September 30, 2013 the Company entered into note purchase agreements (each a “Note Purchase Agreement” and collectively the “Note Purchase Agreements”) with Richard G. Buckovic, Norman C. Rose and M N Rose Credit Shelter Trust (each a “Purchaser”). Pursuant to the Note Purchase Agreements, the Company agreed to issue promissory notes (each a “Note” and collectively the “Notes”) to Richard G. Buckovic, Norman C. Rose and M N Rose Credit Shelter Trust, in the aggregate principal amount of $120, in consideration of the payment by each Purchaser of a purchase price equal to the principal amount of such Purchaser’s respective Note. The Company issued the Notes on September 30, 2013. Each Note matures on September 30, 2014, at which time the outstanding principal amount of each Note and all accrued and unpaid interest thereon is due and payable by the Company. Interest accrues on the outstanding principal balance of each Note at the rate of 200% per annum. The Company may prepay each Note, in whole or in part and without penalty, at any time upon 30 calendar days’ prior written notice. The Company is required to prepay each Note, in whole and without penalty, within five business days following the consummation of any acquisition by JXTC of the Company’s 60.5% interest in Geovic Cameroon, PLC. The Notes contain events of default and other terms and conditions. Subsequent to quarter end, on October 31, 2013 the Company entered into note purchase agreements similar to those described in Note 7 with Paul D. Rose, a Director of the Company, and Richard G. Buckovic in the aggregate principal amount of $100. Each of these Notes matures on October 31, 2014, at which time the outstanding principal amount of each Note and all accrued and unpaid interest thereon is due and payable by the Company. Interest accrues on the outstanding principal balance of each Note at the rate of 200% per annum.

Our near-term expenses could be greater than projected and we may be unable to generate additional proceeds through the sale of part or all of our interest in the Nkamouna Project to a strategic partner or future business transactions on our exploration prospects. We may not be successful in completing such a sale on a timely basis, or in entering into sale or joint venture transactions involving our other exploration prospects on acceptable terms. Further, possible transactions to raise additional capital through the issuance of equity may not be available and would be dilutive to our stockholders. If we are unable to obtain additional capital, we will need to seek to further curtail our operations, to the extent possible, in order to preserve working capital, which could materially harm our business and our ability to achieve cash flow in the future, and we may need to cease operations. Unless we arrange additional financing, we expect to exhaust our cash during November 2013.

2. BASIS OF PRESENTATION AND GOING CONCERN

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X and accordingly do not include all disclosures required for annual financial statements. These interim condensed consolidated financial statements follow the same significant accounting policies and methods of application as the Company’s audited annual consolidated financial statements as included in the Company’s annual report on Form 10-K for the year ended December 31, 2012 (the “Annual Financial Statements”) and the following. The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis is performed using the rules in ASC 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets. The interim condensed consolidated financial statements should be read in conjunction with the above and the Annual Financial Statements.

These financial statements have been prepared on a going concern basis and do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has limited cash resources and has not established an ongoing source of revenue sufficient to cover operating costs and has incurred losses since inception, which raises substantial doubt about our ability to continue as a going concern. As discussed in Note 1, Nature of Business and Continuance of Operations, we are pursuing a strategic investment with JXTC which would result in our selling all of our interest in the Nkamouna Project which, if successful, could assist us in covering our operating costs. Our ability to continue as a going concern is dependent upon a sale of some or all of our interest in the Nkamouna Project, entering into sale or joint venture transactions involving our other exploration prospects on acceptable terms, and/or obtaining the necessary financing through the issuance of equity or notes to meet our current obligations arising from normal business operations when they come due.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation of the Company’s financial condition have been included. Operating results for this interim period are not necessarily indicative of the result that may be expected for the full year ending December 31, 2013.

3. LOSS PER SHARE

Loss per share is computed by dividing net loss attributed to Geovic stockholders by the weighted average number of common shares outstanding during the period. Stock options will be dilutive when the Company has income from continuing operations and when the average market price of the common shares during the period exceeds the exercise price of the options and warrants. Due to the net loss attributed to Geovic for all periods presented, the stock options and warrants have been anti-dilutive and, therefore, are not included in the loss per share calculations. All outstanding warrants expired in the second quarter of 2012 and are no longer considered for potential dilution in 2013.

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

The following is a summary of the exploration costs incurred by the Company:

	Three Months Ended		Nine Months Ended		Unaudited Period from November 16, 1994 (inception) to September 30, 2013
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Cameroon Africa:
Property evaluation	$192	$149	$440	$724	$54,196
Office costs	249	454	901	1,385	32,447

	441	603	1,341	2,109	86,643

Other Projects:
Colorado/Wyoming	—	2	—	4	2,070
Arizona	(2)	82	128	294	1,916
New Mexico	2	46	3	151	730
New Caledonia	243	453	392	876	3,586
Papua New Guinea	18	14	47	78	393
Other	—	5	—	26	449

	261	602	570	1,429	9,144

Total Exploration Costs	$702	$1,205	$1,911	$3,538	$95,787

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	September 30, 2013	December 31, 2012
Cameroon, Africa:
Machinery and equipment	$2,990	$3,149
Vehicles	810	811
Buildings	276	413
Furniture and equipment	459	527

	4,535	4,900
Less accumulated depreciation	(3,438)	(2,984)

	1,097	1,916

United States and Other:
Machinery and equipment	$334	$339
Vehicles	53	58
Furniture and equipment	434	492

	821	889
Less accumulated depreciation	(524)	(489)

	297	400

	$1,394	$2,316

During the three months ended September 30, 2013 the Company recognized an impairment charge of $0.3 million on assets with a fair value of $0.6 million. While the Company has continually evaluated the recovery of its assets, the Company determined that an impairment was appropriate this quarter due to the recent adverse changes in the financial and business circumstances of the Company. The impairment was based on a review of the individual assets considering future cash flows and management’s best estimate of recoverable amounts. The majority of the impairment relates to assets in Cameroon ($279) due to the uncertainty of the timing of cash flows from a strategic transaction. The remainder relates to corporate assets in the United States.

The fair value was based on a consideration of future cash flows and management judgment using Level 3 inputs under ASC 820. Because of possible future adverse changes in the financial and business circumstances of the Company, it is reasonably possible that the estimate of fair value may change in the near term resulting in the need to further adjust our determination of fair value.

During the three and nine months ended September 30, 2013, GeoCam rented idle equipment to a third party and recorded $9 and $91 [2012—$166 and $683] as other income in our condensed consolidated statements of operations as a result of this transaction.

6. ACCRUED LIABILITIES AND OTHER PAYABLES/ACCRUED PAYROLL AND RELATED

The Company has entered into agreements with certain consultants to defer a portion of their fees pending the closing of a strategic partner transaction. As at September 30, 2013 the deferred fees were $68. The deferred fees are included in Accrued liabilities and other payables on the condensed consolidated balance sheets, however such amounts will not be paid or impact the cash position until one month after the closing of a strategic partner transaction involving the Company’s interest in the Cameroon project.

The Company has also deferred Directors’ fees pending the closing of a strategic partner transaction and/or a significant financing. As at September 30, 2013 the deferred fees were $46. The deferred fees are included in Accrued liabilities and other payables on the condensed consolidated balance sheets, however such amounts will not be paid or impact the cash position until the earlier of: a) receipt of proceeds from JXTC from the sale of our interest in the Cameroon project or, b) receipt of proceeds from a significant financing in an amount expected to be sufficient to cover the Company’s cash requirement for at least six months.

The Company has also entered into agreements with certain employees to defer a portion of their salaries pending the closing of a strategic partner transaction or other events. The deferred salaries were equal to $99 as at September 30, 2013. The agreements further provide for an additional incentive, and as at September 30, 2013 the deferral incentives were $151. The total of deferred salaries and deferral incentives of $250 are included in Accrued payroll and related on the condensed consolidated balance sheets, however such amounts will not be paid or impact the cash position until the earlier of: a) receipt of proceeds from JXTC from the sale of our interest in the Cameroon project, b) receipt of proceeds from a significant financing in an amount expected to be sufficient to cover the Company’s cash requirement for at least six months, or c) March 14, 2014.

7. SHORT-TERM DEBT

On September 30, 2013 the Company entered into note purchase agreements (each a “Note Purchase Agreement” and collectively the “Note Purchase Agreements”) with Richard G. Buckovic, Norman C. Rose and M N Rose Credit Shelter Trust (each a “Purchaser”).

Pursuant to the Note Purchase Agreements, the Company agreed to issue promissory notes (each a “Note” and collectively the “Notes”) to Richard G. Buckovic, Norman C. Rose and M N Rose Credit Shelter Trust, in the aggregate principal amount of $120, in consideration of the payment by each Purchaser of a purchase price equal to the principal amount of such Purchaser’s respective Note. The Company issued the Notes on September 30, 2013.

Each Note matures on September 30, 2014, at which time the outstanding principal amount of each Note and all accrued and unpaid interest thereon is due and payable by the Company. Interest accrues on the outstanding principal balance of each Note at the rate of 200% per annum. The Company may prepay each Note, in whole or in part and without penalty, at any time upon 30 calendar days’ prior written notice to the Purchaser under the Note. The Company is required to prepay each Note, in whole (but not in part) and without penalty, within five business days following the consummation of any acquisition by Jiangxi Rare Metals Tungsten Holdings Group Company Ltd of the Company’s 60.5% interest in Geovic Cameroon, PLC. The Notes contain events of default, including with respect to defaults in payment obligations and the commencement of bankruptcy proceedings, the occurrence of which may result in acceleration of the Company’s obligation to pay the outstanding principal amount of each Note and all accrued and unpaid interest thereon.

Subsequent to quarter end, on October 31, 2013 the Company entered into note purchase agreements similar to those described above with Paul D. Rose, a Director of the Company, and Richard G. Buckovic in the aggregate principal amount of $100. Each of these Notes matures on October 31, 2014, at which time the outstanding principal amount of each Note and all accrued and unpaid interest thereon is due and payable by the Company. Interest accrues on the outstanding principal balance of each Note at the rate of 200% per annum.

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

The following table and related information summarizes the Company’s stock options and the stock option activity for the nine months ended September 30, 2013:

	Options Outstanding			Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share*
Available and outstanding at December 31, 2012	7,238,269	11,461,731	$0.84
Granted	—	—	—
Exercised	—	—	—
Forfeited	570,000	(570,000)	0.72
Expired	—	—	—

Available and outstanding at September 30, 2013	7,808,269	10,891,731	$0.85	3.89	$—

Exercisable at September 30, 2013		10,891,731	$0.85	3.89	$—
Vested or expected to vest at September 30, 2013		10,891,731	$0.85	3.89	$—

*	Some of the options are granted with Canadian dollar exercise prices, and the weighted average prices reflect the U.S. dollar equivalent prices.

The following stock option grants were issued by the Company during the nine months ended September 30, 2013 and 2012 respectively:

•	The Company did not grant any options under the Company Option Plan during 2013 and 2012. During the nine months ended September 30, 2013 the Company recorded compensation expense of $3 relating to vesting of previous grants [2012—$68]. There was no unrecognized compensation expense related to non-vested stock based compensation granted under the Company Option Plan as of September 30, 2013.

•	The weighted-average fair value per share of options granted under the Company’s Options Plan during 2013 and 2012 was $0 as no options were granted. No options were exercised in the nine months ended September 30, 2013 resulting in the total intrinsic value of share options exercised of $0 [2012—$2]. The total cash received from the exercise of stock options was $0 [2012—$36].

No stock options were granted during the nine months ended September 30, 2013 and 2012 resulting in no fair value estimates.

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

During the nine months ended September 30, 2013 and 2012, we did not grant any Restricted Stock Awards. During 2011, we granted 210,000 Restricted Stock Awards to certain members of the executive management team and the Board of Directors. The Restricted Stock Awards vested 40% on the grant date (January 21, 2011), 30% on the 1st anniversary of the grant date, and 30% on the 2nd anniversary of the grant date. During the three months ended March 31, 2012, we accelerated the vesting of 12,000 shares issued to one former Director after he resigned in the first quarter. For the nine months ended September 30, 2013, the Company recognized compensation expense of $1 [2012—$20] related to the Restricted Stock Awards. They were fully expensed during the first quarter of 2013.

Also during the nine months ended September 30, 2013 and 2012, we did not grant any Restricted Stock Units. During 2011, we issued 180,000 Restricted Stock Units to certain former Directors. The Restricted Stock Units vested on the first anniversary of the grant date. The shares will be issued to the recipient on the earlier of their termination date or on the third anniversary of the grant date. During the three months ended September 30, 2013, 80,000 shares were issued to two former Directors who did not stand for re-election. During the three months ended March 31, 2012, 100,000 shares were issued to two members of the Board of Directors who resigned in the first quarter. For the nine months ended September 30, 2013, the Company recognized no compensation expense as they were fully expensed during 2012 [2012—$6] related to the Restricted Stock Units.

9. STOCKHOLDERS’ EQUITY

Common stock

The Company is authorized to issue 200 million shares of common stock, with a par value of $0.0001. There were 106,719,602 shares issued as of September 30, 2013.

Preferred stock

The Company is authorized to issue 50 million shares of preferred stock, with a par value of $0.0001. There are no shares of preferred stock issued or outstanding as of September 30, 2013.

10. DERIVATIVE INSTRUMENTS

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

11. FAIR VALUE MEASUREMENTS

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

At September 30, 2013 and December 31, 2012, the carrying amounts of cash and cash equivalents, restricted cash and trade payables and short-term notes represented fair value because of the short-term nature of these instruments.

12. NONCONTROLLING INTEREST

On September 26, 2012 GeoCam shareholders approved a capital increase equivalent to approximately $0.71 million. The cash call was completed on October 17, 2012, and Geovic paid approximately $0.43 million, representing 60.5% and the noncontrolling interest paid cash of approximately $0.28 million.

On January 24, 2013 GeoCam shareholders approved a capital increase equivalent to approximately $1.2 million, with the capital to be funded with multiple cash calls. Geovic’s 60.5% share of the capital increase was approximately $0.7 million.

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

The noncontrolling interest balance of approximately $8.6 million at September 30, 2013 [December 31, 2012—$9.0 million] represents the balance from the capital increases contributed by the noncontrolling interest as described above. The difference between the amounts contributed and the balance at September 30, 2013 represents the noncontrolling interest share of the actual expenditures from January 1, 2007 through September 30, 2013.

13. INCOME TAXES

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

There was no benefit from income taxes in the nine months ended September 30, 2013 and during the same period in 2012. The effective tax rate was 0% for the nine months ended September 30, 2013 and for the same period in 2012. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, change in valuation allowance offsetting foreign and domestic operating losses and foreign taxes at rates other than 35%.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the nine months ended September 30, 2013, the Company recognized no potential interest or penalties with respect to unrecognized tax benefits.

The Company had no unrecognized tax benefit as of September 30, 2013 or change in unrecognized tax benefits that would impact the effective rate. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the remainder of the year.

14. JOINT VENTURE

The Company has entered into the Wind Mountain Joint Venture (“WMJV”) with The Joe Scott Group (“JS Group”) for exploring, defining, developing and marketing of mining claims the Company owns in New Mexico.

The funding will be provided by the JS Group in three phases and the Company has agreed to convey and transfer all right, title and interest of 60% of the mining claims to the JS Group in such phases dependent upon continuation of the project and funding.

Per the agreement the Company assigned title to 10% of the claims upon the creation of WMJV and the initial funding by JS Group ($51 as at September 30, 2013). The agreement anticipates the transfer of a further 20% and 30% upon the election of the JS Group to continue the project funding.

The agreement is considered a collaborative arrangement between the Company and JS Group. The Company’s accounting policy for collaborative arrangements is to report any costs incurred with third parties in the statement of operations and to evaluate the income statement classification of transactions with JS Group based on the nature of the collaborative arrangement’s business operations and the contractual terms of the arrangement. The Company has previously expensed all costs related to the New Mexico claims and in accordance with ASC 932, Extractive Industries, have recorded no gain upon conveying 10% of the claims. The transfer of the mining claims to WMJV is considered equal in value to the funding in each phase and no amounts appear in the financial statements.

On October 10, 2013 the Company and the JS Group entered into a promissory note whereby the JS Group will provide the Company with $59 to establish a certificate of deposit for financial assurance in favor of the State of New Mexico related to surface disturbance on the WMJV properties. The certificate of deposit was established on November 4, 2013.

15. POSSIBLE GEOCAM TRANSACTION

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

In accordance with ASC 360, Property, Plant and Equipment because the proposed share purchase agreement described in Note 1 is not yet finalized and approved by the stockholders of the Company, the assets and liabilities of GeoCam continue to be classified as held and used as of September 30, 2013.

16. RELATED PARTY TRANSACTIONS

On October 31, 2013 the Company entered into a note purchase agreement with a Director of the Company. See disclosure in
Note 7.

GeoCam entered into a professional and management services contract with SNI, the holder of 20% and representative of other holders of an additional 19.5% of the outstanding shares of GeoCam that was effective for fiscal year 2011. The services were for government relations and administrative matters related to project development. No agreement has been entered into for 2013 or 2012 therefore no expense has been recorded.

17. COMMITMENTS AND CONTINGENCIES

[a]	In November 2009, five management level consultants or employees of GeoCam filed litigation in Cameroon, claiming approximately $2.2 million as compensation and damages as a result of termination of their services by GeoCam in connection with a reduction in workforce in February and March 2009. In April 2010 the litigation was dismissed. In July 2010 the litigation was brought by four of the claimants before one other jurisdiction and by the fifth claimant in a separate jurisdiction. On June 3, 2011, the High Court of Abong-Mbang, the court before which four of the matters were pending entered judgments in favor of the four claimants totaling CFA 780,339,500 (approximately $1.6 million at September 30, 2013). On November 14, 2011, the High Court of Mfoundi, Yaoundé, the court before which the fifth matter was pending entered a judgment in favor of the claimant totaling CFA 118,804,219 (approximately $0.2 million at September 30, 2013). GeoCam appealed all five matters to the next highest appellate court in Cameroon, the Court of Appeal of the East Region at Bertoua as to the four claimants and the Court of Appeal of the Center Region at Yaoundé as to the fifth matter.

The Court of Appeal, before which the fifth matter was pending, authorized CFA 51,851,813 (approximately $0.1 million at September 30, 2013) of GeoCam funds to be attached for the benefit of the claimant in the second quarter of 2012 and placed in a restricted account at GeoCam’s bank pending resolution of the case. GeoCam has sought unsuccessfully to have this restriction lifted. The appeal of this case has not been decided by the court as of the date this report is filed.

The Court of Appeal before which the other four appeals were pending set aside the judgment of the lower court discussed above and awarded the four claimants an amount totaling CFA 125,062,887 (approximately $0.3 million at September 30, 2013) in the fourth quarter of 2012. GeoCam has filed appeals in all four matters which stayed enforcement of the judgments pending resolution of the appeals. This Court of Appeal also authorized CFA 108,949,204 (approximately $0.2 million at September 30, 2013) in GeoCam funds to be attached for the benefit of the claimants and placed in a restricted account at GeoCam’s bank pending final resolution of the appeals. This court has thus far denied GeoCam’s request to lift the restriction on the funds.

These restricted funds for all five claimants totaling approximately $0.4 million are included as restricted cash on our consolidated balance sheets. The Company believes all contractual and other obligations to the five individual claimants were satisfied; however, given the judgments, we believe it could be deemed probable that the outcome would be unfavorable to GeoCam and, therefore, GeoCam accrued approximately $0.3 million for the matters in our consolidated financial statements at the time the Court of Appeal reached its decision. It is reasonably possible that an additional amount up to approximately $0.2 million could be awarded to the claimants in these matters.

[b]	The Company has engaged a consultant to provide consulting services in connection with the Nkamouna Project. The Company paid the consultant $46 in fees during the nine months ended September 30, 2013 [2012—$60]. The consultant has agreed to defer a portion of their fees pending the closing of a strategic partner transaction equal to $40 as at September 30, 2013. The deferred fees are accrued and will be paid per the disclosure in Note 6. Further, the Company has agreed to pay a contingent fee of approximately $0.2 million upon completion of a successful transaction.

[c]	In December 2009 the Company engaged a financial advisor in connection with the financing of the Nkamouna Project. The Company agreed to pay a fixed retainer fee of $50 per month and a $0.8 million success fee upon completion. The terms of the agreement were based on the assumption that the completion would occur by December 2010. A replacement agreement with GeoCam was entered into August 2010 with substantially the same terms except the new agreement extended the date of the expected completion of financing. During the first quarter of 2012, the $50 per month retainer obligation was mutually suspended.

[d]	In January 2011, the Company engaged a financial advisor to advise it with respect to the Company’s obligations in connection with financing of the Nkamouna Project and to assist in developing arrangements with strategic investors. The Company agreed to pay a fixed retainer fee of $50 per month plus reimbursement of expenditures, and a minimum success fee of $1.0 million based on a sliding scale depending on the size of any financing transaction. During the first quarter of 2012, the $50 per month retainer obligation was mutually suspended at least until a financing transaction is underway.

[e]	The Company engaged a provider of legal and consulting services in connection with the Nkamouna Project. The Company agreed to pay a fixed quarterly fee and reimbursement of travel expenditures; the payment for any additional services will be contingent upon completion of a successful transaction. The contingent success fee as of September 30, 2013 is €0.35 million (equivalent to approximately $0.46 million).

[f]	The Company and its subsidiaries have been providing support to persons living in Cameroon, New Caledonia and Papua New Guinea through social, sports, education and health infra-structure to promote their wellbeing. This support has been provided through contracting with GeoAid International Inc. and/or its affiliate GeoAid Cameroon (“GeoAid”), non-profit international humanitarian organizations. During the three and nine months ended September 30, 2013 the Company made no contributions [2012—$0 and $149] to GeoAid. While the Company is not legally obligated to contribute a specific amount, the Company was a primary financial contributor to GeoAid in 2012, 2011 and 2010.

18. SUBSEQUENT EVENTS

The Company has evaluated all events occurring after the September 30, 2013 balance sheet date through the date of issuance of these condensed consolidated financial statements for necessary subsequent event disclosures.

On October 22, 2013, the Company entered into a severance and release agreement (the “Severance Agreement”) with Timothy D. Arnold, the Company’s Chief Operating Officer. The Severance Agreement provides that October 24, 2013 was Mr. Arnold’s last day of employment with the Company (the “Separation Date”).

Under the Severance Agreement, provided that Mr. Arnold does not revoke the Severance Agreement within seven calendar days of his execution of the Severance Agreement, the Company is obligated to pay Mr. Arnold a lump sum severance payment equal to $0.5 million, less applicable deductions and withholdings (the “Severance Amount”). The Company must pay the Severance Amount to Mr. Arnold on the first business day following six months after the Separation Date (the “Payment Date”), unless payment on that date would jeopardize the ability of the Company to continue as a going concern, in which case the Severance Amount is payable on the first date after the Payment Date where making such payment would not jeopardize the ability of the Company to continue as a going concern. Effective upon the actual payment of the Severance Amount, Mr. Arnold has agreed to release, subject to limited exceptions, the Company and its affiliates from any and all claims Mr. Arnold may have through the effective date of the Severance Agreement.

The Severance Agreement replaces and supersedes, with limited exceptions, the Executive Employment Agreement between the Company and Mr. Arnold, dated as of February 1, 2011, as amended on January 10, 2011, March 30, 2012 and July 1, 2012 (the “Executive Employment Agreement”).

In addition, on October 22, 2013, the Company entered into a services agreement (the “Services Agreement”) with Arnold Consulting, LLC (“Arnold Consulting”), of which Mr. Arnold is the principal. Pursuant to the Services Agreement, Arnold Consulting will provide services in connection with transition matters relating to matters for which Mr. Arnold was previously responsible as an employee of the Company, and Mr. Arnold will continue to serve as a Director and the Acting General Manager of the Company’s 60.5% owned subsidiary, Geovic Cameroon PLC until March 31, 2014 unless he is earlier replaced in that position by the Company (collectively, the “Services”).

As of October 24, 2013, the Company entered into further agreements with certain employees to defer a portion of their salaries pending the closing of a strategic partner transaction or other events similar to those disclosed in Note 6. The October salary deferrals and incentives are approximately $159.

On October 31, 2013 the Company entered into note purchase agreements similar to those described in Note 7 with Paul D. Rose, a Director of the Company, and Richard G. Buckovic in the aggregate principal amount of $100. Each of these Notes matures on October 31, 2014, at which time the outstanding principal amount of each Note and all accrued and unpaid interest thereon is due and payable by the Company. Interest accrues on the outstanding principal balance of each Note at the rate of 200% per annum.

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

Overview

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an analysis of our capital resources and liquidity at September 30, 2013, and financial results for the three and nine months ended September 30, 2013 compared to the prior period. All amounts are presented in United States dollars unless indicated otherwise. Reference should also be made to the financial statements filed with this report and the Company’s other disclosure materials filed from time to time on www.sec.gov and on www.Sedar.com or the Company’s website at www.geovic.net.

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

Our ability to continue operations in the future will be largely dependent on our ability to arrange a strategic investment in the Nkamouna Project. We expect that such an investment would involve the sale of some or all of our interest in the Project. We do not have available financial resources necessary to construct and open the Nkamouna Project. We are proactively pursuing a strategic investment which, if completed, would result in our selling some or all of our interest in the Nkamouna Project to a third party.

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

The transaction contemplated by the DA establishes JXTC’s intent to acquire 60.5% of the existing shares of GeoCam pursuant to the execution of a share purchase agreement between JXTC and Geovic which is expected to be subject to a variety of conditions and approvals, many of which are outside our control. There is no assurance that this agreement will be finalized, or that the transaction contemplated therein will be completed. This proposed transaction would result in the complete disposition of the Company’s interest in GeoCam and the Nkamouna Project. In addition to acquiring 60.5% interest in GeoCam, JXTC would also secure 100% of the mixed cobalt-nickel sulphide product to be produced by the Nkamouna Project. The share purchase agreement is not yet finalized and would require the approval of the stockholders of the Company.

We are endeavoring to arrange additional financing which would allow us to continue work on our mineral projects and pay our expenses. If we are unable to arrange adequate financing, we may seek to further reduce our operations, to the extent possible, while we continue efforts to monetize our investment in GeoCam, or we may cease operations. Unless we arrange additional financing, we expect to exhaust our cash during November 2013. On September 30, 2013 the Company entered into note purchase agreements (each a “Note Purchase Agreement” and collectively the “Note Purchase Agreements”) with Richard G. Buckovic, Norman C. Rose and M N Rose Credit Shelter Trust (each a “Purchaser”). Pursuant to the Note Purchase Agreements, the Company agreed to issue promissory notes (each a “Note” and collectively the “Notes”) to Richard G. Buckovic, Norman C. Rose and M N Rose Credit Shelter Trust, in the aggregate principal amount of $120 in consideration of the payment by each Purchaser of a purchase price equal to the principal amount of such Purchaser’s respective Note. The Company issued the Notes on September 30, 2013. Each Note matures on September 30, 2014, at which time the outstanding principal amount of each Note and all accrued and unpaid interest thereon is due and payable by the Company. Interest accrues on the outstanding principal balance of each Note at the rate of 200% per annum. The Company may prepay each Note, in whole or in part and without penalty, at any time upon 30 calendar days’ prior written notice. The Company is required to prepay each Note, in whole and without penalty, within five business days following the consummation of any acquisition by Jiangxi Rare Metals Tungsten Holdings Group Company Ltd of the Company’s 60.5% interest in Geovic Cameroon, PLC. The Notes contain events of default and other terms and conditions. Subsequent to quarter end, on October 31, 2013 the Company entered into note purchase agreements similar to those described above with Paul D. Rose, a Director of the Company, and Richard G. Buckovic in the aggregate principal amount of $100. Each of these Notes matures on October 31, 2014, at which time the outstanding principal amount of each Note and all accrued and unpaid interest thereon is due and payable by the Company. Interest accrues on the outstanding principal balance of each Note at the rate of 200% per annum.

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

At our annual Stockholder Meeting held in late June 2013, two independent Directors did not stand for re-election. As a result only three persons were re-elected as Directors at the meeting, one of whom qualified as an independent Director. In September 2013 two new independent Directors, Ms. Teresa Dooling and Mr. Christopher A. Serin, joined the Board of Directors. Both will serve on the Audit Committee and each are qualified to serve as the Audit Committee Financial Expert as defined in accordance with Section 407 of the Sarbanes-Oxley Act of 2002 and Item 407(d)(5) of Regulation S-K adopted under the Securities Exchange Act. Ms. Dooling will serve as the Chairperson.

Capital Resources and Liquidity

Our ability to access additional financing and to monetize the Nkamouna Project are critical to our future financial condition. Since the completion of the feasibility study in April 2011, spending activity for the Nkamouna Project has mainly been limited to securing the Nkamouna Project site and protecting assets, continuing environmental monitoring and community development programs, and assisting potential strategic investors with their due diligence activities. Given our limited financial resources, we plan to continue this approach until we are reasonably satisfied that an appropriate strategic transaction for the Nkamouna Project can be completed or the Project is put on “care and maintenance” basis.

At September 30, 2013 we had approximately $0.3 million of unrestricted cash and cash equivalents on a consolidated basis compared to $4.3 million at December 31, 2012 a decrease of approximately $4.0 million during the nine months ended September 30, 2013. Our cash is invested in U.S. dollar deposits and in the Cameroon branch of a large international bank. Unless we arrange additional financing, we expect to exhaust our cash during November 2013. Our financial statements have been prepared on a going concern basis. Our limited cash resources and inability to generate revenues necessary to cover operating expenses raises substantial doubt about our ability to continue as a going concern.

On September 30, 2013 the Company entered into note purchase agreements (each a “Note Purchase Agreement” and collectively the “Note Purchase Agreements”) with Richard G. Buckovic, Norman C. Rose and M N Rose Credit Shelter Trust (each a “Purchaser”). Pursuant to the Note Purchase Agreements, the Company agreed to issue promissory notes (each a “Note” and collectively the “Notes”) to Richard G. Buckovic, Norman C. Rose and M N Rose Credit Shelter Trust, in the aggregate principal amount of $120 in consideration of the payment by each Purchaser of a purchase price equal to the principal amount of such Purchaser’s respective Note. The Company issued the Notes on September 30, 2013. Each Note matures on September 30, 2014, at which time the outstanding principal amount of each Note and all accrued and unpaid interest thereon is due and payable by the Company. Interest accrues on the outstanding principal balance of each Note at the rate of 200% per annum. The Company may prepay each Note, in whole or in part and without penalty, at any time upon 30 calendar days’ prior written notice. The Company is required to prepay each Note, in whole and without penalty, within five business days following the consummation of any acquisition by Jiangxi Rare Metals Tungsten Holdings Group Company Ltd of the Company’s 60.5% interest in Geovic Cameroon, PLC. The Notes contain events of default and other terms and conditions. Subsequent to quarter end, on October 31, 2013 the Company entered into note purchase agreements similar to those described above with Paul D. Rose, a Director of the Company, and Richard G. Buckovic in the aggregate principal amount of $100. Each of these Notes matures on October 31, 2014, at which time the outstanding principal amount of each Note and all accrued and unpaid interest thereon is due and payable by the Company. Interest accrues on the outstanding principal balance of each Note at the rate of 200% per annum.

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

If we are successful in selling some or all of our interest in the Nkamouna Project to a third party, our future requirement to fund GeoCam and Project construction would be reduced or eliminated and our opportunity to realize future revenue from the Nkamouna Project would also be reduced or eliminated. Some or all of the proceeds from such a sale could be available for other corporate purposes. GeoCam’s ongoing cash expenditures are presently expected to total approximately $2.2 million for 2013, for which Geovic is responsible to fund 60.5%. However, we may not be successful in completing such a sale on a timely basis, or in entering into sale or joint venture transactions involving our other exploration prospects on acceptable terms. Further, possible transactions to raise additional capital through the issuance of equity may not be available and would be dilutive to our stockholders. If we are unable to obtain additional capital, we will need to seek to further curtail our operations, to the extent possible, in order to preserve working capital, which could materially harm our business and our ability to achieve cash flow in the future, and we may need to cease operations. Unless we arrange additional financing, we expect to exhaust our cash during November 2013.

As described in Part II, Item 1, Legal Proceedings, five judgments originally totaling approximately $1.8 million against GeoCam are outstanding and are under appeal. Two separate attachments totaling $0.3 million have been allowed in two court proceedings and the funds in those amounts are now restricted until resolution of the cases. Should the judgments be upheld in full or in part upon exhaustion of final appeals, GeoCam would be required to satisfy the judgments. Funding the Geovic share would adversely affect our remaining capital resources.

GeoCam’s operating expenses are paid through capital increases approved by the shareholders of GeoCam and funded in accordance with the respective ownership interests prior to the capital increase. We will be obligated to fund 60.5% of future GeoCam capital increases while we remain a 60.5% shareholder. GeoCam completed a capital increase in October 2012 of which our share was approximately $0.4 million. An additional capital increase totaling approximately $1.2 million was approved by GeoCam shareholders in January 2013, and an initial cash call totaling approximately $0.4 million to fund an initial portion of the capital increase was completed in February 2013. Our share of the total capital increase was approximately $0.7 million, and our share of the initial cash call was approximately $0.24 million. On April 17, 2013 the second cash call totaling approximately $0.4 million, of which Geovic paid approximately $0.24 million, was completed. On July 31, 2013 the third cash call totaling approximately $0.4 million, of which Geovic paid approximately $0.2 million, was completed and there are no remaining authorized calls to be made.

Based on our actual expenses during the nine months ended September 30, 2013 and our forecast for the fourth quarter, we expect our general and administrative expenses for 2013 to total approximately $4.6 million, including administrative expenses related to other resource entity exploration activities and not including any transaction costs related to a strategic partner transaction related to the Nkamouna Project as well as deferrals, impairment, or other non-cash items, and that during 2013 expenditures for exploration of mineral properties, or investment in other resource entities, in the United States and elsewhere will total approximately $0.5 million. We expect that our cash balances will continue at a minimal level. Based on our actual expenses during the nine months ended September 30, 2013 and our current planned expenditures during the fourth quarter, we anticipate that most of our 2012 year-end consolidated unrestricted cash and cash equivalents will be expended before or during November 2013. We continue to implement cash conservation measures for the Company and GeoCam. If we complete a strategic partner transaction involving the Nkamouna Project or any of our other exploration prospects, this estimate would be adjusted appropriately.

We have budgeted a lower level of general and administrative and other operating expenditures for 2013 to reflect our limited cash. We have implemented a number of cash conservation strategies for the Company and GeoCam that we have described in earlier reports that we have filed. These efforts were implemented to reduce financial commitments and overheads and preserve our cash.

The Company and its subsidiaries do not have any material debt or other similar obligations or commitments apart from the short-term debt, the accrued payroll and related and other deferred payments and any additional amounts that may become due under pending litigation in Cameroon. We believe there is substantial doubt whether our present capital resources will be sufficient to satisfy the Company’s existing capital and liquidity requirements described above, not including any equity requirements in connection with any Nkamouna Project financing by GeoCam or satisfaction of any judgments that may be upheld in final appeals of the pending litigation. We have no standby financing arrangements currently in place. If we are unable to obtain additional capital, we will need to seek to further curtail our operations, to the extent possible, in order to preserve working capital, which could materially harm our business and our ability to achieve cash flow in the future, and we may need to cease operations. Unless we arrange additional financing, we expect to exhaust our cash during November 2013.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012:

The Company had no revenue from operations and incurred losses from operations during the three months ended September 30, 2013 and 2012, and has had no revenue from operations since inception. Until and unless we sell some or all of our interest in the Nkamouna Project, we expect to continue to reduce our operating and other expenditures.

We had a net loss attributed to Geovic stockholders of $2.1 million for the quarter ended September 30, 2013, a decrease of $0.7 million from the net loss of $2.8 million in the quarter ended September 30, 2012.

Exploration expense decreased by $0.5 million in the quarter compared to the year earlier period, of which approximately $0.2 million represents a decrease in exploration costs in Cameroon and $0.3 million represents a decrease in exploration expense in other Company projects mainly in New Caledonia and Arizona due to scaling back activities. The decreases are net of a provision for deposits of $65 in Cameroon and $170 in New Caledonia.

General and administrative expenses decreased $0.4 million in the quarter compared to the third quarter of 2012. The decrease is mainly due to lower legal, travel, insurance, salaries and ongoing cost reductions of approximately $0.6 million. The decreases are offset by the salary deferral incentives of approximately $0.2 million. The Company continues to reduce general and administrative expenses.

During the quarter ended September 30, 2013 the Company recorded approximately $0.3 million of impairment on property, plant and equipment which is a non-cash charge that increased the loss in the quarter.

Offsetting the decrease in expenditures, other income decreased by $0.2 million due to lower equipment rental income in Cameroon.

As an exploration stage company, we have charged our exploration and pre-construction expenses incurred for GeoCam to operations in the periods incurred and no such expenditures have been capitalized.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012:

The Company had no revenue from operations and incurred losses from operations during the nine months ended September 30, 2013 and 2012, and has had no revenue from operations since inception. Until and unless we sell some or all of our interest in the Nkamouna Project, we expect to continue to reduce our operating and other expenditures.

We had a net loss attributed to Geovic stockholders of $5.6 million for the nine months ended September 30, 2013, a decrease of approximately $2.8 million from the net loss of $8.4 million in the nine months ended September 30, 2012.

Exploration expenses decreased by $1.6 million in the nine months ended September 30, 2013 compared to the year earlier period, of which approximately $0.8 million represents a decrease in exploration costs in Cameroon and $0.8 million represents a decrease in exploration expense in other Company projects mainly in New Caledonia, New Mexico and Arizona. Cameroon expenses decreased approximately $0.8 million from 2012 to 2013 primarily due to the indefinite suspension of financial advising agreements in early 2012, no expenditures related to the feasibility study and technical consultants in 2013 and reductions due to scaling back activities. The decreases are net of provisions for deposits of $65 in Cameroon and $170 in New Caledonia.

General and administrative expenses decreased $1.6 million in the nine months ended September 30, 2013, when compared to the same period of 2012. The decrease is largely due to a severance provision in the first quarter of 2012, lower salaries in 2013, termination of the executive office lease in 2012, the indefinite suspension of corporate financial advising in 2012 and ongoing cost reductions. The decreases are offset by the salary deferral incentives of approximately $0.2 million. The Company continues to reduce general and administrative expenses.

During the nine months ended September 30, 2013 the Company recorded approximately $0.3 million of impairment on property, plant and equipment which is a non-cash charge that increased the loss in the quarter.

Offsetting the decrease in expenditures, other income decreased by $0.6 million due to lower equipment rental income in Cameroon.

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

All statements other than statements of historical fact, included in this report regarding our financial position, business and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note the forward looking statements with respect to exploration and mine development, construction and expansion plans, costs, grade, production and recovery rates, permitting, financing needs, the availability of financing on acceptable terms or other sources of funding, the timing of additional tests, feasibility studies and environmental permitting, estimates of mineral reserves and mineralized material; our expectations regarding the amount of capital required prior to production at the Nkamouna Project and our ability to source the required capital; success of exploration activities; permitting time lines; construction and capital costs; operating expenses; currency fluctuations; requirements for additional capital; our expectations regarding processing and marketing of future production from the

Nkamouna Project; our ability to enter into off-take arrangements; government regulation of mining operations; environmental risks; unanticipated reclamation expenses; title disputes or claims; limitations on insurance coverage; commencement of mine production, anticipated expenditures for the remainder of 2013; and our expectations regarding arranging a strategic investment transaction with JXTC regarding, or a sale of our interest in, the Nkamouna Project and future debt and equity financing for the Project, and the exhaustion of our cash during November 2013 if we do not obtain additional financing. Forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks and other factors include, among others, the risk factors discussed in “Risk Factors,” and other factors described in other filings with the U.S. Securities and Exchange Commission (the “SEC”) and Canadian securities regulatory authorities. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements. The forward-looking statements in this annual report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect new information, events or circumstances except as may be required under applicable securities laws.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of September 30, 2013.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting occurred during our last fiscal quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended September 30, 2013, management concluded that there were no such changes to our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In November 2009, five management level consultants or employees of GeoCam filed litigation in Cameroon, claiming approximately $2.2 million as compensation and damages as a result of termination of their services by GeoCam in connection with a reduction in workforce in February and March 2009. In April 2010 the litigation was dismissed. In July 2010 the litigation was brought by four of the claimants before one other jurisdiction and by the fifth claimant in a separate jurisdiction. On June 3, 2011, the High Court of Abong-Mbang, the court before which four of the matters were pending entered judgments in favor of the four claimants totaling CFA 780,339,500 (approximately $1.6 million at September 30, 2013). On November 14, 2011, the High Court of Mfoundi, Yaoundé, the court before which the fifth matter was pending entered a judgment in favor of the claimant totaling CFA 118,804,219 (approximately $0.2 million at September 30, 2013). GeoCam appealed all five matters to the next highest appellate court in Cameroon, the Court of Appeal of the East Region at Bertoua as to the four claimants and the Court of Appeal of the Center Region at Yaoundé as to the fifth matter.

The Court of Appeal before which the fifth matter was pending authorized CFA 51,851,813 (approximately $0.1 million at September 30, 2013) of GeoCam funds to be attached for the benefit of the claimant in the second quarter of 2012 and placed in a restricted account at GeoCam’s bank pending resolution of the case. GeoCam has sought unsuccessfully to have this restriction lifted. The appeal of this case has not been decided by the court as of the date this report is filed.

The Court of Appeal before which the other four appeals were pending set aside the judgment of the lower court discussed above and awarded the four claimants an amount totaling CFA 125,062,887 (approximately $0.3 million at September 30, 2013) in the fourth quarter of 2012. GeoCam has filed appeals in all four matters which stayed enforcement of the judgments pending resolution of the appeals. This Court of Appeal also authorized CFA 108,949,204 (approximately $0.2 million at September 30, 2013) in GeoCam funds to be attached for the benefit of the claimants and placed in a restricted account at GeoCam’s bank pending final resolution of the appeals. This court has thus far denied GeoCam’s request to lift the restriction on the funds.

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

We will receive no proceeds from a sale or other transaction for one of our projects until all conditions have been satisfied. We expect to exhaust our cash resources during November 2013, and we face the risk that we may be unable to secure additional financing to fund our overhead, continuing operations and project transaction costs. We plan to continue our efforts to secure additional financing but we presently do not have agreements from any source under which such funding will be received. If no additional funding can be secured, we may not be able to remain in business or complete a project sale or other transaction.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended December 31, 2012 and through September 30, 2013, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a) Exhibits.

10.1	Form of Note Purchase Agreements September 2013

10.2	Form of Note Purchase Agreements October 2013

10.3	Form of Salary Deferral Agreements August 2013

10.4	Form of Salary Deferral Agreements September 2013

10.5	Form of Salary Deferral Agreements October 2013

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVIC MINING CORP.
Registrant

November 12, 2013	By:	/s/ Michael T. Mason
Michael T. Mason
Chief Executive Officer

November 12, 2013	By:	/s/ Greg Hill
Greg Hill
Chief Financial Officer

EXHIBIT INDEX

10.1	Form of Note Purchase Agreements September 2013

10.2	Form of Note Purchase Agreements October 2013

10.3	Form of Salary Deferral Agreements August 2013

10.4	Form of Salary Deferral Agreements September 2013

10.5	Form of Salary Deferral Agreements October 2013

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document