Form 10-K
period 2013-12-31
GEOVIC MINING CORP.
filed 2014-03-26
CIK 1398005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates, computed by reference to the closing price of the common stock as of June 28, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2,494,753.

At March 20, 2014, there were 106,719,602 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

GEOVIC MINING CORP.

2013 ANNUAL REPORT ON FORM 10-K

In this Annual Report on Form 10-K, all dollar amounts are in thousands of United States Dollars unless otherwise indicated.

CAUTIONARY LANGUAGE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report constitute “forwarding-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities and Exchange Act of 1934 and applicable Canadian securities laws. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. All statements other than statements of historical fact, included in this report regarding our financial position, business and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note the forward looking statements with respect to exploration and mine development, construction and expansion plans, costs, grade, production and recovery rates, permitting, financing needs, the availability of financing on acceptable terms or other sources of funding, the timing of additional tests, feasibility studies and environmental permitting, estimates of mineral reserves and mineralized material; our expectations regarding the amount of capital required prior to production at the Nkamouna Project and our ability to source the required capital; success of exploration activities; permitting time lines; construction and capital costs; operating expenses; currency fluctuations; requirements for additional capital; our expectations regarding processing and marketing of future production from the Nkamouna Project; our ability to enter into off-take arrangements; government regulation of mining operations; environmental risks; unanticipated reclamation expenses; title disputes or claims; limitations on insurance coverage; commencement of mine production, anticipated expenditures in 2014; and our expectations regarding securing a potential strategic investor for, or a sale of our interest in, the Nkamouna Project and future debt and equity financing for the Project, and our ability to satisfy our cash requirements. Forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks and other factors include, among others, the risk factors discussed below in Item 1A—“Risk Factors,” and other factors described herein and in other filings with the U.S. Securities and Exchange Commission (the “SEC”) and Canadian securities regulatory authorities. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements. The forward-looking statements in this annual report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect new information, events or circumstances except as may be required under applicable securities laws.

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

Intercorporate Relationships

The following chart illustrates the inter-corporate relationships among the Company and its subsidiaries as of March 20, 2014.

(1)	GeoCam minority interest owners are described below under “GeoCam Shareholder and other Agreements.”

Our principal business has been conducted through Geovic by which we hold our interest in rights to several cobalt-nickel-manganese deposits in the Republic of Cameroon in Africa through the ownership interest in GeoCam. Our principal business focus from 1994 to 2013 has been to advance our interest in the deposits. GeoCam’s Mining Permit (the “Mining Permit”) establishes exclusive mining rights to develop the Nkamouna, Mada and other cobalt-nickel-manganese deposits within a 1,250 square kilometer area in southeastern Cameroon (the “Cameroon Properties”). The Cameroon Properties are described in Item 2. Properties. GeoCam had planned to develop and mine the Nkamouna and Mada deposits (together, the “Nkamouna Project” or the “Project”) before the other deposits are developed. Since early 2012 we have been seeking to 1) realize value for the Cameroonian assets and 2) shift the Company’s focus to a prospect generation and strategic investment business model. Because our position in GeoCam will likely be significantly diminished or completely eliminated through strategic investment, the future direction for the Company will be to identify new exploration prospects, minimally develop and prioritize these prospects, and sell or joint venture further exploration and development of these prospects to others.

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

We have identified multiple chromite deposits in New Caledonia, a French overseas “collectivity” northeast of Australia in the South Pacific region. In 2010 through a Geovic subsidiary we applied for exploration licenses covering approximately 100 square kilometers. These licenses were granted in late 2010 and early 2011. We devoted the balance of 2011 and early 2012 seeking authorizations to drill these properties. In mid-2012 we commenced exploration activities on these licenses resulting in the augering of 434 holes on 9 of the 31 license areas held by the Company. Since late 2012 an additional 120 holes have been reported for resource analysis on three additional properties of the 31 Company properties. Further auger drilling was carried out in 2013 on some of the other license areas, although such activities were limited due to financial constraints.

In 2012 we conducted a preliminary exploratory test drill hole for gold in southeastern Arizona on our existing mineral holdings. Based on the drilling results and other surface testing and geophysical surveys, the Company has increased its land holdings from approximately 48 square miles to over 70 square miles. Further permitting of other drill sites was completed in early December 2012 covering 5 drill targets for an additional 14 drill holes. Due to financial constraints and other factors activities have been limited in 2013.

In late 2010 the Company discovered zirconium and other related advanced metals and rare earth elements in southeast New Mexico. Later in 2011 and early 2012 the Company carried out a limited subsurface drill program. Based on this drilling and subsequent preliminary metallurgical testing we have obtained a minimal impact drilling permit for 7 drill locations, totaling approximately 28 drill holes on the Wind Mountain property.

During 2013 the Company entered into the Wind Mountain Joint Venture (“WMJV”) with The Joe Scott Group (“JS Group”) for exploring, defining, developing and marketing of mining claims the Company owns in New Mexico. The funding will be provided by the JS Group in three phases and the Company has agreed to convey and transfer all right, title and interest of 60% of the mining claims to the JS Group in such phases dependent upon continuation of the project and funding.

In March 2012 we were awarded an exploration permit in Papua New Guinea for minerals over a license area covering 178 square miles. Since that time we have carried out multiple exploration reconnaissance activities. Surface sampling, auger drilling and subsequent analyses of the mineral occurrences has resulted in the discovery of near surface chromite and gold on the property. No drilling has been carried out over the gold mineralized areas to date. GeoAid representatives have visited the license area on several occasions over the past two years. Their work has provided Geovic with considerable good will amongst the local native population in the district.

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

As provided in the Shareholders Agreement, in 2007 GeoCam began to operate autonomously from Geovic. Geovic and GeoCam entered into annual Technical Services Contracts for each year from 2008 through 2011 under which Geovic provided certain staff, services and management to assist GeoCam to carry out its budgeted work program at rates set forth in the Technical Services Contracts. SNI also provided services to GeoCam under similar annual agreements during those years. There were no Technical Services Contracts during 2013 and 2012.

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

Nkamouna Project Financing and Sale Activities

In December 2009, we engaged Standard Chartered Bank as the Company’s financial advisor in connection with preparing and planning for project financing, reviewing documentation, considering early-stage efforts to locate potential purchasers of the MSP and manganese carbonate products we expect that GeoCam will produce, and related activities. In August 2010, GeoCam assumed the engagement with Standard Chartered Bank. Commencing in 2010, and continuing to the present time, we met with various large international businesses that have indicated an interest in a potential strategic investment in, or purchase of the Company’s interest in, the Project in order to secure the future off-take from the Nkamouna Project. Such a potential strategic investment, if it occurs, may offset some of the entire equity funding obligation of the GeoCam shareholders.

On July 23, 2013 we announced that we had agreed to the terms and conditions of a Definitive Agreement (“DA”) with Jiangxi Rare Metals Tungsten Holdings Group Company Ltd. (“JXTC”) of Nanchang, Jiangxi Province, China. JXTC is a state owned large-scale industrial enterprise with significant mining and industrial operations in cobalt, copper, tungsten, and other rare metals. We agreed to the terms and conditions of the DA with JXTC and SNI along with our subsidiaries Geovic Ltd. and GeoCam. GeoCam plans to develop the Nkamouna cobalt-nickel-manganese Project in Cameroon, Africa.

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

Corporate Strategy

Since 2012 we have been seeking to 1) realize value for the Cameroonian assets and 2) shift the Company’s focus to a prospect generation and strategic investment business model. Since our position in GeoCam will likely be significantly diminished or completely eliminated through strategic investment upon completion of a financing or sale transaction, the future direction for the Company will be to identify new exploration prospects, minimally develop and prioritize existing and new prospects, and sell or joint venture further exploration and development of those prospects to others. The Company expects to take prospects to a level where they can be timely monetized through strategic investments by others who have the resources and staying ability to complete advanced exploration, permitting and development.

Competitive Conditions

We expect that GeoCam will compete with other cobalt and nickel producers around the world, including those with projects now under development. Other producers with ongoing operations have established production and demonstrated feasibility and have greater financial strength than we do. These competitors include such current producers as Glencore Xstrata, Vale, Freeport and

Sherritt/Dynatec. Significant mines either producing or expected to produce cobalt as a by-product during the next few years include Ambatovy (Sherritt, Sumitomo, Korea Resources and SNC Lavalin), Weda Bay (Eramet), Tenke Fungurume (Freeport McMoRan, Lundin Mining Corp. and Gecamines), and Goro Nouvelle-Calédonie (Vale). Operating expenses, reserve quantities and qualities, operating efficiencies, and location may affect the long-term success of all competing producers, including GeoCam. Competition in the mineral exploration business is intense, as many other persons and businesses are actively involved in prospecting and exploring for potentially recoverable minerals. Geovic faces competition on acquiring permits and licenses associated with the exploration for chromium, olivine, iron, platinum, gold, zirconium and related advanced metals and rare earth elements.

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

Applicable environmental protection requirements will affect the financial condition, operating performance and earnings of the Company as a result of capital expenditures and operating costs required to meet or exceed these requirements. These expenditures and costs may also have an impact on our competitive position to the extent that our competitors may be subject to less rigorous requirements or may be less willing to voluntarily target a similarly high level of environmental and social performance. GeoCam is subject to ongoing obligations under its mining and environmental permits in Cameroon to provide social and educational assistance to persons and in areas impacted by the mining activities. These obligations have been performed both directly and by engaging third parties. No third parties were engaged in 2013 and 2012.

An Environmental and Social Assessment (“ESA”), comprised of an Environmental and Social Impact Assessment (“ESIA”) and an Environmental and Social Action Plan (“ESAP”), was prepared by GeoCam. The ESA documents the existing environmental and social conditions, describes the proposed operations, identifies potential impacts, and develops mitigation measures and required actions to reduce or minimize the impacts of the proposed operation. Knight Piésold and Co. (“Knight Piésold”) and Rainbow Environment Consult (“REC”) developed the ESA for GeoCam. The ESA was completed and submitted to the Cameroon Ministry of Environment and Protection of Nature (the “Ministry”) in 2006 and approved by the Ministry in May 2007.

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

The Ministry notified GeoCam in September 2010 that the Update Report provides an appropriate demonstration that the Project continues to move forward and therefore remains in conformity with regulatory requirements. However, the Ministry required that GeoCam consolidate the 2007 ESA, the Update Report, and any other Project modifications that were contained in the final Feasibility Study into a single document. Following the issuance of the final Feasibility Study in April 2011, GeoCam finalized the consolidation of the updated ESA and reissued it to the Ministry at the end of April 2011. Given that the Ministry has already acknowledged that the Project remains in full conformity with the regulatory requirements and we have received no communication to date, any review process for the Update Report is expected to be routine.

Employees

As of March 20, 2014 we had 8 full time employees and 1 part time employee in our offices in the United States. As of March 20, 2014, GeoCam had 25 full time employees and no contract worker in its administrative offices in Yaoundé, and no contract workers and 16 full time employees at the Nkamouna Project location in the East Province in the Republic of Cameroon.

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

We will receive no proceeds from a sale or other transaction for one of our projects until all conditions have been satisfied. We expect to nearly exhaust our cash resources during March 2014, and we face the risk that we may be unable to secure additional financing to fund our overhead, continuing operations and project transaction costs. We plan to continue our efforts to secure additional financing but we presently do not have agreements from any source under which such funding will be received. If no additional funding can be secured, we may not be able to remain in business or complete a project sale or other transaction.

We are an exploration stage company and have no history as an operating company. Any future revenues and profits are uncertain.

We have no history of mining or refining any mineral products or metals and none of our properties is currently producing. There can be no assurance that the Nkamouna Project will be successfully placed into production, produce minerals in commercial and processing quantities or otherwise generate operating earnings, or that we will secure a strategic investor in the Project or sell any or all of our interest in it. We will continue to incur losses at least until we sell some or all of our interest in the Project or other projects or mining activities successfully reach commercial production levels and generate sufficient revenue to fund continuing operations. There is no certainty that we will produce revenue from any source, operate profitably or provide a return on investment in the future. If we do not generate revenue or raise capital by the end of the first quarter of 2014, we may lack sufficient cash resources to continue business operations. If we are unable to generate revenues or profits, our stockholders may not realize returns on their investment in our common stock. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly, annual or sustaining basis.

We have a history of losses and if we are unable to secure additional financing our ability to continue as a going concern may be at risk.

As an exploration stage company, we have a history of losses, deficits and negative operating cash flows and do not expect to generate any revenue from ongoing operations in the foreseeable future. As of December 31, 2013, we had an accumulated stockholders’ deficiency of approximately $121 million. To date, we have been unable to secure project financing for the Nkamouna Project or to consummate a sale of some or all of our interests in the Project and we face significant challenges in securing needed additional working capital. These factors, among others, raise doubt about our ability to continue as a going concern. Our Consolidated Financial Statements included in this report do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

We continue to actively seek project financing and sale opportunities for our Nkamouna Project and new sources of working capital. We cannot assure we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

We have limited cash resources.

Our consolidated unrestricted cash balance at December 31, 2013 was approximately $0.2 million. We have been closely monitoring our fixed and variable costs and intend to restrict such costs to those expenses that are necessary to complete activities related to securing financing for the Nkamouna Project or the sale of some or all of our interest in the Project, identifying opportunities to generate cash from our existing exploration properties and identifying additional sources of working capital in support of such activities.

We expect to nearly exhaust our cash resources during March 2014. If we are unable to obtain additional capital, we will need to further curtail our operations in order to preserve working capital, which could materially harm our business and our ability to achieve cash flow in the future, including delaying or reducing implementation of certain aspects of our business plans, and we may ultimately need to cease operations.

In addition, if we are unable to obtain additional capital, we will be unable to repay and may be unable to refinance our short-term debt. Failure to repay our short-term debt when due could force us into bankruptcy or liquidation. We continue to actively seek new sources of working capital. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We may be unable to complete a disposition of some or all of our interest in the Nkamouna Project in Cameroon

On July 23, 2013 the Company announced that it had agreed to the terms and conditions of a Definitive Agreement (“DA”) JXTC of Nanchang, Jiangxi Province, China. JXTC is a state owned large-scale industrial enterprise with significant mining and industrial operations in cobalt, copper, tungsten, and other rare metals. The terms and conditions of the DA were agreed amongst JXTC, SNI (the National Investment Corporation of Cameroon) that owns or represents 39.5% of GeoCam, the Company, Geovic Ltd. and GeoCam.

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

The Feasibility Study completed in April 2011 estimates construction costs and related expenses, contingency reserves and financing fees at approximately $800 million, which is significantly higher than was estimated in earlier studies. Estimated future operating expenses are also higher than estimates made in previous studies. These and similar cost and expense increases are beyond our control, and will require significantly more capital to bring the Nkamouna Project into production and could result in a decrease in the anticipated future return from operations which could adversely impact our ability to sell some or all of our interest in the Project. The actual capital costs and operating costs may be higher than we presently anticipate.

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

The share prices of junior natural resource companies, including Geovic Mining, experienced large declines in value from 2008, stabilizing in 2010, and again declined in 2011, 2012 and 2013. Market forces are likely to make it difficult or impossible for the Company to raise equity capital except on terms which results in severe dilution to existing stockholders, or at all. Therefore, there can be no assurance that significant fluctuations in the trading price of the Company’s common stock will not continue, or that such fluctuations will not materially adversely impact the Company’s ability to raise equity.

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

GeoCam may fail to secure Nkamouna Project financing if lenders or their advisors conclude that the ore processing techniques considered in the Feasibility Study are too risky or are otherwise not feasible which could adversely affect the value of our interest in the Nkamouna Project and our ability to sell all or some of our interest in the Project .

In response to observations that raised questions about the efficacy of a few aspects of planned ore processing considered in previous feasibility studies, beginning in 2010, we modified certain of the metallurgical processes planned to be utilized and decided that GeoCam will not refine final metal products from the Nkamouna Project ore at the project site. If potential lenders or strategic investors are not ultimately assured that the modified metallurgical processes will allow the processing facilities to operate successfully as designed, Nkamouna Project debt or other financing may be delayed until further enhancement testing is performed or funding could be unavailable altogether which could adversely affect the value of our interest in the Nkamouna Project and our ability to sell all or some of our interest in the Project.

If we lose key personnel or are unable to attract and retain additional experienced personnel, we may be unable to establish and develop our business.

Our development in the future will be highly dependent on the efforts of our key management employees, namely, Michael Mason, William A. Buckovic, Gary Morris and Greg Hill, (currently Chief Executive Officer, Executive Vice President, Senior Vice President, and Chief Financial Officer, respectively), and other key employees that we or GeoCam may hire in the future. Loss of any of these executives could have a material adverse effect on our operations and future success. We do not have and currently have no plans to obtain key man insurance with respect to any of our key employees.

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

The principal assets are deposits of cobalt, nickel and manganese in the Nkamouna and in the other six deposits held by GeoCam. Our potential future cash flow is expected to be, in large part, derived from the outright sale or joint venture of some or all of our interest in these properties. The value of these deposits, and the value of any potential production therefrom, will vary in proportion to changes in cobalt, nickel and manganese prices. The prices of these commodities have fluctuated widely, peaked and declined significantly in 2008, partially recovered through 2010, and have generally been lower in subsequent years. These commodity prices are affected by numerous factors beyond our control, including, but not limited to, available production from other mines, worldwide economic conditions, international economic and political trends, realized or expected levels of inflation, currency exchange fluctuations, central bank activities, interest rates, global or regional consumption patterns and speculative activities. The effect of these factors on the prices of cobalt, nickel and manganese and therefore the economic viability of the Nkamouna Project, cannot be accurately predicted. Significant future decreases of the cobalt price, and to a lesser extent, nickel and manganese, would adversely affect asset values, future cash flows, revenue and profits if the Nkamouna Project is placed into production.

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

Potential violations of the Foreign Corrupt Practices Act (“FCPA”) by GeoCam and other foreign entities, their agents or representatives could have a material adverse impact on our financial condition and results of operations.

The FCPA prohibits payments of, promises to pay, or authorizations to pay, money, gifts or anything of value to officials of foreign governments, in order to “obtain or retain” business. Payments or gifts to a third party, such as an agent or sales representative, while knowing (or having reason to know) that all or part of the money or gift will be offered or given to such an official, are also prohibited. If employees violate the FCPA, the violation creates severe potential criminal and civil liability for themselves and the affiliated U.S. company. The types of conduct prohibited by the FCPA are not always clear. As a result, caution is required when doing business through foreign consultants, commercial representatives or agents, or with businesses that are owned, in whole or in part, by foreign governments or that have personal or family ties to government officials. We do not oversee the day-to-day operations of employees or representatives of GeoCam or other foreign entities. Although we emphasize compliance with the FCPA to all our employees and representatives and those of GeoCam and other foreign entities, there remains a risk of violation in Cameroon or in the other countries where we may have operations.

We may fail to maintain the adequacy of internal control over financial reporting as required by the Sarbanes-Oxley Act.

Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) requires an annual report by management of the effectiveness of the Company’s disclosure controls and procedures and its internal control over financial reporting. Our management evaluated our disclosure controls and procedures and our internal controls over financial reporting as of December 31, 2013 and concluded that disclosure controls and procedures were effective and that internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with US GAAP.

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

Description of Mineral Projects

THE NKAMOUNA PROJECT

GeoCam received and published the Nkamouna Co-Ni-Mn Project Feasibility Study authored by Lycopodium with contributions by SRK Consulting (U.S.), Inc. (SRK), Knight Piésold and GeoCam (the Feasibility Study) in April 2011. Geovic then engaged SRK to prepare a Technical Report (the “2011 Technical Report”) for the Nkamouna and Mada Deposits, the Project, to meet the requirements of Canadian National Instrument 43-101 (NI 43-101) and for the further development and advancement of the Project. The information below is summarized from the Feasibility Study and the 2011 Technical Report and is compliant with SEC Industry Guide 7. Bret Swanson, BEng Mining, MAusIMM, MMSAQP of SRK and Brett Malcolm Crossley, BAS (Chemistry), MAusIMM, of Lycopodium served as Qualified Persons for the 2011 Technical Report

Property Description and Location

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

Table 1

Nkamouna/Mada Mineralized Material Statement

	Tonnes (kt)		Co (%)	Average Grade Ni (%)	Mn (%)
Total Mineralized Material(1)	52,467	(2)	0.19	0.64	1.18

Note: Mineralized Material is not mineral reserves and does not have demonstrated economic viability.

(1)	Reflects weighted averages of estimates prepared by SRK that were included in the 2011 Technical Report and the Feasibility Study. Those estimates included, for the Nkamouna deposits: 80,723 thousand tonnes of ore (including the reserves described below), cobalt 0.23%, Nickel 0.67% and manganese 1.25%. For the Mada deposits, the estimates were: 39,876 thousand tonnes of ore (also including the reserves below), cobalt 0.23%, nickel 0.59% and manganese 1.43%. These estimates have been rounded to reflect the relative accuracy of the estimates.
(2)	Reported at cut-off grades of 0.12% and 0.23% cobalt contained in ferralite and breccia, respectively. Estimated reserves for the Nkamouna Project set forth below are exclusive of in the mineralized material set forth in the above table.

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

Reserves

The proven and probable reserves for the Nkamouna Project are summarized in Table 2.

Table 2

Nkamouna and Mada Reserves (as of December 31, 2010)(1)

	Ore Tonnes (kt)(1)		Co Grade(4) (%)	Mn Grade(4) (%)	Ni Grade(4) (%)
Total Proven and Probable	68,132	(2)(3)(5)	0.26	1.48	0.66

(1)	Reflects estimates prepared by SRK and included in the 2011 Technical Reports and Feasibility Study. These estimates included, for ferralite ore: 57,097 thousand tonnes of ore, cobalt 0.23%, nickel 0.69% and manganese 1.30%; and for breccia ore: 11,035 thousand tonnes of ore, cobalt 0.42%, nickel 0.54% and manganese 2.37%.
(2)	Reserves are based on an assumed cobalt price of US$57,761/ton (US$26.20/lb), nickel price of US$19,208/ton (US$8.713/lb) and a manganese carbonate price of US$1,360/ton (US$0.544/lb). Cobalt and nickel prices reflect the three-year average prices for the period ending December 31, 2010, the last date used in the Feasibility Study. Manganese carbonate prices were assumed at 40% of the US$3,000/ton price for manganese in 2010. The three year average year-end prices as of December 31, 2013 were: cobalt $14.56/lb, nickel $9.38/lb. Full mining recovery is assumed. Mine reserves are not diluted. These estimates have been rounded to reflect the relative accuracy of the estimates.
(3)	Cut-off grades are not representative of internal or break-even calculations but rather stockpile grade bin classification above 0.12% Co for ferralite and 0.2% Co for breccia.
(4)	In-situ grade does not reflect the average metallurgical recovery of 58.66% cobalt, 16.43% nickel and 53.06% manganese.
(5)	Reserves shown represent 100% interest of the GeoCam’s Nkamouna Project. The Company holds 60.5% of GeoCam.

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

The following table reflects the reported annual spot prices for high-grade cobalt and nickel as reported by Metal Bulletin for Cobalt and London Metals Exchange for nickel for each of the last five years and for cobalt in 2013, and the last reported prices for 2013.

	Year end	Average Annual Prices
	2013	2013	2012	2011	2010	2009
Price per pound cobalt	$12.67	$12.39	$13.83	$17.47	$21.32	$17.88
Price per pound nickel	$6.41	$6.80	$7.86	$10.83	$9.89	$6.64

Other Mineral Properties

We are also engaged in the strategic acquisition, exploration and development of other mineral properties to diversify our portfolio of mineral exploration and development opportunities. The Company has discovered mineralization on other mineral properties in the United States and on lands in several countries located in the Asia-Pacific region.

New Caledonia Properties

In 2009 we formed a subsidiary in New Caledonia, a French overseas island northeast of Australia in the South Pacific, to explore for chromite. Once prospecting licenses were issued, we applied for, and in early 2011 were awarded, 31 exploration licenses covering 100 square kilometers including the large historic resource identified by Union Oil Company (“Unocal”) in the mid 1980s. Figure 3 shows the location of these licensed areas, with the highlighted areas indicating our estimates of extent of ultramafic material that could be considered a source rock for the chromite.

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

As of December 31, 2013 we hold exploration licenses covering 100 square kilometers.

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

TUCSON 32 MILES
Rincon Mountains
N
W
E
S
INTERSTATE 10
GEOVIC
LICENSE AREA
Empire Mountains
0
3,000
6,000
9,000
Feet

Figure 4. Outline of Arizona Prospect Area

As of December 31, 2013 we hold the following undeveloped interest in the properties in Arizona:

Undeveloped Arizona Prospects

Whetstone Project

	Number	Gross and Net Acres
State Mineral Exploration Permits	11	5,564

New Mexico Prospect

In late 2010 the Company discovered zirconium and other related advanced metals and rare earth elements in southeast New Mexico. Later in 2011 and early 2012 the Company carried out a limited subsurface drill program. Based on drilling results and subsequent preliminary metallurgical testing we obtained a minimal impact drilling permit for 7 new drill locations, totaling about 28 drill holes on this property.

During 2013 the Company entered into the Wind Mountain Joint Venture (“WMJV”) with The Joe Scott Group (“JS Group”) for exploring, defining, developing and marketing of mining claims the Company owns in New Mexico. The funding will be provided by the JS Group in three phases and the Company has agreed to convey and transfer all right, title and interest of 60% of the mining claims to the JS Group in such phases dependent upon continuation of the project and funding.

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

Figure 5. New Mexico Properties

As of December 31, 2013 we hold undeveloped interests in the following mining claims in New Mexico which may be subsequently transferred to WMJV:

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

As of December 31, 2013 we hold undeveloped interests in the following properties in Colorado and Wyoming:

Undeveloped Uranium Prospects

Denver-Cheyenne Basin

	Number of Federal Claim-BLM	Number of Leases	Gross Acres	Net Acres	County
Mineral Exploration Permits and Leases (pending)	22		12,240	12,240	Weld County, CO
Mineral Fee Leases		121	57,508	16,557	Weld County, CO
Mineral Fee Leases		85	95,227	46,940	Goshen County, WY

We are holding these properties and not carrying out any exploration at this time and are awaiting improved market conditions.

Papua New Guinea

In March 2012 the Company was notified by the Mineral Resources Authority of the government of Papua New Guinea that the Company has been awarded a two-year exploration license pursuant to applications filed by the Company in 2011. Our prospecting activities in the license indicated possible deposits of advanced and specialty metals, gold, chromium and related valuable heavy minerals. As of December 31, 2013 the license area covers 277 square miles and is centered about 45 miles south of Lae PNG. Figure 6 shows an outline of these areas. During March 2014 the Company reduced the license area to 72.5 square miles as planned and required by PNG mining statutes.

Figure 6. Papua New Guinea Properties

ITEM 3.	LEGAL PROCEEDINGS

In November 2009, five management level consultants or employees of GeoCam filed litigation in Cameroon, claiming approximately $2.2 million as compensation and damages as a result of termination of their services by GeoCam in connection with a reduction in workforce in February and March 2009. In April 2010 the litigation was dismissed. In July 2010 the litigation was brought by four of the claimants before one other jurisdiction and by the fifth claimant in a separate jurisdiction. On June 3, 2011, the High Court of Abong-Mbang, the court before which four of the matters were pending entered judgments in favor of the four claimants totaling CFA 780,339,500 (approximately $1.6 million at December 31, 2013). On November 14, 2011, the High Court of Mfoundi, Yaoundé, the court before which the fifth matter was pending entered a judgment in favor of the claimant totaling CFA 118,804,219 (approximately $0.2 million at December 31, 2013). GeoCam appealed all five matters to the next highest appellate court in Cameroon, the Court of Appeal of the East Region at Bertoua as to the four claimants and the Court of Appeal of the Center Region at Yaoundé as to the fifth matter.

The Court of Appeal, before which the fifth matter was pending, authorized CFA 51,851,813 (approximately $0.1 million at December 31, 2013) of GeoCam funds to be attached for the benefit of the claimant in the second quarter of 2012 and placed in a restricted account at GeoCam’s bank pending resolution of the case. GeoCam has sought unsuccessfully to have this restriction lifted. The appeal of this case has not been decided by the court as of the date this report is filed.

The Court of Appeal before which the other four appeals were pending set aside the judgment of the lower court discussed above and awarded the four claimants an amount totaling CFA 125,062,887 (approximately $0.3 million at December 31, 2013) in the fourth quarter of 2012. GeoCam has filed appeals in all four matters which stayed enforcement of the judgments pending resolution of the appeals. This Court of Appeal also authorized CFA 108,949,204 (approximately $0.2 million at December 31, 2013) in GeoCam funds to be attached for the benefit of the claimants and placed in a restricted account at GeoCam’s bank pending final resolution of the appeals. In December 2013 attached funds related to one claim in the amount of CFA 46,353,259 (approximately $0.1 million at December 31, 2013) were released to GeoCam. In January 2014 attached funds related to two more of the remaining claims in the amount of CFA 42,380,887 (approximately $0.09 million at December 31, 2013) were released to GeoCam. The court has thus far denied GeoCam’s request to lift the restriction on the remaining one claimant of CFA 20,215,058 (approximately $0.04 million at December 31, 2013) The appeal of this case has not been decided as of the date this report is filed.

The restricted funds related to the four claimants that remained at December 31, 2013 totaling approximately $0.2 million are included as restricted cash on our consolidated balance sheets. The Company believes all contractual and other obligations to the five individual claimants were satisfied; however, given the judgments, we believe it could be deemed probable that the outcome would be unfavorable to GeoCam and, therefore, GeoCam accrued approximately $0.3 million for the matters in our consolidated financial statements at the time the Court of Appeal reached its decision. It is possible that an additional amount up to approximately $0.2 million could be awarded to the claimants in these matters.

Executive Officers

The following table sets forth certain information, as of March 20, 2014, with respect to our executive officers.

Name	Age	Position
Michael T. Mason(1)	69	Chairman, Chief Executive Officer of Company, Director; Chief Executive Officer of Geovic Ltd, Geovic Energy, and Geovic Mineral Sands

William A. Buckovic(2)	64	Director, Executive Vice President of Company, Director; President of Geovic Mineral Sands and Geovic Energy; Acting General Manager of Geovic Cameroon PLC

Greg C. Hill(3)	64	Executive Vice President, Chief Financial Officer

Gary R. Morris(4)	69	Senior Vice President

Shelia I. Short(5)	62	Corporate Secretary

(1)	Mr. Michael Mason has been Chief Executive Officer since January 21, 2011 and Chairman of the Board of Directors since February 14, 2012. He has been Managing Partner and owner of Mineral Services, LLC, a metals marketing consulting firm, from 1996 to the present. Mr. Mason was a Director of ECU Silver Mining Inc. from April 2001 until its merger with Golden Minerals Corp. in August 2011, and has been a director of Golden Minerals Corp. since that time. Before Mr. Mason became an employee of the Company, Mineral Services was engaged as a part-time consulting firm for the Company.
(2)	Mr. Buckovic is the founder and was President of Geovic Ltd. from 1994 until 2009, and presently is Executive Vice President of the Company. He became President of the Company upon completion of the RTO in December 2006, and Executive Vice President in 2009. Mr. Buckovic has been active for over 40 years in the mineral exploration and development business, including the discovery of several major mineral deposits.
(3)	Mr. Hill has been Executive Vice President and Chief Financial Officer since January 1, 2010, and was Senior Vice President and CFO for Geovic, Ltd. and the Company from October 2007 until December 2009, and he was Acting CFO of Geovic, Ltd. from August 2006 and for the Company from December 1, 2006 until October 2007. Mr. Hill has also been the President of Englewood Capital, LLC, a private consulting company since November 2001.
(4)	Mr. Morris has been Senior Vice President, Geovic Ltd. since January 2001 and Senior Vice President of the Company since December 1, 2006. Mr. Morris was Managing Director of Geovic Cameroon PLC through May, 2008 and Chairman of the Board of Geovic Cameroon PLC until February 17, 2009.
(5)	Ms. Short has been Corporate Secretary since December 1, 2006 and Executive Assistant and Secretary of Geovic, Ltd. since July 2000.

ITEM 4.	MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended December 31, 2013, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

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

		OTC-BB (US$)		Toronto Stock Exchange (CDN$)
		High	Low	High	Low
2014	1st quarter (through March 20, 2014)	0.06	0.03	0.060	0.035
2013	4th quarter	0.06	0.03	0.055	0.035
	3rd quarter	0.22	0.02	0.220	0.025
	2nd quarter	0.07	0.02	0.060	0.025
	1st quarter	0.11	0.04	0.110	0.050
2012	4th quarter	0.13	0.07	0.120	0.070
	3rd quarter	0.12	0.08	0.125	0.085
	2nd quarter	0.13	0.07	0.130	0.075
	1st quarter	0.20	0.13	0.200	0.140

On March 20, 2014, the last reported sale price of our Common Stock on the OTC-BB was $0.0 and on the TSX was Cdn $0.05. As of March 20, 2014, there were 106,719,602 shares issued and outstanding, and we had approximately 390 registered stockholders of record.

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

Set forth below is selected consolidated financial information for each of the five years ended December 31, 2009 through 2013. We selected the balance sheet data and statement of operations information for the five years from our audited financial statements.

You should read the information presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes included elsewhere in this Report.

Selected Financial Data

(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011	2010	2009
Statement of Operations Data
Exploration costs	$2,415	$4,823	$10,894	$16,299	$10,966
General and administrative	4,820	6,771	7,154	7,798	8,236
Stock based compensation	4	111	729	784	972
Change in fair value of warrants	—	—	(129)	(662)	116
Interest and bank charges	132	18	37	60	55
Depreciation	717	878	936	895	734
Property, plant and equipment impairment	309	—	—	—	—
Mineral property impairment	—	—	—	—	—
Interest income	—	(8)	(57)	(6)	(112)
Other income	(213)	(817)	(864)	—	—
Loss on asset disposal	27	265	67	—	—
Income tax expense (benefit)	—	—	—	—	(75)
Consolidated net loss	(8,211)	(12,041)	(18,767)	(25,168)	(20,892)
Net loss attributed to noncontrolling interest	(980)	(1,253)	(3,949)	(6,884)	(4,601)
Net loss attributed to Geovic stockholders	(7,231)	(10,788)	(14,818)	(18,284)	(16,291)
Weighted average outstanding shares	106,675	106,604	104,964	103,829	103,016
Loss per share	(0.07)	(0.10)	(0.14)	(0.18)	(0.16)
Balance sheet data (end of period):
Cash and cash equivalents	181	4,259	15,554	32,383	49,153
Total assets	1,793	7,841	19,860	36,942	54,129
Total liabilities	3,524	1,843	2,248	4,668	5,224
Controlling stockholders’ equity	(10,202)	(2,975)	7,666	21,617	39,040

Summary of Quarterly Results

The table below sets forth quarterly results for the eight quarters ending December 31, 2013:

	2013				2012
	Fourth	Third	Second	First	Fourth	Third	Second	First
Exploration costs	$504	$702	$529	$680	$1,288	$1,205	$1,179	$1,151
General and administrative	1,081	1,258	1,190	1,291	1,411	1,635	1,644	2,081
Stock based compensation	—	—	—	4	17	19	22	53
Interest and bank charges	121	5	3	4	2	4	6	6
Depreciation	136	183	194	204	206	221	223	228
Impairment	—	309	—	—	—	—	—	—
Other income	(123)	(9)	(34)	(48)	(135)	(166)	(273)	(243)
Loss (gain) on asset disposal	42	12	(28)	1	15	249	(1)	2
Interest income	—	—	—	—	—	—	(4)	(4)
Income tax expense (benefit)	—	—	—	—	—	—	—	—
Net loss attributed to noncontrolling interest	(175)	(355)	(208)	(242)	(377)	(330)	(255)	(291
Net loss attributed to Geovic stockholders	(1,586)	(2,105)	(1,646)	(1,894)	(2,427)	(2,837)	(2,541)	(2,983)
Loss per share	(0.01)	(0.02)	(0.02)	(0.02)	(0.02)	(0.03)	(0.02)	(0.03)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an analysis of our capital resources and liquidity at year end 2013, and financial results for the years ended December 31, 2013 and 2012 compared to previous years. All amounts are presented in thousands of United States dollars unless indicated otherwise. Reference should also be made to the financial statements and related notes filed with this report and the Company’s other disclosure materials filed from time to time on www.sec.gov and www.Sedar.com or the Company’s website at www.geovic.net. As used in this report, unless the context otherwise indicates, references to “we”, “our”, “ours” and “us” refer to Geovic Mining Corp. and its subsidiaries collectively.

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

On July 23, 2013 we announced that we had agreed to the terms and conditions of a Definitive Agreement (“DA”) with JXTC of Nanchang, Jiangxi Province, China. JXTC is a state owned large-scale industrial enterprise with significant mining and industrial operations in cobalt, copper, tungsten, and other rare metals. We agreed to the terms and conditions of the DA with JXTC and SNI along with our subsidiaries Geovic Ltd. and GeoCam. GeoCam plans to develop the Nkamouna cobalt-nickel-manganese Project in Cameroon, Africa.

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

We are endeavoring to arrange additional financing which would allow us to continue work on our mineral projects and pay our expenses. If we are unable to arrange adequate financing, we may seek to further reduce our operations, to the extent possible, while we continue efforts to monetize our investment in GeoCam, or we may cease operations. Unless we arrange additional financing, we expect to nearly exhaust our cash during March 2014. As of December 31, 2013 the Company had entered into note purchase agreements (each a “Note Purchase Agreement” and collectively the “Note Purchase Agreements”) with a number of parties (each a “Purchaser”). Pursuant to the Note Purchase Agreements, the Company agreed to issue promissory notes (each a “Note” and collectively the “Notes”) to the Purchasers in the aggregate principal amount of $605 in consideration of the payment by each Purchaser of a purchase price equal to the principal amount of such Purchaser’s respective Note. The Company issued the Notes prior to or as of December 31, 2013. Each Note matures one year following the date of issuance, at which time the outstanding principal amount of each Note and all accrued and unpaid interest thereon is due and payable by the Company. Interest accrues on the outstanding principal balance of each Note at the rate of 200% per annum. The Company may prepay each Note, in whole or in part and without penalty, at any time upon 30 calendar days’ prior written notice. The Company is required to prepay each Note, in whole and without penalty, within five business days following the consummation of the acquisition JXTC or by any other entity of the Company’s 60.5% interest in GeoCam or the consummation of the acquisition of the Company by another company. The Notes contain events of default and other terms and conditions.

Subsequent to December 31, 2013 the Company entered into note purchase agreements similar to those described above with other parties in the aggregate principal amount of $325. Each Note, issued pursuant to these note purchase agreements, matures one year following the date of issuance, at which time the outstanding principal amount of each Note and all accrued and unpaid interest thereon is due and payable by the Company. Interest accrues on the outstanding principal balance of each Note at the rate of 200% per annum, except for $200 of Notes on which the interest accrues at 300% per annum.

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

At our annual Stockholder Meeting held in late June 2013, two independent Directors did not stand for re-election. As a result only three persons were re-elected as Directors at the meeting, one of whom qualified as an independent Director. In September 2013 two new independent Directors, Ms. Teresa Dooling and Mr. Christopher A. Serin, joined the Board of Directors. Both will serve on the Audit Committee and each are qualified to serve as the Audit Committee Financial Expert as defined in accordance with Section 407 of the Sarbanes-Oxley Act of 2002 and Item 407(d)(5) of Regulation S-K adopted under the Securities Exchange Act. Ms. Dooling will serve as the Audit Committee Chairperson.

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

At December 31, 2013 we had approximately $0.2 million of unrestricted cash and cash equivalents on a consolidated basis compared to $4.3 million at December 31, 2012 and $0.3 million at September 30, 2013, a decrease of approximately $4.1 million during the year, which included approximately $0.1 million during the fourth quarter. Our cash is invested in U.S. dollar deposits and in the Cameroon branch of a large international bank.

During 2013 the Company entered into note purchase agreements (each a “Note Purchase Agreement” and collectively the “Note Purchase Agreements”) with a number of parties (each a “Purchaser”). Pursuant to the Note Purchase Agreements, the Company agreed to issue promissory notes (each a “Note” and collectively the “Notes”) to the Purchasers in the aggregate principal amount of $605 (as detailed below) in consideration of the payment by each Purchaser of a purchase price equal to the principal amount of such Purchaser’s respective Note. The Company issued the Notes prior to or as of December 31, 2013. Each Note matures one year from the date of issuance, at which time the outstanding principal amount of each Note and all accrued and unpaid interest thereon is due and payable by the Company. Interest accrues on the outstanding principal balance of each Note at the rate of 200% per annum. The Company may prepay each Note, in whole or in part and without penalty, at any time upon 30 calendar days’ prior written notice. The Company is required to prepay each Note, in whole and without penalty, within five business days following the consummation of any acquisition by JXTC or by any other entity of the Company’s 60.5% interest in GeoCam or the consummation of the acquisition of the Company by another company. The Notes contain events of default and other terms and conditions.

The following table summarizes the principal amounts of the Notes issued and outstanding as of December 31, 2013 and identifies the parties to which the Notes have been issued:

	Total	September 2013	October 2013	November 2013	December 2013
Richard G. Buckovic	$100	$50	$50	$—	$—
Norman C. Rose	30	30	—	—	—
M N Rose Shelter Credit Trust	40	40	—	—	—
Paul D. Rose	60	—	60	—	—
Dragon’s Fire Investments LLC	225	—	—	125	100
Thorne Bush Investments LLC	150	—	—	—	—

Total Short-Term Debt	$605	$120	$110	$125	$—

Subsequent to December 31, 2013 the Company entered into note purchase agreements similar to those described above with other parties in the aggregate principal amount of $325. Each Note, issued pursuant to these note purchase agreements, matures one year following the date of issuance, at which time the outstanding principal amount of each Note and all accrued and unpaid interest thereon is due and payable by the Company. Interest accrues on the outstanding principal balance of each Note at the rate of 200% per annum, except for $200 of Notes on which the interest accrues at 300% per annum.

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

During 2012 we continued meetings with various large international businesses with respect to investment in the Nkamouna Project or the potential purchase of future off-take from the Project. The Company and the other GeoCam shareholders discussed possible strategic investment arrangements with several companies. Since the latter part of 2012 these discussions focused on JXTC. These discussions are continuing and we hope will lead to a transaction under which the strategic investor would acquire most or all of our interest in GeoCam or in the Nkamouna Project directly, and would assist GeoCam to raise the additional required funding to construct the Nkamouna Project with the investor gaining preferred access to future Nkamouna Project off-take. Any cash paid by the strategic investor for part or all of our interest could be available to satisfy our obligations under the notes and fund all or a portion of our remaining project equity requirements, if any, and for other corporate purposes. Under such an arrangement our interest in the Nkamouna Project could be eliminated. We may consider putting the Nkamouna Project on a “care and maintenance” status later in 2014 if we have been unable to finalize and close an acceptable strategic investment arrangement.

GeoCam’s ongoing cash expenditures are presently expected to total approximately $0.9 million for the first two quarters of 2014, for which Geovic is responsible to fund 60.5%. However, we may not be successful in completing such a sale on a timely basis, or in entering into sale or joint venture transactions involving our other exploration prospects on acceptable terms. Further, possible transactions to raise additional capital through the issuance of equity may not be available and would be dilutive to our stockholders. If we are unable to obtain additional capital, we will need to seek to further curtail our operations, to the extent possible, in order to preserve working capital, which could materially harm our business and our ability to achieve cash flow in the future, and we may need to cease operations. Unless we arrange additional financing, we expect to nearly exhaust our cash during March 2014.

As described in Part I, Item 3, Legal Proceedings, five judgments originally totaling approximately $1.7 million against GeoCam are outstanding and are under appeal. Two separate attachments totaling $0.3 million were allowed in two court proceedings and the funds in those amounts were restricted until resolution of the cases. In December 2013 attached funds related to one claim in the amount of approximately $0.1 million were released to GeoCam. In January 2014 attached funds related to two more of the remaining claims in the amount of approximately $0.09 million were released to GeoCam. The court has thus far denied GeoCam’s request to lift the restriction on the two remaining claimants of approximately $0.14 million at December 31, 2013). Should the judgments be upheld in full or in part upon exhaustion of final appeals, GeoCam would be required to satisfy the judgments. Funding the Geovic share would adversely affect our remaining capital resources.

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

We expect our general and administrative expenses for the first two quarters of 2014 to total approximately $1.8 million, including administrative expenses related to other resource entity exploration activities but not including any transaction costs related to a strategic partner transaction related to the Nkamouna Project as well as impairment, or other non-cash items, interest expense related to the short term debt balance at December 31, 2013 of $0.6 million and that during the first two quarters of 2014 expenditures for exploration of mineral properties, or investment in other resource entities, in the United States and elsewhere will total approximately $0.1 million. We expect that our cash balances will be nearly exhausted during March 2014. Based on our current planned 2014 expenditures we will require additional financing or completion of a strategic transaction to continue our operations. We continue to implement cash conservation measures for the Company and GeoCam. If we complete a strategic partner transaction involving the Nkamouna Project or any of our other exploration prospects, this estimate would be adjusted appropriately.

We have budgeted a lower level of general and administrative and other expenditures for 2014 to reflect our limited cash. We have implemented a number of cash conservation strategies for the Company and GeoCam that we have described in earlier reports that we have filed. These efforts were implemented to reduce financial commitments and overheads and preserve our cash.

The Company and its subsidiaries do not have any material debt or other similar obligations or commitments apart from the short-term debt under the Notes, the deferred accrued payroll and related incentives, other deferred payments and any additional amounts that may become due under pending litigation in Cameroon. We believe there is substantial doubt whether our present capital resources will be sufficient to satisfy the Company’s existing capital and liquidity requirements described above, not including any equity requirements in connection with any Nkamouna Project financing by GeoCam or satisfaction of any judgments that may be upheld in final appeals of the pending litigation. We have no standby financing arrangements currently in place. If we are unable to obtain additional capital, we will need to seek to further curtail our operations, to the extent possible, in order to preserve funds, which could materially harm our business and our ability to achieve cash flow in the future, and we may need to cease operations. Unless we arrange additional financing, we expect to nearly exhaust our cash during March 2014.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Results of Operations

2013 compared to 2012

The Company had no revenue from operations and incurred losses from operations during 2013 and 2012, and has had no revenue from operations since inception. Until and unless we sell some or all of our interest in the Nkamouna Project, we expect to reduce our operating and other expenditures.

We had a net loss attributed to Geovic stockholders of $7.2 million for the year ended December 31, 2013, a decrease of $3.6 million from the net loss of $10.8 million in 2012.

For 2013, our exploration costs decreased by $2.4 million to $2.4 million compared to $4.8 million for the prior year, of which approximately $0.9 million represents a decrease in exploration costs in Cameroon and $1.5 million represents a decrease in exploration expense in other Company projects mainly in New Caledonia, New Mexico and Arizona. Cameroon expenses decreased approximately $0.9 million from 2012 to 2013 primarily due to the indefinite suspension of financial advising agreements, no expenditures related to the feasibility study and technical consultants in 2013, lower labor costs and reductions due to scaling back activities. The other project expenses decreased mainly due to scaling back activities. The decreases are net of provisions for deposits of $65 in Cameroon and $170 in New Caledonia.

General and Administrative expenses decreased by $2.0 million to $4.8 million compared to $6.8 million in 2012. The decrease is largely due to a severance provision in the first quarter of 2012, lower salaries in 2013, termination of our prior executive office lease in 2012, lower legal costs and ongoing cost reductions. The decreases are offset by the salary deferral incentives of approximately $0.5 million. The Company continues to reduce general and administrative expenses.

Interest and bank charges have increased by $0.1 million due to interest accrued on the short term debt.

During 2013 the Company recorded approximately $0.3 million of impairment on property, plant and equipment which is a non-cash charge that increased the loss in the year.

Loss on asset disposal decreased $0.2 million in 2013 compared to 2012 primarily related to the write off of two vehicles by GeoCam due to their misappropriation by the former General Manager. Insurance proceeds of $124 related to the vehicles were received in late 2013 and are recorded in other income.

Offsetting the decrease in expenditures other income decreased by $0.6 million due to the net of lower equipment rental income in Cameroon and the insurance proceeds of $0.1 million for vehicles misappropriated in 2012.

As an exploration stage company, we have charged our exploration and pre-construction expenses incurred for exploration projects to operations in the periods incurred and no such expenditures have been capitalized.

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

Loss on asset disposal increased $0.2 million in 2012 compared to 2011 primarily related to the write off of two vehicles by GeoCam. The contract term of the former General Manager of GeoCam was not renewed or extended beyond its September 5, 2012 expiration date, and the two vehicles were in his possession on that date. GeoCam has had no contact with the former General Manager since that date, and the vehicles have not been recovered. GeoCam reported the vehicles as stolen to police authorities in Cameroon and filed insurance claims which were subsequently received in 2013.

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

The Company replaced Ernst & Young LLP as their independent registered public accounting firm with Haynie & Company, Certified Public Accountants as its new independent registered public accounting firm. As described below, the change in independent public accounting firms is not the result of any disagreement with Ernst & Young LLP.

On January 21, 2014, the Company dismissed its independent registered public accounting firm, Ernst & Young LLP. The Audit Committee of the Company’s Board of Directors (the “Audit Committee”) made the decision to dismiss Ernst & Young LLP and engage Haynie & Company, Certified Public Accountants as the independent registered public accounting firm for the fiscal year ending December 31, 2013, as described below.

The reports of Ernst & Young LLP on the Company’s financial statements for the past two years did not contain an adverse opinion or a disclaimer of an opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report of Ernst & Young LLP on the Company’s financial statements for the fiscal year ended December 31, 2012 indicated that there was a substantial doubt about the Company’s ability to continue as a going concern, noting that Company has not established an ongoing source of revenues sufficient to cover the Company’s operating costs, and that the financial statements did not include any adjustments that might result from the outcome of this uncertainty.

During the Company’s two most recent fiscal years and any subsequent interim period preceding Ernst & Young LLP’s dismissal, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Ernst & Young LLP would have caused it to make reference to the subject matter of the disagreements in connection with its report. During the Company’s two most recent fiscal years and any subsequent interim period preceding Ernst & Young LLP’s dismissal, there were no reportable events as defined in Item 304 (a)(1)(v) of Regulation S-K.

On January 21, 2014 the Audit Committee engaged Haynie & Company as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2013. The Company has not consulted with Haynie & Company during its two most recent fiscal years or during any subsequent interim period prior to its appointment as the Company’s auditor with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Company’s consolidated financial statements, or any other matters or reportable events as defined in Items 304(a)(2)(i) and (ii) of Regulation S-K

The Company provided Ernst & Young LLP a copy of foregoing disclosure. Ernst & Young LLP furnished a letter addressed to the Securities and Exchange Commission stating that Ernst & Young LLP agreed with such statements except that the change was approved by our Audit Committee, that we engaged Haynie & Company or that we had not consulted with Haynie & Company during the two most recent fiscal years or during any subsequent interim period prior to its appointment as the Company’s auditor with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as defined in Items 304(a)(2)(i) and (ii) of Regulation S-K. A copy of the letter of Ernst & Young LLP is included as Exhibit 16.1 to this report.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of December 31, 2013.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operational effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management’s assessment identified no material weaknesses in our internal control over financial reporting as of December 31, 2013.

Therefore, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

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

Directors

The following table contains the name, age (as of March 26, 2014), position(s) at the Company, municipality of residence, present principal occupation, principal occupations and directorships for at least the last five years and period of service as a director of the Company for each member of the Board of Directors of the Company (the “Board of Directors” or the “Board”):

Name, Age and Position	Principal Occupations During the Past Five Years	Director Since

William A. Buckovic Age: 64 Executive Vice President, Director Grand Junction, Colorado	Mr. Buckovic is the Founder of Geovic, Ltd., the Company’s principal operating subsidiary, and was President of Geovic, Ltd. from 1994 through March 2009. He became President and a director of the Company upon completion of the reverse take-over transaction (the “RTO”) completed in December 2006, and Executive Vice President of the Company and Geovic Ltd. in 2009. Mr. Buckovic has been active for over 40 years in the mineral exploration and development business, and has been involved in the discovery of several major mineral deposits. Mr. Buckovic’s wide ranging experience in the energy minerals, precious metals, advanced metals and ferro-alloy metals businesses and his work on projects in North America, Africa, South America, Australia, Europe and Asia, has provided him with a wealth of mineral exploration and development knowledge. In addition, Mr. Buckovic’s long tenure with the Company has provided him with knowledge of all aspects of the Company’s business and its history, which uniquely positions him to be a valued member of the Board of Directors.	December 1, 2006

Teresa A. Dooling (1) Age: 57 Director Portland, Oregon	Ms. Dooling has been Compliance Officer for Billing, Benefits and HIPPA since 1998 and from 1993 to 1997 was Chief Financial Officer and Controller for the Oregon Anesthesiology Group, P.C., one of the largest single specialty physician practices in the U.S. providing anesthesia and pain management services in 16 hospitals and many ambulatory surgery centers throughout Oregon. She is a Certified Public Accountant, and received an M.B.A. from the University of Alaska, Anchorage, and a Bachelor of Arts from Creighton University. Ms. Dooling’s 21 years of experience working in the finance, accounting and corporate governance areas qualifies her as a valued member of the Board of Directors.	September 17, 2013

Michael T. Mason Age: 69 Chairman of the Board, Chief Executive Officer, Garden City, New York	Mr. Mason assumed the role of Chief Executive Officer of the Company in January 2011 and Chairman of the Board in February 2012. Mr. Mason has been Managing Partner of Mineral Services, LLC (“MSL”), a consulting firm, from 1996 to present. He was President and Director of MBMI Resources from 2002 to July 2011 but remains a shareholder. He has more than 35 years of experience in the marketing of precious and base metals and other commodities and is a specialist in risk management, off-take agreements and international trading, providing unique experience to the Board of Directors on significant aspects of the mining industry. Mr. Mason was Director for Euromax Ltd. from May 2003 to September 2010. He served as Director of ECU Silver Mining Inc. from April 2001 until its merger with Golden Minerals, Inc. in September 2011, and has been a Director of Golden Minerals since the merger.	December 1, 2006

Name, Age and Position	Principal Occupations During the Past Five Years	Director Since

Paul D. Rose (1) Age: 55 Director Beaverton, Oregon	Mr. Rose has been an Anesthesia Staff Physician with Legacy Emanuel Hospital in Portland, Oregon since 1990. He is a founding member and a former director of Oregon Anesthesiology Group (“OAG”) and serves as Chairman of OAG’s Pension Committee. Mr. Rose, an early investor in Geovic, Ltd., the Company’s predecessor prior to the RTO and has a strong understanding of the Company and its history and brings a valuable and diverse set of skills to the Board of Directors.	June 11, 2010

Christopher A. Serin (1) Age: 63 Director North Vancouver, British Columbia	Mr. Serin has more than 35 years international financial and corporate management experience mainly in natural resource projects around the world. He has been the President and major shareholder of Macspence Enterprises (1994) Inc., a private management and financial consulting firm, since 1994. From December 2010 to February 2014, he was the Chief Financial Officer of Oil Optimization Inc. an oil exploration company focused on Thailand. From 2002 to 2010 he was a director of EurOmax Resources Ltd., a mineral exploration company focused in southeastern Europe, and during this period held a number of executive positions with the company. Previously he was Chief Financial Officer of Royal Oak Mines Ltd. During his career Mr. Serin has been a director of a number of junior mining exploration companies. He is a Professional Engineer. He was awarded an M.B.A. and Bachelor of Science in Mining Engineering by Queen’s University in Kingston. Mr. Serin’s demonstrated management expertise at senior levels and his service on numerous boards of directors in the mining industry position him well to provide the Board of Directors with extensive insight on the roles of management and directors.	September 22, 2013

(1)	Each of Messrs. Rose and Serin and Ms. Dooling are current members of the Audit Committee, the Human Resources and Compensation Committee and the Nominating and Corporate Governance Committee.

Executive Officers

For information with respect to the executive officers of the Company, see the item captioned “Executive Officers” in Part I.

Family Relationships

There is no family relationship among any directors or executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

To the knowledge of the Company’s directors and executive officers, no person who was at any time during the last fiscal year an officer, director or holder of more than ten percent of the Company’s common stock failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act to be filed during the most recent fiscal year or prior fiscal years.

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

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act (the “Audit Committee”), comprised of Ms. Teresa Dooling as Chair and Messrs. Paul Rose and Christopher Serin. Each of the three Directors serving on the Audit Committee qualify as independent under rules promulgated by the SEC, NASDAQ listing standards and the applicable rules of the TSX. Additionally, the Board has determined that both Ms. Dooling and Mr. Serin qualify as an “Audit Committee Financial Expert” as defined in accordance with Section 407 of the Sarbanes-Oxley Act of 2002 and Item 407(d)(5) of Regulation S-K.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid during the fiscal years indicated to the individuals who served as Chief Executive Officer and Chief Financial Officer of the Company during the last completed fiscal year; each of the Company’s two most highly compensated executive officers, other than the Chief Executive Officer and Chief Financial Officer, who were serving as executive officers at the end of the most recently completed fiscal year and whose salary and bonus exceeded $100,000; and up to two individuals who would have satisfied this criteria but for the fact that individual was not serving as an executive officer at December 31, 2013 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)		Bonus ($)	Options awards ($) (non-cash)(1)		All other compensation ($)	Total ($)
Michael T. Mason	2013	194,792	(2)	—	—		—	194,792
Chairman of the Board and Chief Executive Officer	2012	275,000		—	—		—	275,000
	2011	260,215		—	204,382	(3)	69,132	533,729
Greg C. Hill	2013	144,375	(4)	—	—		—	144,375	(4)
Chief Financial Officer	2012	210,000		—	—		—	210,000
	2011	210,000		—	51,020		36,790	297,810
William A. Buckovic	2013	134,266	(5)	—	—		—	134,266	(5)
Executive Vice President and Director	2012	207,360	(6)	—	—		—	207,360	(6)
	2011	207,360	(7)	—	40,816		12,493	260,669	(7)
Timothy D. Arnold (8)	2013	187,339		16,304	—		—	203,643
Chief Operating Officer	2012	230,000		—	—		—	230,000
	2011	217,365		—	—		—	217,365
Gary R. Morris	2013	179,579		—	—		—	179,579
Senior Vice President	2012	186,000		—	—		—	186,000
	2011	186,000	(9)	—	—		—	186,000	(9)
Alan W. Peryam (10)	2013	180,000		—	—		—	180,000
Senior Vice President and General Counsel	2012	180,000		—	—		—	180,000
	2011	180,000		—	—		—	180,000

(1)	The grant date fair value of such options, restricted stock units and restricted stock awards was computed in accordance with the authoritative guidance for accounting for stock compensation. See Note 6 to the Consolidated Financial Statements for the fiscal year ended December 31, 2012 included in the Original Filing for assumptions made in reaching these valuations.
(2)	This amount does not include $80,208 voluntary salary deferral under the terms of the voluntary deferral.
(3)	These are performance-based stock options that expired January 20, 2012 without vesting.
(4)	This amount does not include $65,625 voluntary salary deferral under the terms of the voluntary deferral.
(5)	This amount does not include $73,094 voluntary salary deferral under the terms of the voluntary deferral.
(6)	This amount does not include fair market value of restricted stock awarded in January 2011 (39,000 shares), determined in accordance with FASB ASC Topic 718.
(7)	This amount does not include (i) $180,000 in proceeds from the exercise of stock options, or (ii) $89,888 in aggregate grant date fair market value of restricted stock awarded in January 2011 (78,000 shares), determined in accordance with FASB ASC Topic 718.
(8)	Mr. Arnold’s employment with the Company terminated effective October 24, 2013.
(9)	This amount does not include $33,000 in proceeds from the exercise of stock options.
(10)	Mr. Peryam resigned from his employment with the Company effective February 20, 2014.

The Company has entered into agreements with certain employees to defer a portion of their salaries pending the closing of a strategic partner transaction or other events described below. The total deferred salaries and related employee benefits were equal to $263,282 as at December 31, 2013. The agreements further provide for an additional incentive of 100% - 200% of the deferral and related employee benefits, and as at December 31, 2013 the total deferral incentives and related employee benefits were $480,939. The total of deferred salaries and deferral incentives and related employee benefits of $744,221 is included in Accrued payroll and related on the Company’s consolidated balance sheets, however such amounts will not be paid or impact the cash position until the earlier of: a) receipt of proceeds from JXTC or from any other entity from the sale of our interest in the Cameroon project, b) consummation of the acquisition of the Company by another company, c) receipt of proceeds from a significant financing in an amount expected to be sufficient to cover the Company’s cash requirement for at least six months, or d) March 14, 2014.

As of March 14, 2014 none of the foregoing events had occurred and the Company was not in a financial position to pay the salary deferrals and incentives. Accordingly in March 2014 the Company sought forbearance agreements, which would extend the March 14, 2014 deadline to a future date, from the employees who had deferred a portion of their salaries and the employees agreed to consider entering into such agreements. These agreements have not yet been finalized.

The deferred salaries and incentive amounts, not including related employee benefits, for the Named Executive Officers presently employed by the Company are, Michael T. Mason ($224,583), Greg C. Hill ($183,750) and William A. Buckovic ($204,768). Such amounts are not included in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the number of unexercised options held by each Named Executive Officer as at December 31, 2013.

Name	Number of Securities Underlying Vested Options (#)	Number of Securities Underlying Non-vested Options (#)	Option Exercise Price		Option Expiration Date
Michael T. Mason	20,000	—		$0.56	12/31/2014
	50,000	—	Cdn$	2.36	10/26/2017
	100,000	—	Cdn$	1.68	01/02/2018
	100,000	—	Cdn$	0.65	02/02/2019
	100,000	—	Cdn$	0.90	01/10/2020
Greg C. Hill	400,000	—	Cdn$	2.36	10/26/2017
	200,000	—	Cdn$	1.68	01/03/2018
	60,000	—	Cdn$	0.65	02/03/2019
	100,000	—	Cdn$	0.90	01/10/2020
	125,000	—	Cdn$	0.70	01/21/2021
William A. Buckovic	429,200	—		$0.05	11/23/2016
	376,000	—		$0.15	12/31/2014
	100,000	—		$0.38	12/31/2014
	62,000	—		$1.08	08/15/2016
	156,000	—		$1.30	12/31/2015
	150,000	—	Cdn$	2.36	10/26/2017
	150,000	—	Cdn$	1.68	01/03/2018
	40,000	—	Cdn$	0.65	02/03/2019
	100,000	—	Cdn$	0.90	01/10/2020
	100,000	—	Cdn$	0.70	01/21/2021
Timothy D. Arnold(1)	300,000	—	Cdn$	0.70	01/20/2021
	30,000	—	Cdn$	0.51	06/16/2021
Gary R. Morris	38,000	—		$0.23	12/31/2014
	19,200	—		$0.56	12/31/2014
	45,600	—		$0.38	12/31/2014
	107,200	—		$1.30	12/31/2015
	50,400	—		$1.08	08/15/2016
	20,000	—		$1.22	11/21/2016
	150,000	—	Cdn$	1.68	01/03/2018
	40,000	—	Cdn$	0.65	02/03/2019
	70,000	—	Cdn$	0.90	01/10/2021
	80,000	—	Cdn$	0.70	01/20/2021
	150,000	—	Cdn$	1.68	01/03/2018

Alan W. Peryam(2)	120,000	—	Cdn$	0.80	10/01/2018
	20,000	—	Cdn$	0.65	02/03/2019
	70,000	—	Cdn$	0.90	01/10/2021
	80,000	—	Cdn$	0.70	01/20/2021

(1)	Mr. Arnold’s employment with the Company terminated effective October 24, 2013. All options for Mr. Arnold were cancelled on January 24, 2014 since he did not exercise those options within the 90 day period following his effective termination date.
(2)	Mr. Peryam resigned from his employment with the Company effective February 20, 2014. All options for Mr. Peryam will expire within the 90 day period following his resignation date if not exercised.

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

The Company also has written employment agreements with each of its other Named Executive Officers presently employed by the Company. Each employment agreement provides for continued employment with rolling two year expiration terms. Each employment agreement also provides for payment of certain compensation following termination of the Named Executive Officer’s employment, if such termination is (i) by the Company without cause or due to the Named Executive Officer’s death or disability or (ii) by the Named Executive Officer due to the Company’s breach of any material obligation owed to the Named Executive Officer under his or her employment agreement, due to the Company requiring the Named Executive Officer to perform illegal activities, due to the inability of the Named Executive Officer to substantially perform his or her essential duties under his or her employment agreement because of a disability, or in the event of a change in control or any similar business circumstance with the Company or its subsidiaries which results within twelve months of such change in control in either (A) a termination or threatened termination of the Named Executive Officer’s employment or a reduction in compensation to be paid to the Named Executive Officer or (B) a significant change in the duties of the Named Executive Officer reasonably deemed unacceptable by the Named Executive Officer. The term “change in control” as used in the employment agreements means (1) any one person (or group of affiliated persons) holds a sufficient number of voting shares of the Company (or a resulting issuer) to affect materially the control of the Company or (2) any combination of persons acting in concert hold in total a sufficient number of voting shares of the Company to affect materially the control of the Company, in each case where such person or combination of persons did not previously hold a sufficient number of voting shares of the Company to affect materially the control of the Company (with the holding of more than 20 percent of the voting shares of the Company being deemed to materially affect the control of the Company in the absence of evidence to the contrary).

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

On October 22, 2013, the Company entered into a severance and release agreement (the “Severance Agreement”) with Timothy D. Arnold, the Company’s former Chief Operating Officer whose employment with the Company terminated effective October 24, 2013 (the “Separation Date”).

Under the Severance Agreement the Company is obligated to pay Mr. Arnold a lump sum severance payment equal to $0.5 million, less applicable deductions and withholdings (the “Severance Amount”). The Company must pay the Severance Amount to Mr. Arnold on the first business day following six months after the Separation Date (the “Payment Date”), unless payment on that date would jeopardize the ability of the Company to continue as a going concern, in which case the Severance Amount is payable on the first date after the Payment Date where making such payment would not jeopardize the ability of the Company to continue as a going concern. Effective upon the actual payment of the Severance Amount, Mr. Arnold has agreed to release, subject to limited exceptions, the Company and its affiliates from any and all claims Mr. Arnold may have through the effective date of the Severance Agreement. The Severance Agreement replaces and supersedes the Executive Employment Agreement between the Company and Mr. Arnold, dated as of February 1, 2011.

Directors and Officer Liability Insurance

The Company has purchased and maintains insurance for the benefit of the directors and officers of the Company and its subsidiaries against liabilities incurred by such persons as directors and officers of the Company and its subsidiaries, except where the liability relates to such person’s failure to act honestly and in good faith with a view to the best interests of the Company and its subsidiaries. The annual premium for the policy year ending November 30, 2014 for the Company and its subsidiaries for this insurance in respect of the directors and officers as a group is $127,612. No premium for this insurance is paid by the individual directors and officers.

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

The Board has adopted a compensation program for the non-employee directors of the Company. Under that arrangement, all non-employee directors are paid an annual retainer of $25,000; the Board Chair, if independent, receives an additional $25,000; the Chair of the Audit Committee $15,000; and the Chair of each other Committee $5,000, all paid quarterly in advance. In addition, each director receives $1,500 for each Board or committee meeting attended in person (and receives an additional $1,500 if required to travel to a Board meeting on one or more days other than the meeting date) or any other meeting lasting longer than two hours, $500 for telephone meetings lasting two hours or less, and the Board Chair, if independent, also receives $1,000 per day for other business undertaken on behalf of the Company. Since mid 2013 the payment of director fees has been deferred pending the closing of a strategic transaction.

In addition, prior to September 2013 non-employee directors received initial non-discretionary grants of non-qualified stock options under the Company’s Second Amended and Restated Stock Option Plan (“Plan”). Upon appointment or election, a new director may be granted 200,000 options upon taking office, or as soon thereafter as the grant may be completed. In all years through 2010, annual grants of 100,000 options were made to directors before January 10 each year, or as soon thereafter as permitted under the Plan, vesting 40 percent upon the date of grant, 30 percent after one year and 30 percent after two years, dependent upon continued service as a director of the Company, with option terms of ten years from the date of grant. In 2011 awards of 40,000 restricted shares of the Company’s common stock (“Restricted Stock Awards”) or awards of 40,000 Restricted Stock Units (“RSUs”) were made to each independent director (60,000 RSUs for the Chairman). The Restricted Stock Awards vest 40% upon date of grant and 30% annually for the next two years, while the RSUs entitle the holder to receive the underlying shares of the Company’s common stock at the later of a termination of services at least one year after the date of the award or three years after the award. No stock awards were made during 2013 and 2012.

Director Compensation Table

The following table shows compensation paid or payable to the non-employee directors of the Company during the fiscal year ended December 31, 2013.

Name	Fees earned or paid in cash	Option awards (non-cash)(1)	All other compensation	Total
Teresa A. Dooling	$12,522	—	—	$12,522
Robert J. MacDonald	$23,000	—	—	$23,000
Paul D. Rose	$42,929	—	—	$42,929
Gregg J. Sedun	$14,000	—	—	$14,000
Christopher A. Serin	$7,361	—	—	$7,361

(1)	As of the end of the fiscal year ended December 31, 2013, the aggregate number of options outstanding for each non-employee director was as follows:

Name	Options
Teresa A. Dooling	—
Robert J. MacDonald (former)	500,000
Paul Rose	200,000
Gregg J. Sedun (former)	350,000
Christopher A. Serin	—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of the Company’s shares of common stock, par value $0.0001 per share (the “Shares”), as of March 20, 2014 (the “Reference Date”), by (i) each of our directors and executive officers, (ii) each person who holds, of record, more than 5% of our Shares with such person’s address, and (iii) our executive officers and directors, as a group. Beneficial ownership is based on the number of Shares and percentage of issued Shares beneficially owned, directly or indirectly, or that are subject to control or direction by that person. For purposes of the table, and in accordance with Rule 13d-3(d)(1) under the Exchange Act, the applicable percentage of ownership for each listed person is based on 106,719,602 outstanding Shares as at the Reference Date, plus any securities held by such person exercisable for, or convertible into, the Company’s common stock within 60 days of the Reference Date.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Common Stock
Paul D. Rose	9,609,403	(2)	8.99%
14465 NW Belle Place Beaverton, OR 97006
William A. Buckovic	11,246,982	(3)	10.37%
743 Horizon Ct. 300A Grand Junction, CO 81506
Michael T. Mason	570,000	(4)	0.53%
Greg C. Hill	885,000	(5)	0.82%
Gary R. Morris	1,079,232	(6)	1.00%
Alan W. Peryam	290,000	(7)	0.27%
Shelia I. Short	415,536	(8)	0.39%
Teresa A. Dooling	9,562	(9)	0.01%
Christopher A. Serin	50,000	(10)	0.05%
All Executive Officers and Directors as a Group (9 Persons)	24,155,715		22.43%

(1)	Unless otherwise indicated, the address of each such person is c/o Geovic Mining Corp., 5500 E. Yale Avenue, Suite 980, Denver, Colorado 80222.
(2)	Includes 8,415,411 Shares held by Paul D. Rose over which Mr. Rose has sole dispositive and voting options exercisable within 60 days of the Reference Date to purchase up to 200,000 Shares, 654,072 Shares held by Mr. Rose’s wife, Jean L. Rose, over which Ms. Rose has sole dispositive and voting power and 339,920 Shares over which Mr. and Ms. Rose share dispositive and voting power.
(3)	Includes 9,004,540 Shares held by William A. Buckovic, jointly with his wife, 39,000 Shares held individually, options exercisable within 60 days of the Reference Date to purchase up to 1,726,360 Shares, which includes 63,160 options held by his wife, and 477,082 Shares held by his wife as trustee for the benefit of minor children, of which he disclaims beneficial ownership.
(4)	Includes 200,000 Shares held by Michael T. Mason and options exercisable within 60 days of the Reference Date to purchase up to 370,000 Shares.
(5)	Includes options exercisable within 60 days of the Reference Date, held by Greg C. Hill, to purchase up to 885,000 Shares.
(6)	Includes 308,832 Shares held by Gary R. Morris and options exercisable within 60 days of the Reference Date to purchase up to 770,400 Shares.
(7)	Includes options exercisable within 60 days of the Reference Date, held by Alan W. Peryam to purchase up to 290,000 Shares. Me. Peryam resigned from his employment with the Company effective February 20, 2014. Unless the options are exercised they expire 90 days from his registration.
(8)	Includes 153,536 Shares held by Shelia I. Short and options exercisable within 60 days of the Reference Date to purchase up to 262,000 Shares.
(9)	Includes 9,562 Shares held by Teresa A. Dooling.
(10)	Includes 50,000 Shares held by Christopher A. Serin.

We are not aware of any arrangements that may result in a “change in control” as that term is defined by the Item 403 of Regulation S-K.

Securities Reserved for Issuance under Equity Compensation Plans

The following table sets forth information as at December 31, 2013 relating to the Company’s Second Amended and Restated Stock Option Plan and 2010 Stock Award Plan, our only equity compensation plans under which our securities are authorized for issuance at December 31, 2013:

Plan Category	Number of securities to be issued upon exercise/conversion of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected herein)
Equity compensation plans approved by security holders	10,081,199	$0.91 per Share	8,618,801
Equity compensation plans not approved by security holders	—	—	—
Total	10,081,199	$0.91 per Share	8,618,801

The Company has never repriced any stock options previously granted.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During 2013 the Company entered into note purchase agreements (each a “Note Purchase Agreement” and collectively the “Note Purchase Agreements”) with a number of related persons (each a “Purchaser”). Pursuant to the Note Purchase Agreements, the Company agreed to issue promissory notes (each a “Note” and collectively the “Notes”) to the Purchasers in the aggregate principal amount of $605,000 (as detailed below) in consideration of the payment by each Purchaser of a purchase price equal to the principal amount of such Purchaser’s respective Note. The Company issued the Notes prior to or as of December 31, 2013. Each Note matures one year from the date of issuance, at which time the outstanding principal amount of each Note and all accrued and unpaid interest thereon is due and payable by the Company. Interest accrues on the outstanding principal balance of each Note at the rate of 200% per annum. The Company may prepay each Note, in whole or in part and without penalty, at any time upon 30 calendar days’ prior written notice. The Company is required to prepay each Note, in whole and without penalty, within five business days following the consummation of any acquisition by JXTC or by any other entity of the Company’s 60.5% interest in GeoCam or the consummation of the acquisition of the Company by another company. The Notes contain events of default and other terms and conditions.

The following table summarizes the principal amounts of all Notes issued and outstanding as of December 31, 2013 and identifies the parties to which the Notes have been issued:

(In Thousands)	Total	September 2013	October 2013	November 2013	December 2013
Richard G. Buckovic	$100	$50	$50	$—	$—
Norman C. Rose	30	30	—	—	—
M N Rose Shelter Credit Trust	40	40	—	—	—
Paul D. Rose	60	—	60	—	—
Dragon’s Fire Investments LLC	225	—	—	125	100
Thorne Bush Investments LLC	150	—	—	—	150

Total Short-Term Debt	$605	$120	$110	$125	$250

The following purchases are considered related persons required to be disclosed, namely Paul D. Rose, a Director of the Company ($60,000), Dragon’s Fire Investments LLC, an entity owned by Paul D. Rose ($225,000), Norman C. Rose, the father of Paul D. Rose ($30,000) and Thorne Bush Investments LLC, owned by Norman C. Rose ($150,000). Further, Richard G. Buckovic ($100,000) is the uncle of William A. Buckovic, Executive Vice President and Director and the M.N. Rose Shelter Credit Trust ($40,000) is a trust organized by Norman C. Rose, the father of Paul D. Rose. As of March 20, 2014 the aggregate principal amount outstanding under the Notes was $930,000 (including 2014 amounts) and no principal or interest has been paid under any Note.

The Company has entered into agreements with certain employees to defer a portion of their salaries pending the closing of a strategic partner transaction or other events described below. The total deferred salaries and related employee benefits were equal to $263,282 as at December 31, 2013. The agreements further provide for an additional incentive of 100%-200% of the deferral and related employee benefits, and as at December 31, 2013 the total deferral incentives and related employee benefits were $480,939. The total of deferred salaries and deferral incentives and related employee benefits of $744,221 is included in Accrued payroll and related on the Company’s consolidated balance sheets, however such amounts will not be paid or impact the cash position until the earlier of: a) receipt of proceeds from JXTC or from any other entity from the sale of our interest in the Cameroon project, b) consummation of the acquisition of the Company by another company, c) receipt of proceeds from a significant financing in an amount expected to be sufficient to cover the Company’s cash requirement for at least six months, or d) March 14, 2014.

As of March 14, 2014 none of the foregoing events had occurred and the Company was not in a financial position to pay the salary deferrals and incentives. Accordingly in March 2014 the Company sought forbearance agreements, which would extend the March 14, 2014 deadline to a future date, from the employees who had deferred a portion of their salaries and the employees agreed to consider entering into such agreements. These agreements have not yet been finalized.

The deferred salaries and incentive amounts, not including related employee benefits, for the Named Executive Officers presently employed are, Michael T. Mason ($224,583), Greg C. Hill ($183,750) and William A. Buckovic ($204,768). Such amounts are not included in the Summary Compensation Table.

During 2013 the Company also deferred Director fees pending the closing of a strategic partner transaction and/or a significant financing. As at December 31, 2013 the deferred fees were $72,062. The deferred Directors fees are Teresa A. Dooling ($12,522), Robert J. MacDonald ($11,500), Paul D. Rose ($33,429), Gregg J. Sedun ($7,250) and Christopher A. Serin ($7,361), The deferred fees are included in Accrued liabilities and other payables on the consolidated balance sheets, however such amounts will not be paid or impact the cash position until the earlier of: a) receipt of proceeds from JXTC from the sale of our interest in the Cameroon project or, b) receipt of proceeds from a significant financing in an amount expected to be sufficient to cover the Company’s cash requirement for at least six months.

On October 22, 2013, the Company entered into a severance and release agreement (the “Severance Agreement”) with Timothy D. Arnold, the Company’s former Chief Operating Officer whose employment with the Company terminated effective October 24, 2013 (the “Separation Date”).

Under the Severance Agreement the Company is obligated to pay Mr. Arnold a lump sum severance payment equal to $0.5 million, less applicable deductions and withholdings (the “Severance Amount”). The Company must pay the Severance Amount to Mr. Arnold on the first business day following six months after the Separation Date (the “Payment Date”), unless payment on that date would jeopardize the ability of the Company to continue as a going concern, in which case the Severance Amount is payable on the first date after the Payment Date where making such payment would not jeopardize the ability of the Company to continue as a going concern. Effective upon the actual payment of the Severance Amount, Mr. Arnold has agreed to release, subject to limited exceptions, the Company and its affiliates from any and all claims Mr. Arnold may have through the effective date of the Severance Agreement. The Severance Agreement replaces and supersedes the Executive Employment Agreement between the Company and Mr. Arnold, dated as of February 1, 2011.

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

Director Independence

The Board has determined that three of its five members, namely Messrs. Rose and Serin and Ms. Dooling, are independent under rules promulgated by the SEC, NASDAQ listing standards and the applicable rules of the TSX. A majority of the current directors are therefore independent as determined under applicable rules. The Board has concluded that two directors, Messrs. Buckovic and Mason are not independent under applicable rules, as they are officers of the Company or its subsidiaries. Mr. Mason was also a paid consultant to the Company from 2003 until early 2011. The independent directors are the sole members of the Audit Committee, the Human Resources and Compensation Committee and the Nominating and Corporate Governance Committee of the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to the Independent Registered Public Accounting Firm

The fees billed or billable to the Company for 2013 for audit services by Haynie & Company and for 2013 and 2012 by Ernst & Young LLP the Company’s independent registered public accounting firms for those years were:

	2013	2012
Audit Fees(1)	$122,000	$240,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees	—	—
Total	$122,000	$240,000

(1)	Audit fees consist of our annual audit costs, fees for review of registration statements we file with the SEC and review of financial statements included in our Form 10-Q quarterly reports.
(2)	Audit-related fees are fees billed by the independent accountants for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and other reports and quarterly meetings with our Audit Committee, and include other consultations concerning financial accounting and reporting standards.
(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice, and tax planning.

Pre-Approval Policy Regarding Independent Registered Public Accounting Firm Services

The Audit Committee of the Board of Directors pre-approves all audit, non-audit and internal control-related services provided by the independent registered public accounting firm prior to the engagement of the independent registered public accounting firm with respect to such services. The audit and other services provided by our independent accountants are supervised by the Audit Committee. No services were performed in 2013 or 2012 by our independent registered public accountants that had not been pre-approved by our Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Form 10-K

1. Financial Statements and Supplementary Data

2. Financial Statement Schedules (not applicable)

(b) See Exhibit Index below

(c) Not applicable

Exhibits

The following exhibits are filed as part of this Annual Report:

Exhibit Number	Description

3.1	Certificate of Domestication of the Registrant, dated November 21, 2006, incorporated by reference to Exhibit 3.1 to Form 10 Registration Statement filed May 14, 2007.

3.2	Certificate of Incorporation of the Registrant, dated November 21, 2006, incorporated by reference to Exhibit 3.2 to Form 10 Registration Statement filed May 14, 2007.

3.3	Bylaws of Registrant, incorporated by reference to Exhibit 3.3 to Form 10 Registration Statement filed May 14, 2007.

4.1	Geovic Mining Corp. Audit Committee Charter Adopted April 30, 2007, incorporated by reference to Exhibit 4.5 to Form 10 Registration Statement filed May 14, 2007.

10.1	Republic of Cameroon Mining Permit Decree, Dated April 11, 2003, incorporated by reference to Exhibit 10.4 to Form 10 Registration Statement filed May 14, 2007.

10.2	Mining Convention Between The Republic of Cameroon and Geovic Cameroon, S.A., dated July 31, 2002, incorporated by reference to Exhibit 10.5 to Form 10 Registration Statement filed May 14, 2007.

10.3	Geovic Cameroon Plc Shareholders Agreement, dated April 9, 2007, incorporated by reference to Exhibit 10.6 to Form 10 Registration Statement filed May 14, 2007.

10.4	Executive Employment Agreement of William A. Buckovic, dated January 1, 2008, including amendment effective January 1, 2010, incorporated by reference to Exhibit 10.9 for Form 10-K filed March 30, 2010, and amendment dated July 16, 2012 effective July 1, 2012 incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed July 16, 2012.

10.5	Executive Employment Agreement of Greg Hill, dated January 1, 2008, including amendment effective January 1, 2010, incorporated by reference to Exhibit 10.12 for Form 10-K filed March 30, 2010 and amendment dated July 16, 2012 effective July 1, 2012 incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 16, 2012.

10.6	Executive Employment Agreement of Alan W. Peryam, dated October 1, 2008, including amendment effective January 1, 2010, incorporated by reference to Exhibit 10.14 for Form 10-K filed March 30, 2010 as amended effective July 1, 2012.

Exhibit Number	Description

10.7	Executive Employment Agreement of Gary R. Morris, dated January 1, 2007, including amendment effective January 1, 2010, incorporated by reference to Exhibit 10.15 for Form 10-K filed March 30, 2010 as amended effective July 1, 2012

10.8	Executive Employment Agreement of Shelia I. Short, dated January 1, 2007, including amendment effective January 1, 2010, incorporated by reference to Exhibit 10.17 for Form 10-K filed March 30, 2010 as amended effective July 1, 2012

10.9	Geovic Mining Corp. Second Amended and Restated Stock Option Plan, amended as of January 21, 2011, incorporated by reference to Exhibit 10.14 to Form 10-K filed March 29, 2011

10.10	Agreement on Settlement of Governance and past Financial Situation of Geovic Cameroon PLC dated 31 December 2007, incorporated by reference to Exhibit 10.19 to Form 10-K filed March 31, 2008

10.11	Charter of Compensation Committee for Geovic Mining Corp., incorporated by reference to Exhibit 10.22 to Form 10-K filed March 31, 2008.

10.12	Charter for Nominating and Corporate Governance Committee for Geovic Mining Corp., incorporated by reference to Exhibit 10.23 to Form 10-K filed March 31, 2008.

10.13	Geovic Mining Corp. 2010 Stock Award Plan, incorporated by reference to Exhibit 10.1 on Form 8-K filed June 15, 2010.

10.14	Michael Mason Employment Agreement, dated May 29, 2012, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 15, 2012 There is a new one made in 2012 and amendment dated July 16, 2012 effective July 1, 2012 incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 16, 2012.

10.15	Whistle-Blower Policy adopted December 21, 2009, incorporated by reference to Exhibit 10.30 from 10-K filed March 30, 2010

10.16	Timothy D. Arnold Severance Agreement, dated October 22, 2013, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 28, 2013

10.17	Arnold Consulting, LLC Services Agreement, dated October 22, 2013, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 28, 2013 .

10.18	Form of Note Purchase Agreements September 2013 incorporated by reference to Exhibit 10.1 from 10-Q filed November 12, 2013.

10.19	Form of Note Purchase Agreements October 2013 incorporated by reference to Exhibit 10.2 from 10-Q filed November 12, 2013.

10.20	Form of Salary Deferral Agreements August 2013 incorporated by reference to Exhibit 10.3 from 10-Q filed November 12, 2013.

10.21	Form of Salary Deferral Agreements September 2013 incorporated by reference to Exhibit 10.4 from 10-Q filed November 12, 2013.

10.22	Form of Salary Deferral Agreements October 2013 incorporated by reference to Exhibit 10.5 from 10-Q filed November 12, 2013.

10.23	Form of Salary Deferral Agreements November 2013.*

10.24	Form of Salary Deferral Agreements December 2013.*

10.25	Form of Note Purchase Agreements November 2013.*

10.26	Form of Note Purchase Agreements December 2013.*

16.1	Letter from Ernst & Young LLP to the Securities and Exchange Commission dated January 31, 2014, incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K/A filed January 31, 2014.

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Hayne & Company*

23.2	Consent of Ernst & Young LLP.*

23.3	Consent of SRK Consulting (United States.), Inc.*

23.4	Consent of Lycopodium Minerals Pty. Ltd.*

Exhibit Number	Description

31.1	Rule 13A-14(A) Certification of CEO.*

31.2	Rule 13A-14(A) Certification of CFO.*

32.1	Section 1350 Certification—CEO.*

32.2	Section 1350 Certification—CFO.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on March 26, 2014.

Geovic Mining Corp. Registrant

By:	/S/ MICHAEL T. MASON
Name:	Michael T. Mason
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL T. MASON Michael T. Mason	Chairman, Chief Executive Officer (Principal Executive Officer)	March 26, 2014

March 26, 2014

/S/ WILLIAM A. BUCKOVIC William A. Buckovic	Executive Vice President and Director	March 26, 2014

/S/ GREG HILL Greg Hill	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	March 26, 2014

/S/ TERESA A. DOOLING Teresa A. Dooling	Director	March 26, 2014

/S/ PAUL D. ROSE Paul D. Rose	Director	March 26, 2014

/S/ CHRISTOPHER A. SERIN Christopher A. Serin	Director	March 26, 2014

Consolidated Financial Statements

Geovic Mining Corp.

(an exploration stage company)

December 31, 2013

(Stated in U.S. dollars)

Geovic Mining Corp.

(an exploration stage company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Geovic Mining Corp. (an exploration stage company)

Denver, Colorado

We have audited the accompanying consolidated balance sheet of Geovic Mining Corp. (an exploration stage company) as of December 31, 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Geovic Mining Corp. (an exploration stage company) as of December 31, 2012, and for each of the two years in the period ending December 31, 2012 were audited by other auditors and whose report, dated March 27, 2013, on those financial statements included an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Geovic Mining Corp. (an exploration stage company) as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Haynie & Company

Littleton, Colorado

March 26, 2014

Geovic Mining Corp.

(an exploration stage company)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Geovic Mining Corp. (an exploration stage company)

We have audited the accompanying consolidated balance sheet of Geovic Mining Corp. (an exploration stage company) as of December 31, 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geovic Mining Corp. (an exploration stage company) at December 31, 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

Denver, Colorado

March 27, 2013

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$181	$4,259
Restricted cash	324	427
Prepaid expenses	67	495
Other	15	93

Total current assets	587	5,274
Property, plant and equipment, net [note 4]	1,178	2,316
Deposits	28	251

Total assets	$1,793	$7,841

LIABILITIES
Current liabilities:
Accrued liabilities and other payables [note 5]	$1,067	$764
Accrued payroll and related [note 5]	744	—
Short-term debt [note 6]	664	—
Accrued litigation [note 17]	250	—
Related party payable [note 16 (c)]	328	359

Total current liabilities	3,053	1,123
Other liabilities	471	720

Total liabilities	3,524	1,843

Commitments and contingencies [note 17]
EQUITY
Common stock, par value of $0.0001, 200 million shares authorized and 106.7 million and 106.6 million shares issued and outstanding in 2013 and 2012, respectively	11	11
Additional paid-in capital	110,581	110,577
Deficit accumulated during the exploration stage	(120,794)	(113,563)

Total controlling stockholders’ equity (deficit)	(10,202)	(2,975)
Noncontrolling interest [note 11]	8,471	8,973

Total equity (deficit)	(1,731)	5,998

Total liabilities and equity	$1,793	$7,841

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Years ended December 31,			Unaudited period from Nov. 16, 1994 (inception) to
	2013	2012	2011	Dec. 31, 2013
EXPENSES (INCOME)
Exploration costs [note 3]	$2,415	$4,823	$10,894	$96,291
General and administrative	4,820	6,771	7,154	50,036
Stock based compensation [notes 7-8]	4	111	729	18,701
Change in fair value of warrants [note 8]	—	—	(129)	(675)
Interest and bank charges	132	18	37	541
Depreciation	717	878	936	5,184
Property, plant and equipment impairment [note 4]	309	—	—	309
Mineral property impairment	—	—	—	3,244

Total expenses	8,397	12,601	19,621	173,631
Other income	(213)	(817)	(864)	(1,894)
Loss on asset disposal	27	265	67	359
Interest income	—	(8)	(57)	(4,861)

Net loss before income taxes	(8,211)	(12,041)	(18,767)	(167,235)
Income tax expense (benefit) [note 12]	—	—	—	(65)

Consolidated net loss	(8,211)	(12,041)	(18,767)	(167,170)

Less: Net loss attributed to the noncontrolling interest	(980)	(1,253)	(3,949)	(32,382)

Net loss attributed to Geovic stockholders	$(7,231)	$(10,788)	$(14,818)	$(134,788)

Net loss per share	$(0.07)	$(0.10)	$(0.14)

Weighted average shares outstanding	106,674,890	106,604,131	104,963,741

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional paid-		Noncontrolling	Total
	Shares	Amount	in capital	Deficit	Interest
Balance, December 31, 2010	104,292,412	$10	$109,564	$(87,957)	$10,657	$32,274

Stock options exercised [note 7]	1,855,342	1	137	—	—	138
Stock-based compensation [note 7]	210,000	—	729	—	—	729
Noncontrolling interest contribution	—	—	—	—	3,238	3,238
Net loss for year	—	—	—	(14,818)	(3,949)	(18,767)

Balance, December 31, 2011	106,357,754	$11	$110,430	$(102,775)	$9,946	$17,612

Vesting of restricted stock [note 7]	100,000	—	—	—	—	—
Stock options exercised [note 7]	181,848	—	36	—	—	36
Stock-based compensation [note 7]	—	—	111	—	—	111
Noncontrolling interest contribution	—	—	—	—	280	280
Net loss for year	—	—	—	(10,788)	(1,253)	(12,041)

Balance, December 31, 2012	106,639,602	$11	$110,577	$(113,563)	$8,973	$5,998

Vesting of restricted stock [note 7]	80,000	—	—	—	—	—
Stock-based compensation [note 7]	—	—	4	—	—	4
Noncontrolling interest contribution	—	—	—	—	478	478
Net loss for year	—	—	—	(7,231)	(980)	(8,211)

Balance, December 31, 2013	106,719,602	$11	$110,581	$(120,794)	$8,471	$(1,731)

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,			Unaudited period from Nov. 16, 1994 (inception) to
	2013	2012	2011	Dec. 31, 2013
OPERATING ACTIVITIES
Consolidated net loss	$(8,211)	$(12,041)	$(18,767)	$(167,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	717	878	936	5,184
Stock-based compensation expense	4	111	729	18,701
Change in fair value of warrants	—	—	(129)	(675)
Loss on disposal of assets	27	265	67	359
Property, plant and equipment impairment	309	—	—	309
Mineral property impairment	—	—	—	3,244
Changes in non-cash operating working capital:
(Increase) decrease in restricted cash	103	(329)	(98)	(324)
Decrease (Increase) in prepaid expenses	428	82	(39)	(67)
Decrease (increase) in other assets	78	180	(172)	(15)
(Increase) decrease in deposits	223	5	(101)	(28)
Increase (decrease) in accrued liabilities and other payables	303	(630)	(2,250)	1,067
Increase in accrued payroll and related	744	—	—	744
Increase in accrued litigation	250	—	—	250
Increase (decrease) in other liabilities	(249)	223	(50)	471
Increase (decrease) in related party payables	(31)	2	9	328

Cash used in operating activities	(5,305)	(11,254)	(19,865)	(137,622)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(15)	(363)	(393)	(7,191)
Proceeds on sale of assets	100	6	54	160
Acquisition of mineral leases	—	—	—	(3,244)

Cash used in investing activities	(85)	(357)	(339)	(10,275)
FINANCING ACTIVITIES
Increase in short term debt	664	—	—	664
Noncontrolling interest contribution	478	280	3,238	40,853
Cash paid to rescind exercise of stock options	—	—	—	(15)
Proceeds from issuance of common stock and preferred stock	—	—	—	95,589
Proceeds from issuance of stock purchase warrants	—	—	—	16,168
Proceeds from exercise of stock options and stock purchase warrants	—	36	137	2,564
Stock issue costs	—	—	—	(7,745)

Cash provided by financing activities	1,142	316	3,375	148,078
Net increase (decrease) in cash and cash equivalents	(4,078)	(11,295)	(16,829)	181
Cash and cash equivalents, beginning of year	4,259	15,554	32,383	—

Cash and cash equivalents, end of year	$181	$4,259	$15,554	$181

SUPPLEMENTAL INFORMATION
Interest Paid	$—	$—	$—	$—
Income Taxes Paid	$—	$—	$—	$—

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

On July 23, 2013 the Company announced that it had agreed to the terms and conditions of a Definitive Agreement (“DA”) with Jiangxi Rare Metals Tungsten Holdings Group Company Ltd (“JXTC”) of Nanchang, Jiangxi Province, China. JXTC is a state owned large-scale industrial enterprise with significant mining and industrial operations in cobalt, copper, tungsten, and other rare metals. The terms and conditions of the DA were agreed amongst JXTC, Societe Nationale d’Investissement du Cameroun (“SNI”), the National Investment Corporation of Cameroon that owns or represents 39.5% of GeoCam, the Company, Geovic Ltd. and GeoCam.

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

We have been closely monitoring our fixed and variable costs and have restricted such costs to those expenses that are necessary to complete activities related to securing a strategic investment for the Nkamouna Project, to identify opportunities to generate cash from our existing exploration properties and to obtain additional sources of working capital in support of such activities. Management and the Board of Directors have implemented a number of cash conservation strategies for the Company and GeoCam. We have deferred payment of certain expenses and salaries in agreement with the counterparties as disclosed in Note 5. The most significant cost reductions compared to prior years are our reduction of expenditures at GeoCam and at our exploration prospects. We have reduced GeoCam project expenses to incur only necessary expenditures, primarily limited to securing the site, environmental monitoring, defending against the litigation described in Note 17 (a), and supporting potential financial and strategic investor due diligence efforts. This has significantly reduced the level of GeoCam cash requirements for 2013. Despite the conservation strategies, it is expected that the Company’s current available cash resources will be nearly exhausted during March 2014.

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

Our consolidated unrestricted cash balance at December 31, 2013 was approximately $0.2 million. We are endeavoring to arrange financing which would allow us to continue work on our mineral projects and pay our transaction and other expenses. If we are unable to arrange adequate financing, we may seek to further reduce our operations while we continue efforts to monetize our investment in GeoCam, or we may cease operations which could include a bankruptcy filing. Unless we arrange additional financing, we expect to nearly exhaust our cash during March 2014.

During 2013 the Company entered into note purchase agreements (each a “Note Purchase Agreement” and collectively the “Note Purchase Agreements”) with a number of parties (each a “Purchaser”). Pursuant to the Note Purchase Agreements, the Company agreed to issue promissory notes (each a “Note” and collectively the “Notes”) to the Purchasers in the aggregate principal amount of $605 (as detailed below) in consideration of the payment by each Purchaser of a purchase price equal to the principal amount of such Purchaser’s respective Note. The Company issued the Notes prior to or as of December 31, 2013. Each Note matures one year from the date of issuance, at which time the outstanding principal amount of each Note and all accrued and unpaid interest thereon is due and payable by the Company. Interest accrues on the outstanding principal balance of each Note at the rate of 200% per annum. The Company may prepay each Note, in whole or in part and without penalty, at any time upon 30 calendar days’ prior written notice. The Company is required to prepay each Note, in whole and without penalty, within five business days following the consummation of any acquisition by Jiangxi Rare Metals Tungsten Holdings Group Company Ltd or by any other entity of the Company’s 60.5% interest in GeoCam or the consummation of the acquisition of the Company by another company. The Notes contain events of default and other terms and conditions.

The following table summarizes the principal amounts of the Notes issued and outstanding as of December 31, 2013 and identifies the parties to which the Notes have been issued:

	Total	September 2013	October 2013	November 2013	December 2013
Richard G. Buckovic	$100	$50	$50	$—	$—
Norman C. Rose	30	30	—	—	—
M N Rose Shelter Credit Trust	40	40	—	—	—
Paul D. Rose	60	—	60	—	—
Dragon’s Fire Investments LLC	225	—	—	125	100
Thorne Bush Investments LLC	150	—	—	—	150

Total Short-Term Debt	$605	$120	$110	$125	$250

Our near-term expenses could be greater than projected and we may be unable to generate additional proceeds through the sale of part or all of our interest in the Nkamouna Project to a strategic partner or future business transactions on our exploration prospects. We may not be successful in completing such a sale on a timely basis, or in entering into sale or joint venture transactions involving our other exploration prospects on acceptable terms. Further, possible transactions to raise additional capital through the issuance of equity may not be available and would be dilutive to our stockholders. If we are unable to obtain additional capital, we will need to seek to further curtail our operations, to the extent possible, in order to preserve working capital, which could materially harm our business and our ability to achieve cash flow in the future, and we may need to cease operations which could include a bankruptcy filing. Unless we arrange additional financing, we expect to nearly exhaust our cash during March 2014.

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

These financial statements have been prepared on a going concern basis and do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has limited cash resources and has not established an ongoing source of revenue sufficient to cover operating costs and has incurred losses since inception, which raises substantial doubt about our ability to continue as a going concern after the first quarter 2014. As discussed in Note 1, Nature of Business and Continuance of Operations, we are pursuing a strategic investment with JXTC which would result in our selling all of our interest in the Nkamouna Project which, if successful, could assist us in covering our operating costs. Our ability to continue as a going concern is dependent upon a sale of some or all of our interest in the Nkamouna Project, entering into sale or joint venture transactions involving our other exploration prospects on acceptable terms, and/or obtaining the necessary financing through the issuance of equity or notes to meet our current obligations arising from normal business operations when they come due.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its’ more than 50% owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Restricted Cash

As of December 31, 2013, restricted cash is comprised of cash that has been pledged as collateral for a standby letter of credit related to drilling reclamation obligations, cash restricted due to pending legal cases in Cameroon and as collateral for a corporate purchase card program.

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

Long-lived Assets

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

Collaborative Arrangements

The Company’s accounting policy for collaborative arrangements is to report any costs incurred with third parties in the statement of operations and to evaluate the income statement classification of transactions with the other participant based on the nature of the collaborative arrangement’s business operations and the contractual terms of the arrangement.

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

Foreign currency remeasurement

The Company and its subsidiaries, all of which are considered to be integrated, use the United States Dollar (“USD”) as their functional currency. Current assets and liabilities denominated in foreign currencies are remeasured into the USD at the rates of exchange prevailing on the balance sheet date. Other nonmonetary consolidated balance sheet items are remeasured into the USD at the rate prevailing on the respective transaction dates. The resulting foreign exchange gains and losses are included in exploration costs on the statement of operations. For 2013, the Company recorded a gain of approximately $3. For 2012 and 2011 the Company recorded a gain of approximately $7 and $96, respectively.

Loss per share

Loss per share is computed by dividing net loss attributed to Geovic stockholders by the weighted average number of common shares outstanding during the year. Stock options will be dilutive when the Company has income from continuing operations and when the average market price of the common shares during the period exceeds the exercise price of the options and warrants. Due to the net loss attributed to Geovic for all periods presented, all the stock options and warrants have been anti-dilutive and, therefore, not included in the loss per share calculations. The remaining warrants expired in the second quarter of 2012 and are no longer considered for potential dilution as of 2012.

3. EXPLORATION COSTS

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

The following is a summary of the exploration costs incurred by the Company:

	2013	2012	2011	Unaudited period from Nov. 16, 1994 (inception) to Dec. 31, 2013
Cameroon, Africa:
Property evaluation	$578	$881	$4,270	$54,335
Office costs	1,204	1,840	4,421	32,749

	1,782	2,721	8,691	87,084

Other projects:
Colorado and Wyoming	—	4	90	2,070
Arizona	128	494	347	1,917
New Mexico	3	166	561	730
New Caledonia	439	1,333	839	3,633
Papua New Guinea	55	79	266	400
Other projects	8	26	100	457

	633	2,102	2,203	9,207

Total Exploration Costs	$2,415	$4,823	$10,894	$96,291

4. PROPERTY, PLANT AND EQUIPMENT, NET

As of December 31, property, plant and equipment consisted of the following:

	2013	2012
Cameroon, Africa:
Machinery and equipment	$2,990	$3,149
Vehicles	811	811
Buildings	280	413
Furniture and equipment	459	527

	4,540	4,900
Less accumulated depreciation	(3,562)	(2,984)

	978	1,916

United States and Other:
Machinery and equipment	235	339
Vehicles	53	58
Furniture and equipment	432	492

	720	889
Less accumulated depreciation	(520)	(489)

	200	400

	$1,178	$2,316

During the year ended December 31, 2013 the Company recognized an impairment charge of $0.3 million on assets with a fair value of $0.6 million. While the Company has continually evaluated the recovery of its assets, the Company determined that an impairment was appropriate this year due to the recent adverse changes in the financial and business circumstances of the Company. The impairment was based on a review of the individual assets considering future cash flows and management’s best estimate of recoverable amounts. The majority of the impairment relates to assets in Cameroon of $279 due to the uncertainty of the timing of cash flows from a strategic transaction. The remainder relates to corporate assets in the United States.

The fair value was based on a consideration of future cash flows and management judgment using Level 3 inputs under ASC 820. Because of possible future adverse changes in the financial and business circumstances of the Company, it is reasonably possible that the estimate of fair value may change in the near term resulting in the need to further adjust our determination of fair value.

During the year ended December 31, 2013, GeoCam rented idle equipment to a third party and recorded $89 [2012 - $817] as other income in our consolidated statements of operations as a result of this transaction.

During the year ended December 31, 2012, GeoCam wrote off two vehicles totaling $205. The two vehicles were reported as stolen to police authorities in Cameroon and GeoCam filed insurance claims. During the year ended December 31, 2013 GeoCam received $124 related to the insurance claims and recorded as other income in our consolidated statements of operations.

5. ACCRUED LIABILITIES AND OTHER PAYABLES/ACCRUED PAYROLL AND RELATED

The Company has entered into agreements with certain consultants to defer a portion of their fees pending the closing of a strategic partner transaction. As at December 31, 2013 the deferred fees were $105. The deferred fees are included in Accrued liabilities and other payables on the consolidated balance sheets, however such amounts will not be paid or impact the cash position until one month after the closing of a strategic partner transaction involving the Company’s interest in the Cameroon project.

The Company has also deferred Directors’ fees pending the closing of a strategic partner transaction and/or a significant financing. As at December 31, 2013 the deferred fees were $72. The deferred fees are included in Accrued liabilities and other payables on the consolidated balance sheets, however such amounts will not be paid or impact the cash position until the earlier of: a) receipt of proceeds from JXTC from the sale of our interest in the Cameroon project or, b) receipt of proceeds from a significant financing in an amount expected to be sufficient to cover the Company’s cash requirement for at least six months.

The Company has also entered into agreements with certain employees to defer a portion of their salaries pending the closing of a strategic partner transaction or other events. The deferred salaries and related employee benefits were equal to $263 as at December 31, 2013. The agreements further provide for an additional incentive of 100% - 200% of the deferral and related employee benefits and as at December 31, 2013 the deferral incentives and related employee benefits were $481. The total of deferred salaries and deferral incentives and related employee benefits of $744 is included in Accrued payroll and related on the consolidated balance sheets, however such amounts will not be paid or impact the cash position until the earlier of: a) receipt of proceeds from JXTC or from any other entity from the sale of our interest in the Cameroon project, b) consummation of the acquisition of the Company by another company, c) receipt of proceeds from a significant financing in an amount expected to be sufficient to cover the Company’s cash requirement for at least six months, or d) March 14, 2014.

As of March 14, 2014 none of the foregoing events had occurred and the Company was not in a financial position to pay the salary deferrals and incentives. Accordingly in March 2014 the Company sought forbearance agreements, which would extend the March 14, 2014 deadline to a future date, from the employees who had deferred a portion of their salaries and the employees agreed to consider entering into such agreements. These agreements have not yet been finalized.

6. SHORT-TERM DEBT

During 2013 the Company entered into note purchase agreements (each a “Note Purchase Agreement” and collectively the “Note Purchase Agreements”) with a number of parties (each a “Purchaser”). Pursuant to the Note Purchase Agreements, the Company agreed to issue promissory notes (each a “Note” and collectively the “Notes”) to the Purchasers in the aggregate principal amount of $605 (as detailed below) in consideration of the payment by each Purchaser of a purchase price equal to the principal amount of such Purchaser’s respective Note. The Company issued the Notes prior to or as of December 31, 2013. Each Note matures one year from the date of issuance, at which time the outstanding principal amount of each Note and all accrued and unpaid interest thereon is due and payable by the Company. Interest accrues on the outstanding principal balance of each Note at the rate of 200% per annum. The Company may prepay each Note, in whole or in part and without penalty, at any time upon 30 calendar days’ prior written notice. The Company is required to prepay each Note, in whole and without penalty, within five business days following the consummation of any acquisition by JXTC or by any other entity of the Company’s 60.5% interest in GeoCam or the consummation of the acquisition of the Company by another company. The Notes contain events of default and other terms and conditions.

The following table summarizes the principal amounts of the Notes issued and outstanding as of December 31, 2013 and identifies the parties to which the Notes have been issued:

	Total	September 2013	October 2013	November 2013	December 2013
Richard G. Buckovic	$100	$50	$50	$—	$—
Norman C. Rose	30	30	—	—	—
M N Rose Shelter Credit Trust	40	40	—	—	—
Paul D. Rose	60	—	60	—	—
Dragon’s Fire Investments LLC	225	—	—	125	100
Thorne Bush Investments LLC	150	—	—	—	150

Total Short-Term Debt	$605	$120	$110	$125	$250

On October 10, 2013 the Company and The Joe Scott Group (“JS Group”) entered into a promissory note whereby the JS Group provided the Company with $59 to establish a certificate of deposit for financial assurance in favor of the State of New Mexico related to surface disturbance on the WMJV properties. The certificate of deposit was established on November 4, 2013 (see Note 14).

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

The following table and related information summarizes the Company’s stock options and the stock option activity for the three years ended December 31, 2013, 2012 and 2011:

	Options Outstanding			Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share*
Available and outstanding at December 31, 2010	2,995,048	15,704,952	0.80
Granted	(1,720,000)	1,720,000	0.70
Exercised	1,855,342	(1,855,342)	0.07
Forfeited	1,200,000	(1,200,000)	1.33
Expired	800,000	(800,000)	1.30

Available and outstanding at December 31, 2011	5,130,390	13,569,610	$0.81
Granted	—	—	—
Exercised	181,848	(181,848)	0.20
Forfeited	1,326,031	(1,326,031)	0.70
Expired	600,000	(600,000)	0.69

Available and outstanding at December 31, 2012	7,238,269	11,461,731	$0.84
Granted	—	—	—
Exercised	—	—	—
Forfeited	570,000	(570,000)	0.65
Expired	810,532	(810,532)	0.14

Available and outstanding at December 31, 2013	8,618,801	10,081,199	$0.91	3.93	$—

Exercisable at December 31, 2013		10,081,199	$0.91	3.93	$—
Vested or expected to vest at December 31, 2013		10,081,199	$0.91	3.93	$—

*	Some of the options are granted with Canadian dollar exercise prices, and the weighted average prices reflect the U.S. dollar equivalent prices.

The following stock option grants were issued by the Company during the three years ended December 31, 2013, 2012 and 2011 respectively:

•	The Company did not grant any options under the Company Option Plan in 2013 and 2012 [2011 – 1,720,000]. The Company recorded compensation expense of $3 relating to vesting of previous grants in 2013 [2012 — $80, 2011 – $491]. There was no unrecognized compensation expense related to non-vested stock based compensation granted under the Company Option Plan as of December 31, 2013.

•	The weighted-average fair value per share of options granted under the Company’s Options Plan during 2013 and 2012 was zero [2011 — $0.40] as no options were granted. No options were exercised during 2013 resulting in the total intrinsic value of share options exercised of zero [2012 — $0, 2011 — $348]. The total cash received from the exercise of stock options was $0 [2012 — $36, 2011 – $137].

The fair value of all stock options granted in 2011 (no grants in 2013 and 2012), were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2013	2012	2011
Expected dividend	—	—	—
Risk-free interest rate	—	—	1.9% - 2.6%
Expected volatility*	—	—	67.0% - 67.7%
Expected life (in years)	—	—	5.5

*	For the year ended December 31, 2011 volatility was estimated based on combining the Company’s historical volatility with the historical volatilities of certain other comparable exploration stage mining companies.

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

During the years ended December 31, 2013 and 2012 we did not grant any Restricted Stock Awards. During the year ended December 31, 2011, we granted 210,000 Restricted Stock Awards to certain members of the executive management team and the Board of Directors. The Restricted Stock Awards vested 40% on the grant date (January 21, 2011), 30% on the 1st anniversary of the grant date, and 30% on the 2nd anniversary of the grant date. For the year ended December 31, 2013, the Company recognized compensation expense of $1 [2012—$24, 2011—$120] related to the Restricted Stock Awards.

Also during the years ended December 31, 2013 and 2012 we did not grant any Restricted Stock Units. During the year ended December 31, 2011, we issued 180,000 Restricted Stock Units to certain former members of the Board of Directors. The Restricted Stock Units vested on the first anniversary of the grant date. The shares are issued to the recipient on the earlier of their termination date or on the third anniversary of the grant date. During the year ended December 31, 2013, 80,000 shares were issued to two members of the Board of Directors who did not stand for re-election. During the year ended December 31, 2012, 100,000 shares were issued to two members of the Board of Directors who resigned in the first quarter. For the year ended December 31, 2012, the Company recognized no compensation expense as they were fully expensed during 2012 [2012 — $7, 2011 — $118] related to the Restricted Stock Units.

The following table summarizes our restricted stock grant activity for the year ended December 31, 2013:

	Restricted Stock Awards	Restricted Stock Units
Outstanding at December 31, 2010	—	—
Granted	210	180
Vested	(173)	(170)
Forfeited and expired	—	—

Outstanding at December 31, 2011	37	10
Granted	—	—
Vested	(35)	(10)
Forfeited and expired	—	—

Outstanding at December 31, 2012	2	—
Granted	—	—
Vested	(2)	—
Forfeited and expired	—	—

Outstanding at December 31, 2013	—	—

Outstanding and expected to vest as of December 31, 2013	—	—

As of December 31, 2013, total unrecognized compensation expense related to Restricted Stock Awards is $0 [2012 — $1, 2011 — $25]. As of December 31, 2013, total unrecognized compensation expense related to Restricted Stock Units is $0 [2012—$0, 2011 — $7]. The aggregate intrinsic value of Restricted Stock Awards and Restricted Stock Units outstanding and expected to vest is $0 and $0, respectively, at December 31, 2013. The weighted-average grant date fair value for both Restricted Stock Awards and Restricted Stock Units was $0.69.

8. STOCKHOLDERS’ EQUITY

Common stock

The Company is authorized to issue 200 million shares of common stock, with a par value of $0.0001. There were 106,719,602 shares issued as of December 31, 2013.

Preferred stock

The Company is authorized to issue 50 million shares of preferred stock, with a par value of $0.0001. There are no shares of preferred stock issued or outstanding as of December 31, 2013.

Stock Purchase Warrants

All warrants are expired. The warrants outstanding at December 31, 2011 expired in March and April 2012. The Company adjusted the share-based payment liability to the fair value each reporting period. The fair value adjustment for the stock purchase warrants did not materially affect net loss or loss per share in the consolidated statement of operations for the years ended December 31, 2012, 2011, or 2010.

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

All outstanding warrants were fully amortized in 2009 thus the Company did not recognize any related compensation expense in subsequent years. The Company did not record any gain or loss in 2012 for the change in the fair value of the warrants with exercise prices that are denominated in Canadian dollars [2011 - $(129)].

9. DERIVATIVE INSTRUMENTS

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

A Black-Scholes option-pricing model was used to obtain the fair value of the Company’s stock purchase warrants. The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying consolidated balance sheets were $0 at December 31, 2011. The remaining warrants expired in the first and second quarters of 2012.

The effect of derivative instruments not designed as hedging instruments on the accompanying consolidated statements of operations was $0 for the years ended December 31, 2013 and 2012 [2011 — $(129)].

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

The fair value of the share-based payment liability, as described in Note 8, were based on unobservable inputs in which little or no market data exists therefore, it was classified as Level 3.

The following table summarizes the change in the fair values of the share-based payment liability categorized as Level 3:

Beginning balance, December 31, 2008	$675
Change in fair value 2009	116
Change in fair value 2010	(662)
Change in fair value 2011	(129)
Change in fair value 2012	—

Balance at December 31, 2012	$—

At December 31, 2013 and 2012, the carrying amounts of cash and cash equivalents, restricted cash and trade payables represented fair value because of the short-term nature of these instruments.

11. NONCONTROLLING INTEREST

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

On January 24, 2013 GeoCam shareholders approved a capital increase equivalent to approximately $1.2 million, with the capital to be funded with multiple cash calls. Geovic’s 60.5% share of the capital increase was approximately $0.7 million

On February 14, 2013 the first cash call totaling approximately $0.4 million, of which Geovic paid approximately $0.2 million, was completed.

On April 17, 2013 the second cash call totaling approximately $0.4 million, of which Geovic paid approximately $0.24 million, was completed.

On July 31, 2013 the third cash call totaling approximately $0.4 million, of which Geovic paid approximately $0.24 million, was completed. There are no remaining authorized calls to be made.

The noncontrolling interest balance of approximately $8.5 million at December 31, 2013 [2012 – $9.0 million, 2011 – $9.9 million] represents the balance from the completed capital increases contributed by the noncontrolling interest as described above. The difference between the amounts contributed and the balance at December 31, 2013 represents the noncontrolling interest share of the actual expenditures from January 1, 2007 through December 31, 2013.

12. INCOME TAXES

Income taxes

Pretax loss from continuing operations in 2013, 2012, and 2011 are as follows (in thousands):

	2013	2012	2011
Domestic loss before taxes	$4,282	$6,572	$7,053
Foreign loss before taxes	3,930	5,469	11,714

Total loss before taxes	$8,211	$12,041	$18,767

Our income tax benefits consisted of the following (in thousands):

	2012	2011	2010
Current:
United States Federal and State	$—	$—	$—
Foreign	—	—	—

Total current income tax benefits	$—	$—	$—

Reconciliation of statutory tax rates and income tax benefits at those rates to the effective income tax rates and income tax benefits reported in the statement of earnings is as follows (in thousands):

	2013		2012		2011
Tax at US statutory rate	35.0%	$(2,874)	35.0%	$(4,215)	35.0%	$(6,569)
State taxes net of federal benefit	1.6%	(129)	1.6%	(195)	1.3%	(279)
Non-deductible expenses	(0.2%)	3	(0.2%)	29	(0.8%)	154
Change in valuation allowance	(22.8%)	2,126	(22.8%)	2,743	(14.7%)	2,854
Foreign tax rate differences	0.0%	1	0.0%	1	0.0%	1
Tax holiday	(9.2%)	868	(9.2%)	1,110	(18.2%)	3,499
Other	(4.4%)	5	(4.4%)	527	(2.6%)	340

		$—		$—		$—

The Company’s 60.5% owned subsidiary, GeoCam, is currently in the exploration phase of mining operations in Cameroon. GeoCam is currently under a tax regime under which certain Cameroon tax benefits are available. While in the exploration phase, it is the understanding of the Company that GeoCam is under a tax holiday with a 0% tax rate. Also, once GeoCam enters the operational phase and for 12 years thereafter, they will be subject to income taxes at 50% of the statutory rate. The tax holiday had no impact on earnings per share for the year ended December 31, 2013. If the Cameroon tax authorities determine our understanding of the tax holiday is not correct and GeoCam had generated tax assets, these would be offset by a full valuation allowance.

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

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2013	2012	2011
Deferred income tax assets:
Exploration costs	$4,633	$4,406	$3,649
Net operating loss and tax credit carryforwards	16,199	14,160	12,145
Accrued Expenses	34	134	69
Stock-based compensation	—	—	—
Excess of capital loss over capital gain	3	3	3

Deferred income tax asset	20,869	18,703	15,866
Deferred income tax liabilities:
Unrealized foreign currency exchange	(1)	(5)	(1)
Stock based compensation	(242)	(237)	(107)

Deferred income tax liability	(243)	(242)	(108)
Valuation allowance	(20,626)	(18,461)	(15,758)

Net deferred income tax asset (liability)	$—	$—	$—

The Company has net operating losses in the United States, France, and New Caledonia. As a result, these entities have net deferred tax assets. The Company has provided a valuation allowance to reduce these deferred tax assets based on the uncertainty of generating future taxable income.

The net operating losses available as of December 31, 2013 to offset future taxable income in the United States, New Caledonia, and France are $34 million, $3 million, and $0.3 million, respectively. The income tax rate for France is 33.33%, and the income tax rate for New Caledonia is 35%. The net operating losses generated in the U.S. expire beginning in 2020 if not utilized. The net operating losses generated in France may be carried forward indefinitely. The net operating losses generated in New Caledonia may be carried forward indefinitely. The net operating losses may be subject to Section 382 limitations.

The consolidated financial statements do not reflect a carry-forward benefit of $201 associated with windfall stock option expense which arose in the period from January 1, 2011 to December 31, 2011. In accordance with the ASC 718, the Company is not permitted to benefit from stock option expense until it is a cash taxpayer. The Company is not expected to be a cash taxpayer in the United States in the immediate future.

As of December 31, 2013, we had no unrecognized tax benefits and recognized $0 in interest and penalties in income tax expense in accordance with ASC Topic 740.

We are subject to examination by numerous taxing authorities in jurisdictions such as Cameroon, France and the U.S. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before 2009.

13. LOSS PER SHARE

Basic loss per share has been computed by dividing the net loss applicable to the Company’s common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by including the dilutive effect of common stock that would be issued assuming exercise of the outstanding stock options and stock purchase warrants. Shares underlying all outstanding options and warrants for the three years ended December 31, 2013, 2012, and 2011 are excluded from the computation of diluted loss per share because the effect would have been anti-dilutive. The remaining warrants expired in the second quarter of 2012 and are no longer considered for potential dilution.

14. JOINT VENTURE

The Company has entered into the Wind Mountain Joint Venture (“WMJV”) with the JS Group for exploring, defining, developing and marketing of mining claims the Company owns in New Mexico which commenced work during the third quarter of 2013.

The funding will be provided by the JS Group in three phases and the Company has agreed to convey and transfer all right, title and interest of 60% of the mining claims to the JS Group in such phases dependent upon continuation of the project and funding.

Per the agreement the Company assigned title to 10% of the claims upon the creation of WMJV and the initial funding by JS Group ($52 as at December 31, 2013). The agreement anticipates the transfer of a further 20% and 30% upon the election of the JS Group to continue the project funding.

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

On October 10, 2013 the Company and the JS Group entered into a promissory note whereby the JS Group provided the Company with $59 to establish a certificate of deposit for financial assurance in favor of the State of New Mexico related to surface disturbance on the WMJV properties. The certificate of deposit was established on November 4, 2013.

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

In accordance with ASC 360, Property, Plant and Equipment because the proposed share purchase agreement described in Note 1 is not yet finalized and approved by the stockholders of the Company, the assets and liabilities of GeoCam continue to be classified as held and used as of December 31, 2013.

16. RELATED PARTY TRANSACTIONS

[a]	During 2013 the Company entered into agreements with certain employees to defer a portion of their salaries pending the closing of a strategic partner transaction or other events. . The agreements further provided for an additional incentive. The deferred salaries and incentive amounts, not including related employee benefits, for Executive Offices and/or Directors are Michael T. Mason [$225], Greg C. Hill [$184] and William A. Buckovic [$205]. See further disclosure in Note 5.

During 2013 the Company entered into Note Purchase Agreements with Paul D. Rose, a Director of the Company [$60], Dragon’s Fire Investments LLC, an entity owned by Paul D. Rose [$225], Norman C. Rose, the father of Paul D. Rose [$30] and Thorne Bush Investments LLC, owned by Norman C. Rose [$150]. Further, Richard G. Buckovic [$100] is the uncle of William A. Buckovic, Executive Vice President and Director and the M.N. Rose Shelter Credit Trust [$40] is a trust organized by Norman C. Rose, the father of Paul D. Rose. See further disclosure in Note 6.

[b]	On June 15, 2009, Geovic, Ltd., entered into an agreement with Mineral Services, LLC which was amended effective December 31, 2009 and June 15, 2010, related to project development, technical, financing, and marketing services. Mineral Services, LLC is owned by Michael Mason, a director of the Company. Total fees paid to Mineral Services, LLC under the agreement during 2013 and 2012 were $0 [2011 – $6]. Michael Mason became Chief Executive Officer of the Company on January 21, 2011 and, as a result, the consulting agreement was cancelled at that time.

[c]	GeoCam entered into a professional and management services contract with SNI, the holder of 20% and representative of other holders of an additional 19.5% of the outstanding shares of GeoCam that was effective for fiscal year 2011. The services were for government relations and administrative matters related to project development. No agreement was entered into for 2013 and 2012 therefore no expense has been recorded [2011 – $328]. In addition, we incurred no other expenses with SNI in 2013 and 2012 [2011 – $31].

17. COMMITMENTS AND CONTINGENCIES

[a]	In November 2009, five management level consultants or employees of GeoCam filed litigation in Cameroon, claiming approximately $2.2 million as compensation and damages as a result of termination of their services by GeoCam in connection with a reduction in workforce in February and March 2009. In April 2010 the litigation was dismissed. In July 2010 the litigation was brought by four of the claimants before one other jurisdiction and by the fifth claimant in a separate jurisdiction. On June 3, 2011, the High Court of Abong-Mbang, the court before which four of the matters were pending entered judgments in favor of the four claimants totaling CFA 780,339,500 (approximately $1.6 million at December 31, 2013). On November 14, 2011, the High Court of Mfoundi, Yaoundé, the court before which the fifth matter was pending entered a judgment in favor of the claimant totaling CFA 118,804,219 (approximately $0.2 million at December 31, 2013). GeoCam appealed all five matters to the next highest appellate court in Cameroon, the Court of Appeal of the East Region at Bertoua as to the four claimants and the Court of Appeal of the Center Region at Yaoundé as to the fifth matter.

The Court of Appeal, before which the fifth matter was pending, authorized CFA 51,851,813 (approximately $0.1 million at December 31, 2013) of GeoCam funds to be attached for the benefit of the claimant in the second quarter of 2012 and placed in a restricted account at GeoCam’s bank pending resolution of the case. GeoCam has sought unsuccessfully to have this restriction lifted. The appeal of this case has not been decided by the court as of the date this report is filed.

The Court of Appeal before which the other four appeals were pending set aside the judgment of the lower court discussed above and awarded the four claimants an amount totaling CFA 125,062,887 (approximately $0.3 million at December 31, 2013) in the fourth quarter of 2012. GeoCam has filed appeals in all four matters which stayed enforcement of the judgments pending resolution of the appeals. This Court of Appeal also authorized CFA 108,949,204 (approximately $0.2 million at December 31, 2013) in GeoCam funds to be attached for the benefit of the claimants and placed in a restricted account at GeoCam’s bank pending final resolution of the appeals. In December 2013 attached funds related to one claim in the amount of CFA 46,353,259 (approximately $0.1 million at December 31, 2013) were released to GeoCam. In January 2014 attached funds related to two more of the remaining claims in the amount of CFA 42,380,887 (approximately $0.09 million at December 31, 2013) were released to GeoCam. The court has thus far denied GeoCam’s request to lift the restriction on the remaining one claimant of CFA 20,215,058 (approximately $0.04 million at December 31, 2013). The appeal of this case has not been decided as of the date this report is filed.

The restricted funds related to the four claimants that remained at December 31, 2013 totaling approximately $0.3 million are included as restricted cash on our consolidated balance sheets. The Company believes all contractual and other obligations to the five individual claimants were satisfied; however, given the judgments, we believe it could be deemed probable that the outcome would be unfavorable to GeoCam and, therefore, GeoCam accrued approximately $0.3 million for the matters in our consolidated financial statements at the time the Court of Appeal reached its decision. It is possible that an additional amount up to approximately $0.2 million could be awarded to the claimants in these matters.

[b]	On October 22, 2013, the Company entered into a severance and release agreement (the “Severance Agreement”) with Timothy D. Arnold, the Company’s Chief Operating Officer. The Severance Agreement provides that October 24, 2013 was Mr. Arnold’s last day of employment with the Company (the “Separation Date”).

Under the Severance Agreement the Company is obligated to pay Mr. Arnold a lump sum severance payment equal to $0.5 million, less applicable deductions and withholdings (the “Severance Amount”). The Company must pay the Severance Amount to Mr. Arnold on the first business day following six months after the Separation Date (the “Payment Date”), unless payment on that date would jeopardize the ability of the Company to continue as a going concern, in which case the Severance Amount is payable on the first date after the Payment Date where making such payment would not jeopardize the ability of the Company to continue as a going concern. Effective upon the actual payment of the Severance Amount, Mr. Arnold has agreed to release, subject to limited exceptions, the Company and its affiliates from any and all claims Mr. Arnold may have through the effective date of the Severance Agreement.

The Severance Agreement replaces and supersedes the Executive Employment Agreement between the Company and Mr. Arnold, dated as of February 1, 2011.

[c]	The Company has engaged a consultant to provide consulting services in connection with the Nkamouna Project. The Company paid the consultant $66 in fees during the year ended December 31, 2013 [2012—$60]. The consultant has agreed to defer a portion of their fees pending the closing of a strategic partner transaction equal to $55 as at December 31, 2013. The deferred fees are accrued and will be paid per the disclosure in Note 5. Further, the Company has agreed to pay a contingent fee of approximately $0.2 million upon completion of a successful transaction.

[d]	In December 2009 the Company engaged a financial advisor in connection with the financing of the Nkamouna Project. The Company agreed to pay a fixed retainer fee of $50 per month and a $0.8 million success fee upon completion. The terms of the agreement were based on the assumption that the completion would occur by December 2010. A replacement agreement with GeoCam was entered into August 2010 with substantially the same terms except the new agreement extended the date of the expected completion of financing. During the first quarter of 2012, the $50 per month retainer obligation was mutually suspended.

[e]	In January 2011, the Company engaged a financial advisor to advise it with respect to the Company’s obligations in connection with financing of the Nkamouna Project and to assist in developing arrangements with strategic investors. The Company agreed to pay a fixed retainer fee of $50 per month plus reimbursement of expenditures, and a minimum success fee of $1.0 million based on a sliding scale depending on the size of any financing transaction. During the first quarter of 2012, the $50 per month retainer obligation was mutually suspended at least until a financing transaction is underway.

[f]	The Company engaged a provider of legal and consulting services in connection with the Nkamouna Project. The Company agreed to pay a fixed quarterly fee and reimbursement of travel expenditures; the payment for any additional services will be contingent upon completion of a successful transaction. The contingent success fee as of December 31, 2013 is €0.35 million (equivalent to approximately $0.46 million) [2012— €0.35 million (equivalent to approximately $0.46 million)].

[g]	The Company and its subsidiaries have been providing support to provide persons living in Cameroon, New Caledonia and Papua New Guinea through social, sports, education and health infra-structure to promote their wellbeing. This support has been provided through contracting with GeoAid International Inc. and/or its affiliate GeoAid Cameroon (“GeoAid”), non-profit international humanitarian organizations. During the year ended December 31, 2013 the Company made no contributions [2012 — $0.2 million, 2011 — $0.4 million] to GeoAid. While the Company is not legally obligated to contribute a specific amount, the Company was a primary financial contributor to GeoAid in 2012, 2011 and 2010.

[h]	The Company is committed to future minimum rent and lease payments under operating lease agreements for office space in Denver and Grand Junction, Colorado, USA, Noumea, New Caledonia, and Yaoundé, Cameroon. The Company leases all its facilities and certain assets under operating leases. The minimum future rental obligations existing under these operating leases at December 31, 2013 are $3 which expired in January 2014. All leases have been converted to month to month and no future significant obligations exist at December 31, 2013.

Rent expense for 2013, 2012 and 2011 was $219, $522 and $464 respectively.

18. SUBSEQUENT EVENTS

Subsequent to December 31, 2013, the Company has entered into further agreements with certain employees to defer a portion of their salaries pending the closing of a strategic partner transaction or other events (see Note 5). The deferred salaries for 2014 to filing date are equal to $129. The agreements further provide for an additional incentive which is $259 for 2014 to filing date. The total 2014 deferred salaries and deferral incentives to filing date is $388. As with the 2013 amounts these will be included in Accrued payroll and related on the consolidated balance sheets, however such amounts will not be paid or impact the cash position until the earlier of: a) receipt of proceeds from JXTC or from any other entity from the sale of our interest in the Cameroon project, b) consummation of the acquisition of the Company by another company, c) receipt of proceeds from a significant financing in an amount expected to be sufficient to cover the Company’s cash requirement for at least six months, or d) February 15, 2015. Such agreements relate to the salary deferrals for February and March 2014. The January 2014 deferral was subject to the same terms as the 2013 agreements and the forbearance as described below.

As of March 14, 2014 none of the foregoing events had occurred and the Company was not in a financial position to pay the salary deferrals and incentives. Accordingly in March 2014 the Company sought forbearance agreements, which would extend the March 14, 2014 deadline to a future date, from the employees who had deferred a portion of their salaries and the employees agreed to consider entering into such agreements. These agreements have not yet been finalized

Subsequent to December 31, 2013 the Company entered into further note purchase agreements, similar to those described above in Note 6, with other parties in the aggregate principal amount of $325. Each of these Notes matures one year following the date of issuance, at which time the outstanding principal amount of each Note and all accrued and unpaid interest thereon is due and payable by the Company. Interest accrues on the outstanding principal balance of each Note at the rate of 200% per annum, except for $200 of Notes on which the interest accrues at 300% per annum.