Form 10-Q
period 2014-03-31
GEOVIC MINING CORP.
filed 2014-05-09
CIK 1398005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

106,719,602 Shares of Common Stock, $0.0001 par value, were outstanding at May 9, 2014

Geovic Mining Corp.

(an exploration stage company)

FORM 10-Q

For the Three Months Ended March 31, 2014

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except per share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$49	$181
Restricted cash	236	324
Prepaid expenses	94	67
Assets held for sale [note 5]	359	—
Other	19	15

Total current assets	757	587
Property, plant and equipment, net [note 5]	702	1,178
Deposits	28	28

Total assets	$1,487	$1,793

LIABILITIES
Current liabilities:
Accrued liabilities and other payables [note 6]	$2,058	$1,067
Accrued payroll and related [note 6]	1,132	744
Short-term debt [note 7]	989	664
Accrued litigation [note 17]	250	250
Related party payable [note 16 (b)]	360	328

Total current liabilities	4,789	3,053
Other liabilities	471	471

Total liabilities	5,260	3,524

Commitments and contingencies [note 17]
EQUITY
Common stock, par value of $0.0001, 200 million shares authorized and 106.7 million and 106.7 million shares issued and outstanding in 2014 and 2013, respectively	11	11
Additional paid-in capital	110,581	110,581
Deficit accumulated during the exploration stage	(122,620)	(120,794)

Total controlling stockholders’ equity (deficit)	(12,028)	(10,202)
Noncontrolling interest [note 12]	8,255	8,471

Total equity (deficit)	(3,773)	(1,731)

Total liabilities and equity	$1,487	$1,793

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	Three months ended March 31,		Unaudited Period from November 16, 1994 (inception) to
	2014	2013	March 31, 2014
Expenses (Income)
Exploration costs [note 4]	$445	$680	$96,736
General and administrative	1,099	1,291	51,135
Stock-based compensation [note 8]	—	4	18,701
Change in fair value of warrants	—	—	(675)
Interest and bank charges	381	4	922
Depreciation	117	204	5,301
Property, plant and equipment impairment	—	—	309
Mineral property impairment	—	—	3,244

Total expenses	2,042	2,183	175,673
Other income	—	(48)	(1,894)
Loss on disposal of assets	—	1	359
Interest income	—	—	(4,861)

Net loss before income taxes	(2,042)	(2,136)	(169,277)
Income tax expense (benefit) [note 13]	—	—	(65)

Consolidated net loss	$(2,042)	$(2,136)	$(169,212)
Less: Net loss attributed to the noncontrolling interest	(216)	(242)	(32,598)

Net loss attributed to Geovic stockholders	$(1,826)	$(1,894)	$(136,614)

Net loss per share	$(0.02)	$(0.02)

Weighted average shares outstanding	106,719,602	106,639,602

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except share amounts)

	Common Stock		Additional paid-in capital	Deficit	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2012	106,639,602	$11	$110,577	$(113,563)	$8,973	$5,998

Vesting of restricted stock [note 8]	80,000	—	—	—	—	—
Stock-based compensation [note 8]	—	—	4	—	—	4
Noncontrolling interest contribution	—	—	—	—	478	478
Net loss for year	—	—	—	(7,231)	(980)	(8,211)

Balance, December 31, 2013	106,719,602	$11	$110,581	$(120,794)	$8,471	$(1,731)

Net loss	—	—	—	(1,826)	(216)	(2,042)

Balance, March 31, 2014	106,719,602	$11	$110,581	$(122,620)	$8,255	$(3,773)

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,		Unaudited Period from November 16, 1994 (inception) to
	2014	2013	March 31, 2014
OPERATING ACTIVITIES
Consolidated net loss	$(2,042)	$(2,136)	$(169,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	117	204	5,301
Stock-based compensation expense	—	4	18,701
Change in fair value of warrants	—	—	(675)
Loss on disposal of assets	—	1	359
Property, plant and equipment impairment	—	—	309
Mineral property impairment	—	—	3,244
Changes in non-cash operating working capital:
Decrease (increase) in restricted cash	88	(10)	(236)
Decrease (increase) in prepaid expenses	(27)	187	(94)
(Increase) decrease in other assets	(4)	—	(19)
(Increase) decrease in deposits	—	(27)	(28)
Increase (decrease) in accrued liabilities and other payables	991	(156)	2,058
Increase in accrued payroll and related	388	—	1,132
Increase in accrued litigation	—	—	250
Increase in other liabilities	—	—	471
Increase in related party payable	32	—	360

Cash used in operating activities	(457)	(1,933)	(138,079)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(9)	(7,191)
Proceeds on sale of assets	—	—	160
Acquisition of mineral leases	—	—	(3,244)

Cash provided by/(used in) investing activities	—	(9)	(10,275)
FINANCING ACTIVITIES
Increase in short term debt	325	—	989
Noncontrolling interest contribution	—	161	40,853
Proceeds from issuance of common stock and preferred stock	—	—	95,589
Cash paid to rescind exercise of stock options	—	—	(15)
Proceeds from issuance of stock purchase warrants	—	—	16,168
Proceeds from exercise of stock options and stock purchase warrants	—	—	2,564
Stock issue costs	—	—	(7,745)

Cash provided by financing activities	325	161	148,403

Net increase (decrease) in cash	(132)	(1,781)	49
Cash, beginning of period	181	4,259	—

Cash, end of period	$49	$2,478	$49

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

The DA expired on March 31, 2014 and as at that date the parties had not entered into a share purchase agreement. The parties to the DA are working on an extension of the agreement to a future date. There can be no assurance that an extension of the DA will be agreed to among the parties to the DA, that a share purchase agreement will ultimately be entered into or that the transactions contemplated therein will be completed.

We have been closely monitoring our fixed and variable costs and have restricted such costs to those expenses that are necessary to complete activities related to securing a strategic investment for the Nkamouna Project, to identify opportunities to generate cash from our existing exploration properties and to obtain additional sources of working capital in support of such activities. Management and the Board of Directors have implemented a number of cash conservation strategies for the Company and GeoCam. We have deferred payment of certain expenses and salaries in agreement with the counterparties as disclosed in Note 6. The Company had delayed payment of liabilities and has accrued, but been unable to pay, GeoCam payroll and related benefits of approximately $0.1 million for the months of February and March, 2014. The Company was also unable to pay GeoCam payroll and related benefits for April, 2014. As of the date of filing these liabilities remain outstanding and subsequent to March 31, 2014 the Company received notification that GeoCam employees have threatened to strike as of May 15, 2014 unless all compensation arrears have been paid in their entirety and health insurance be reinstated.

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

Our consolidated unrestricted cash balance at March 31, 2014 was approximately $49. We are endeavoring to arrange financing which would allow us to continue work on our mineral projects and pay our transaction and other expenses. If we are unable to arrange adequate financing, we may seek to further reduce our operations while we continue efforts to monetize our investment in GeoCam, or we may cease operations which could include a bankruptcy filing. Unless we arrange additional financing, we expect to nearly exhaust our cash during May 2014.

During 2014 and 2013 the Company entered into note purchase agreements (each a “Note Purchase Agreement” and collectively the “Note Purchase Agreements”) with a number of parties, identified below, (each a “Purchaser”). Pursuant to the Note Purchase Agreements, the Company agreed to issue promissory notes (each a “Note” and collectively the “Notes”) to the Purchasers in the aggregate principal amount of $930 as at March 31, 2014 (December 31, 2013—$605) in consideration of the payment by each Purchaser of a purchase price equal to the principal amount of such Purchaser’s respective Note.

Each Note matures one year from the date of issuance at which time the outstanding principal amount of each Note and all accrued and unpaid interest thereon is due and payable by the Company. Interest accrues on the outstanding principal balance of each Note at the rate of 200% per annum on the Notes issued in 2013 and January 2014 and 300% per annum on the Notes issued in February and March 2014.

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

The following table summarizes the principal amounts of the Notes issued and outstanding as of March 31, 2014 and December 31, 2013 and identifies the parties to which the Notes have been issued:

	March 31, 2014	December 31, 2013
Richard G. Buckovic	$100	$100
Norman C. Rose	30	30
M N Rose Shelter Credit Trust	40	40
Paul D. Rose	60	60
Dragon’s Fire Investments LLC	275	225
Thorne Bush Investments LLC	300	150
Airlie Road Investors LLC	75	—
David/Bette McKibben	50	—

Total Short-Term Debt	$930	$605

The following table summarizes the maturity dates of the Notes issued and outstanding as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
September 30, 2014	$120	$120
October 31, 2014	110	110
November 30, 2014	125	125
December 31, 2014	250	250
January 31, 2015	125	—
February 28, 2015	150	—
March 31, 2015	50	—

Total Short-Term Debt	$930	$605

Our near-term expenses could be greater than projected and we may be unable to generate additional proceeds through the sale of part or all of our interest in the Nkamouna Project to a strategic partner or future business transactions on our exploration prospects. We may not be successful in completing such a sale on a timely basis, or in entering into sale or joint venture transactions involving our other exploration prospects on acceptable terms. Further, possible transactions to raise additional capital through the issuance of equity may not be available and would be dilutive to our stockholders. If we are unable to obtain additional capital, we will need to seek to further curtail our operations, to the extent possible, in order to preserve working capital, which could materially harm our business and our ability to achieve cash flow in the future, and we may need to cease operations, which could include a bankruptcy filing. Unless we arrange additional financing, we expect to nearly exhaust our cash during May 2014.

2. BASIS OF PRESENTATION AND GOING CONCERN

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X and accordingly do not include all disclosures required for annual financial statements. These interim condensed consolidated financial statements follow the same significant accounting policies and methods of application as the Company’s audited annual consolidated financial statements as included in the Company’s annual report on Form 10-K for the year ended December 31, 2013 (the “Annual Financial Statements”). The interim condensed consolidated financial statements should be read in conjunction with the Annual Financial Statements.

These financial statements have been prepared on a going concern basis and do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has limited cash resources and has not established an ongoing source of revenue sufficient to cover operating costs and has incurred losses since inception, which raises substantial doubt about our ability to continue as a going concern. As discussed in Note 1, Nature of Business and Continuance of Operations, we are pursuing a strategic investment which would result in our selling some or all of our interest in the Nkamouna Project to a third party which, if successful, could assist us in covering our operating costs through at least December 31, 2014. Our ability to continue as a going concern is dependent upon a sale of some or all of our interest in the Nkamouna Project, entering into sale or joint venture transactions involving our other exploration prospects on acceptable terms, and/or obtaining the necessary financing through the issuance of equity to meet our current obligations arising from normal business operations when they come due.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation of the Company’s financial condition have been included. Operating results for this interim period are not necessarily indicative of the result that may be expected for the full year ending December 31, 2014.

3. LOSS PER SHARE

Loss per share is computed by dividing net loss attributed to Geovic stockholders by the weighted average number of common shares outstanding during the period. Stock options will be dilutive when the Company has income from continuing operations and when the average market price of the common shares during the period exceeds the exercise price of the options and warrants. Due to the net loss attributed to Geovic for all periods presented, the stock options have been anti-dilutive and, therefore, not included in the loss per share calculations. All outstanding warrants expired in the second quarter of 2012 and are no longer considered for potential dilution in 2014 or 2013.

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

	Three Months Ended		Unaudited Period from November 16, 1994
	March 31, 2014	March 31, 2013	(inception) to March 31, 2014
Cameroon, Africa:
Property evaluation	$119	$123	$54,454
Office costs	299	360	33,048

	418	483	87,502

Other projects:
Colorado/Wyoming	—	—	2,070
Arizona	—	107	1,917
New Mexico	1	—	731
New Caledonia	14	72	3,647
Papua New Guinea	12	18	412
Other	—	—	457

	27	197	9,234
Total Exploration Costs	$445	$680	$96,736

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	March 31, 2014	December 31, 2013
Cameroon, Africa:
Machinery and equipment	$1,602	$2,990
Vehicles	811	811
Buildings	280	280
Furniture and equipment	459	459

	3,152	4,540
Less accumulated depreciation	(2,639)	(3,562)

	513	978

United States and Other:
Machinery and equipment	$235	$235
Vehicles	53	53
Furniture and equipment	429	432

	717	720
Less accumulated depreciation	(528)	(520)

	189	200

	$702	$1,178

During the quarter ended March 31, 2014 the Company put in place a plan to dispose, by sale, at auction/bid, of certain machinery and equipment in Cameroon due to the adverse changes in the business circumstances of the Company and current usage levels of the machinery and equipment. The specific assets are all machinery and equipment and have been reclassified as Assets Held for Sale on the condensed consolidated balance sheet at the net book value of $359. We ceased depreciation on the assets upon reclassification. No sales have been finalized and the Company is continuing to seek interested purchasers.

During the year ended December 31, 2013 the Company recognized an impairment charge of $0.3 million on assets with a fair value of $0.6 million. While the Company continually evaluates the recovery of its assets, the Company determined that an impairment was appropriate in 2013 due to the adverse changes in the financial and business circumstances of the Company. The impairment was based on a review of the individual assets considering future cash flows and management’s best estimate of recoverable amounts. The majority of the impairment related to assets in Cameroon of $279 due to the uncertainty of the timing of cash flows from a strategic transaction. The remainder related to corporate assets in the United States.

The fair value was based on a consideration of future cash flows and management judgment using Level 3 inputs under ASC 820. Because of possible future adverse changes in the financial and business circumstances of the Company, it is reasonably possible that the estimate of fair value may change in the near term resulting in the need to further adjust our determination of fair value.

There was no rental income in the three months ended March 31, 2014. During the three months ended March 31, 2013, GeoCam rented idle equipment to a third party and recorded $48 as other income in our condensed consolidated statements of operations as a result of this transaction.

6. ACCRUED LIABILITIES AND OTHER PAYABLES/ACCRUED PAYROLL AND RELATED

The Company has entered into agreements with certain consultants to defer a portion of their fees pending the closing of a strategic partner transaction. As at March 31, 2014 the deferred fees were $147 (December 31, 2013—$105). The deferred fees are included in Accrued liabilities and other payables on the condensed consolidated balance sheets, however such amounts will not be paid or impact the cash position until one month after the closing of a strategic partner transaction involving the Company’s interest in the Cameroon project.

The Company has also deferred Directors’ fees pending the closing of a strategic partner transaction and/or a significant financing. As at March 31, 2014 the deferred fees were $97 (December 31, 2013—$72). The deferred fees are included in Accrued liabilities and other payables on the condensed consolidated balance sheets, however such amounts will not be paid or impact the cash position until the earlier of: a) receipt of proceeds from JXTC from the sale of our interest in the Cameroon project or, b) receipt of proceeds from a significant financing in an amount expected to be sufficient to cover the Company’s cash requirement for at least six months.

The Company has also entered into agreements with certain employees to defer a portion of their salaries pending the closing of a strategic partner transaction or other events. The deferred salaries and related employee benefits were equal to $393 as at March 31, 2014 (December 31, 2013—$263). The agreements further provide for an additional incentive of 100%—200% of the deferral and related employee benefits and as at March 31, 2014 the deferral incentives and related employee benefits were $739 (December 31, 2013—$481). The total of deferred salaries and deferral incentives and related employee benefits of $1,132 (December 31, 2013—$744) is included in Accrued payroll and related on the condensed consolidated balance sheets, however such amounts will not be paid or impact the cash position until the earlier of: a) receipt of proceeds from JXTC or from any other entity from the sale of our interest in the Cameroon project, b) consummation of the acquisition of the Company by another company, c) receipt of proceeds from a significant financing in an amount expected to be sufficient to cover the Company’s cash requirement for at least six months, or d) March 14, 2014 (related to the deferrals from August 2013 to January 2014) or March 14, 2015 (related to the deferrals from February 2013 forward).

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

7. SHORT-TERM DEBT

During 2014 and 2013 the Company entered into note purchase agreements with a number of parties as identified below. Pursuant to the Note Purchase Agreements, the Company agreed to issue promissory notes to the Purchasers in the aggregate principal amount of $930 as at March 31, 2014 (December 31, 2013—$605) in consideration of the payment by each Purchaser of a purchase price equal to the principal amount of such Purchaser’s respective Note.

Each Note matures one year from the date of issuance at which time the outstanding principal amount of each Note and all accrued and unpaid interest thereon is due and payable by the Company. Interest accrues on the outstanding principal balance of each Note at the rate of 200% per annum on the Notes issued in 2013 and January 2014 and 300% per annum on the Notes issued in February and March 2014.

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

The following table summarizes the principal amounts of the Notes issued and outstanding as of March 31, 2014 and December 31, 2013 and identifies the parties to which the Notes have been issued:

	March 31, 2014	December 31, 2013
Richard G. Buckovic	$100	$100
Norman C. Rose	30	30
M N Rose Shelter Credit Trust	40	40
Paul D. Rose	60	60
Dragon’s Fire Investments LLC	275	225
Thorne Bush Investments LLC	300	150
Airlie Road Investors LLC	75	—
David/Bette McKibben	50	—

Total Short-Term Debt	$930	$605

The following table summarizes the maturity dates of the Notes issued and outstanding as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
September 30, 2014	$120	$120
October 31, 2014	110	110
November 30, 2014	125	125
December 31, 2014	250	250
January 31, 2015	125	—
February 28, 2015	150	—
March 31, 2015	50	—

Total Short-Term Debt	$930	$605

On October 10, 2013 the Company and The Joe Scott Group (“JS Group”) entered into a promissory note whereby the JS Group provided the Company with $59 to establish a certificate of deposit for financial assurance in favor of the State of New Mexico related to surface disturbance on the WMJV properties. The certificate of deposit was established on November 4, 2013 (see Note 14).

8. STOCK BASED COMPENSATION

Stock options

The Company adopted a stock option plan which was amended in June 2007, 2008 and 2009 (the “Company Option Plan”), under which 18,700,000 Company shares were reserved for issuance upon exercise of options granted under the Company Option Plan. The Company Option Plan is intended to provide a means whereby the Company and its subsidiaries can attract, motivate and retain key employees, consultants, and service providers who can contribute materially to the Company’s growth and success, and to facilitate the acquisition of shares of the Company’s common stock. The Company Option Plan provides for incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code and nonqualified stock options that do not meet the requirements for incentive stock options. The Company Option Plan requires the option exercise price per share purchasable under the option to be equal to the greater of the closing price of the Company’s common shares on the Toronto Stock Exchange the day before or date of grant for all nonqualified stock options and incentive stock options. The Company has historically issued new shares when share-based awards are exercised. The following table and related information summarizes the Company’s stock options and the stock option activity for the three months ended March 31, 2014:

	Options Outstanding			Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share*
Available and outstanding at December 31, 2013	8,618,801	10,081,199	$0.91
Granted	—	—	—
Exercised	—	—	—
Forfeited	330,000	(330,000)	0.69
Expired	—	—	—

Available and outstanding at March 31, 2014	8,948,801	9,751,199	$0.91	3.61	$—

Exercisable at March 31, 2014		9,751,199	$0.91	3.61	$—
Vested or expected to vest at March 31, 2014		9,751,199	$0.91	3.61	$—

*	Some of the options are granted with Canadian dollar exercise prices, and the weighted average prices reflect the U.S. dollar equivalent prices.

The following stock option grants were issued by the Company during the three months ended March 31, 2014 and 2013 respectively:

•	The Company did not grant any options under the Company Option Plan during 2014 and 2013. During the three months ended March 31, 2014 the Company recorded compensation expense of $0 relating to vesting of previous grants (2013—$3). There was no unrecognized compensation expense related to non-vested stock based compensation granted under the Company Option Plan as of March 31, 2014.

•	The weighted-average fair value per share of options granted under the Company’s Options Plan during 2014 and 2013 was zero as no options were granted. No options were exercised in the three months ended March 31, 2014 resulting in the total intrinsic value of share options exercised of $0 (2013—$0). The total cash received from the exercise of stock options was $0 (2013—$0).

No stock options were granted during the three months ended March 31, 2014 and 2013 resulting in no fair value estimates.

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

During the three months ended March 31, 2014 and March 31, 2013, we did not grant any Restricted Stock Awards. During 2011, we granted 210,000 Restricted Stock Awards to certain members of the executive management team and the Board of Directors. The Restricted Stock Awards vest 40% on the grant date (January 21, 2011), 30% on the 1st anniversary of the grant date, and 30% on the 2nd anniversary of the grant date. For the three months ended March 31, 2014, the Company recognized compensation expense of $0 (2013—$1) related to the Restricted Stock Awards.

        Also during the three months ended March 31, 2014 and March 31, 2014, we did not grant any Restricted Stock Units. During 2011, we granted 180,000 Restricted Stock Units to certain members of the Board of Directors. The Restricted Stock Units vested on the first anniversary of the grant date. The shares are issued to the recipient on the earlier of their termination date or on the third anniversary of the grant date. During the three months ended March 31, 2014 no shares were issued. During the year ended December 31, 2013, 80,000 shares were issued to two members of the Board of Directors who did not stand for re-election. For the three months ended March 31, 2014 and 2013, the Company recognized no compensation expense as they were fully expensed during 2012 related to the Restricted Stock Units.

9. STOCKHOLDERS’ EQUITY

Common stock

The Company is authorized to issue 200 million shares of common stock, with a par value of $0.0001. There were 106,719,602 shares issued as of March 31, 2014.

Preferred stock

The Company is authorized to issue 50 million shares of preferred stock, with a par value of $0.0001. There are no shares of preferred stock issued or outstanding as of March 31, 2014.

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

At March 31, 2014 and December 31, 2013, the carrying amounts of cash and cash equivalents, restricted cash and trade payables represented fair value because of the short-term nature of these instruments.

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

The noncontrolling interest balance of approximately $8,255 at March 31, 2014 (December 31, 2013—$8,471) represents the balance from the capital increases contributed by the noncontrolling interest as described above. The difference between the amounts contributed and the balance at March 31, 2014 represents the noncontrolling interest share of the actual expenditures from January 1, 2007 through March 31, 2014.

13. INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction, Cameroon, France, New Caledonia and Colorado. The Company has open tax years for the U.S. federal return from 2000 forward with respect to its net operating loss (“NOL”) carryforwards, where the IRS may not raise tax for these years, but can reduce NOLs. Otherwise, with few exceptions, the Company is no longer subject to federal, state, or local income tax examinations for years prior to 2009. The Company has incurred losses since inception. Due to the full valuation allowance against its net deferred tax asset, management would expect that any adjustment resulting from the audit would not result in an adjustment to the Company’s financial statements. In addition, the Company’s ability to deduct NOL carryforwards may be subject to a limitation if the Company were to undergo an ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended.

There was no benefit from income taxes in the three months ended March 31, 2014 and during the same period in 2013. The effective tax rate was 0% for the three months ended March 31, 2014 and for the same period in 2013. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, change in valuation allowance offsetting foreign and domestic operating losses and foreign taxes at rates other than 35%.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the three months ended March 31, 2014, the Company recognized no potential interest or penalties with respect to unrecognized tax benefits.

The Company had no unrecognized tax benefit as of March 31, 2014 or change in unrecognized tax benefits that would impact the effective rate. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the remainder of the year.

14. JOINT VENTURE

During 2013 the Company entered into the Wind Mountain Joint Venture (“WMJV”) with the JS Group for exploring, defining, developing and marketing of mining claims the Company owns in New Mexico which commenced work during the third quarter of 2013. The funding would be provided by the JS Group in three phases and the Company agreed to convey and transfer all right, title and interest of 60% of the mining claims to the JS Group in such phases dependent upon continuation of the project and funding.

The funding by the JS Group, project to date is $60.

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

The DA expired on March 31, 2014 and as at that date the parties had not entered into a share purchase agreement. The parties to the DA are working on an extension of the agreement to a future date. There can be no assurance that an extension of the DA will be agreed to among the parties to the DA, that a share purchase agreement will ultimately be entered into or that the transactions contemplated therein will be completed.

In accordance with ASC 360, Property, Plant and Equipment because the proposed share purchase agreement described in Note 1 is not yet finalized and approved by the stockholders of the Company, the assets and liabilities of GeoCam continue to be classified as held and used as of March 31, 2014.

16. RELATED PARTY TRANSACTIONS

[a]	During 2013 and 2014 the Company entered into agreements with certain employees to defer a portion of their salaries pending the closing of a strategic partner transaction or other events. The agreements further provided for an additional incentive. The deferred salaries and incentive amounts, not including related employee benefits, for Executive Offices and/or Directors as at March 31, 2014 are Michael T. Mason $376 (December 31, 2013—$225), Greg C. Hill $285 (December 31, 2013—$184) and William A. Buckovic $334 (December 31, 2013—$205). See further disclosure in Note 6.

[b]	During 2013 and 2014 the Company entered into Note Purchase Agreements with Paul D. Rose, a Director of the Company ($60), Dragon’s Fire Investments LLC, an entity owned by Paul D. Rose ($275), Norman C. Rose, the father of Paul D. Rose ($30) and Thorne Bush Investments LLC, owned by Norman C. Rose ($300). Further, Richard G. Buckovic ($100) is the uncle of William A. Buckovic, Executive Vice President and Director and the M.N. Rose Shelter Credit Trust ($40) is a trust organized by Norman C. Rose, the father of Paul D. Rose. See further disclosure in Note 7.

[c]	GeoCam entered into a professional and management services contract with SNI, the holder of 20% and representative of other holders of an additional 19.5% of the outstanding shares of GeoCam that was effective for fiscal year 2011. The services were for government relations and administrative matters related to project development. No agreements have been entered into subsequent to 2011.

17. COMMITMENTS AND CONTINGENCIES

[a]	In November 2009, five management level consultants or employees of GeoCam filed litigation in Cameroon, claiming approximately $2.2 million as compensation and damages as a result of termination of their services by GeoCam in connection with a reduction in workforce in February and March 2009. In April 2010 the litigation was dismissed. In July 2010 the litigation was brought by four of the claimants before one other jurisdiction and by the fifth claimant in a separate jurisdiction. On June 3, 2011, the High Court of Abong-Mbang, the court before which four of the matters were pending entered judgments in favor of the four claimants totaling CFA 780,339,500 (approximately $1.6 million at March 31, 2014). On November 14, 2011, the High Court of Mfoundi, Yaoundé, the court before which the fifth matter was pending entered a judgment in favor of the claimant totaling CFA 118,804,219 (approximately $0.2 million at March 31, 2014). GeoCam appealed all five matters to the next highest appellate court in Cameroon, the Court of Appeal of the East Region at Bertoua as to the four claimants and the Court of Appeal of the Center Region at Yaoundé as to the fifth matter.

The Court of Appeal, before which the fifth matter was pending, authorized CFA 51,851,813 (approximately $0.1 million at March 31, 2014) of GeoCam funds to be attached for the benefit of the claimant in the second quarter of 2012 and placed in a restricted account at GeoCam’s bank pending resolution of the case. GeoCam has sought unsuccessfully to have this restriction lifted. The appeal of this case has not been decided by the court as of the date this report is filed.

The Court of Appeal before which the other four appeals were pending set aside the judgment of the lower court discussed above and awarded the four claimants an amount totaling CFA 125,062,887 (approximately $0.3 million at March 31, 2014) in the fourth quarter of 2012. GeoCam has filed appeals in all four matters which stayed enforcement of the judgments pending resolution of the appeals. This Court of Appeal also authorized CFA 108,949,204 (approximately $0.2 million at March 31, 2014) in GeoCam funds to be attached for the benefit of the claimants and placed in a restricted account at GeoCam’s bank pending final resolution of the appeals. In December 2013 attached funds related to one claim in the amount of CFA 46,353,259 (approximately $0.1 million) were released to GeoCam. In January 2014 attached funds related to two more of the remaining claims in the amount of CFA 42,380,887 (approximately $0.09 million) were released to GeoCam. In May 2014 attached funds related to the remaining one claimant of CFA 20,215,058 (approximately $0.04 million at March 31, 2014) were released to GeoCam.

The restricted funds related to the two claimants that remained at March 31, 2014 totaling approximately $0.14 million are included as restricted cash on our consolidated balance sheets. The Company believes all contractual and other obligations to the five individual claimants were satisfied; however, given the judgments, we believe it could be deemed probable that the outcome would be unfavorable to GeoCam and, therefore, GeoCam accrued approximately $0.3 million for the matters in our consolidated financial statements at the time the Court of Appeal reached its decision. It is possible that an additional amount up to approximately $0.2 million could be awarded to the claimants in these matters.

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

The Severance Agreement replaces and supersedes the Executive Employment Agreement between the Company and Mr. Arnold, dated as of February 1, 2011.

[c]	The Company has engaged a consultant to provide consulting services in connection with the Nkamouna Project. The Company paid the consultant $6 in fees during the three months ended March 31, 2014 (2013—$20). The consultant has agreed to defer a portion of their fees pending the closing of a strategic partner transaction equal to $70 as at March 31, 2014. The deferred fees are accrued and will be paid per the disclosure in Note 6. Further, the Company has agreed to pay a contingent fee of approximately $0.2 million upon completion of a successful transaction.

[d]	In December 2009 the Company engaged a financial advisor in connection with the financing of the Nkamouna Project. The Company agreed to pay a fixed retainer fee of $50 per month and a $0.8 million success fee upon completion. The terms of the agreement were based on the assumption that the completion would occur by December 2010. A replacement agreement with GeoCam was entered into August 2010 with substantially the same terms except the new agreement extended the date of the expected completion of financing. During the first quarter of 2012, the $50 per month retainer obligation was mutually suspended. Subsequent to March 31, 2014 the financial advisor provided written notice to GeoCam of their intention to terminate the agreement.

[e]	In January 2011, the Company engaged a financial advisor to advise it with respect to the Company’s obligations in connection with financing of the Nkamouna Project and to assist in developing arrangements with strategic investors. The Company agreed to pay a fixed retainer fee of $50 per month plus reimbursement of expenditures, and a minimum success fee of $1.0 million based on a sliding scale depending on the size of any financing transaction. During the first quarter of 2012, the $50 per month retainer obligation was mutually suspended at least until a financing transaction is underway.

[f]	The Company engaged a provider of legal and consulting services in connection with the Nkamouna Project. The Company agreed to pay a fixed quarterly fee and reimbursement of travel expenditures; the payment for any additional services will be contingent upon completion of a successful transaction. The contingent success fee as of March 31, 2014 is €349 (equivalent to approximately $0.48 million) (2013— €349 (equivalent to approximately $0.48 million)).

18. SUBSEQUENT EVENTS

Subsequent to March 31, 2014, the Company has entered into further agreements with certain employees to defer a portion of their salaries pending the closing of a strategic partner transaction or other events (see Note 6). The deferred salaries for 2014 to filing date are equal to $170. The agreements further provide for an additional incentive which is $341 for 2014 to filing date. The total 2014 deferred salaries and deferral incentives to filing date is $511. As with the 2013 amounts these will be included in Accrued payroll and related on the consolidated balance sheets, however such amounts will not be paid or impact the cash position until the earlier of: a) receipt of proceeds from JXTC or from any other entity from the sale of our interest in the Cameroon project, b) consummation of the acquisition of the Company by another company, c) receipt of proceeds from a significant financing in an amount expected to be sufficient to cover the Company’s cash requirement for at least six months, or d) February 15, 2015. Such agreements relate to the salary deferrals for February 2014 and forward. The January 2014 deferral was subject to the same terms as the 2013 agreements and the forbearance as described in note 6.

Subsequent to March 31, 2014 the Company entered into further note purchase agreements, similar to those described above in Note 7, with other parties in the aggregate principal amount of $245. Each of these Notes matures one year following the date of issuance, at which time the outstanding principal amount of each Note and all accrued and unpaid interest thereon is due and payable by the Company. Interest accrues on the outstanding principal balance of each Note at the rate of 300% per annum.

Subsequent to March 31, 2014 the Company and the JS Group entered into a letter of agreement amending the original agreement, (see Note 14) whereby the JS Group have the option to acquire an additional 30% of the WMJV mining claims for a total consideration of $0.3 million upon the completion of the first phase of activities and funding related to WMJV. Further, upon payment of the $0.3 million consideration, Geovic is to convey and assign 90% of the interest in the mining claims to JS Group. Upon the JS Group electing to acquire the additional 30% from the Company, Geovic shall have an option to reacquire 15% of the interest for $150 upon written notice to the JS Group prior to the receipt of the assay results of the first core sample during the second phase of the project. In April 2014 upon completion of the first phase of activities and funding, the JS Group elected to exercise such option to acquire an additional 30% for $0.3 million for a total interest of 90%. Upon receipt of the $0.3 million consideration, the Company assigned 90% of the mining claims to the JS Group.

Subsequent to March 31, 2014, GeoCam received information that family members of an employee of a GeoCam who passed away are alleging that the individual’s death was due to worksite conditions and that they plan to take legal action. As of the date of filing no formal notice of legal action has been received. GeoCam plans to defend against the allegations should legal action be taken.

Subsequent to March 31, 2014, the Company was contacted by the Toronto Stock Exchange (“TSX”) regarding the issuance of the short term promissory notes and note purchase agreements, specifically regarding the interest rates. The Company has been informed that in failing to notify the TSX prior to the issuance of the Notes the Company has contravened Subsection 501(c) of the TSX Company Manual. TSX acceptance of the issuance of the Notes is subject to the following: the Company must immediately notify the lenders that interest on the Notes will not be paid until such time as disinterested shareholder approval is received; within one business day of approval by disinterested shareholders the Company must provide to the TSX (a) a certified resolution of the Board of Directors, excluding any Directors that subscribed for Notes, approving the issuance of the Notes; (b) a certified resolution of the disinterested shareholders approving the issuance of the Notes along with a copy of the scrutineers report evidencing such approval; and, (c) a commercial copy of the proxy statement sent to shareholders in connection with the 2014 Annual Meeting with the comments of the TSX incorporated therein. The Company will seek the disinterested shareholder approval at its Annual Meeting of Stockholders planned for June 2014.

Subsequent to March 31, 2014, the Company received notice from the TSX that the TSX is reviewing the Company’s eligibility for the continued listing of its shares of common stock on the TSX (the “Continued Listing Review”). The TSX granted the Company 30 days to demonstrate that it complies with all of the TSX continued listing requirements that are applicable to the Company. If the Company cannot demonstrate that it meets all such requirements on or before June 3, 2014, the Company’s shares of common stock will be delisted from the TSX within 30 days from such date. The TSX advised the Company that the Continued Listing Review is being conducted in connection with the Company’s issuance of the Notes to certain related parties in 2013 and the first quarter of 2014. Specifically, the notice from the TSX states that the Company failed to seek the TSX’s prior approval of the Notes transaction and prior disinterested shareholder approval for the issuance of the Notes, in each case as required under the Section 501(c) of the TSX Company Manual. The notice also states that the Company appears to have breached the TSX’s Timely Disclosure Policy for its failure to new release the key details of the Notes, including the interest rates, which the TSX does not believe are commercially reasonable. The Company intends to provide the TSX with written submissions addressing the deficiencies identified in the notice.

Subsequent to March 31, 2014 the Company received notification that GeoCam employees have threatened to strike as of May 15, 2014 unless all compensation arrears have been paid in their entirety and health insurance be reinstated.

        Subsequent to March 31, 2014 the financial advisor of GeoCam (as disclosed in note 17 [d]) provided written notice to GeoCam of their intention to terminate the agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2013 as well as with the financial and related notes and the other information appearing elsewhere in this report. As used in this report, unless the context otherwise indicates, references to “we”, “our”, “ours” and “us” refer to Geovic Mining Corp. and its subsidiaries collectively.

Overview

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an analysis of our capital resources and liquidity at March 31, 2014, and financial results for the three months ended March 31, 2014 compared to the prior period. All amounts are presented in United States dollars unless indicated otherwise. Reference should also be made to the financial statements filed with this report and the Company’s other disclosure materials filed from time to time on www.sec.gov or www.sedar.com or the Company’s website at www.geovic.net.

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

The DA expired on March 31, 2014 and as at that date the parties had not entered into a share purchase agreement. The parties to the DA are working on an extension of the agreement to a future date. There can be no assurance that an extension of the DA will be agreed to among the parties to the DA, that a share purchase agreement will ultimately be entered into or that the transactions contemplated therein will be completed.

If an agreement is reached, it would be subject, among other matters, to approval of our stockholders. If we are unable to complete and close an agreement to sell a significant interest in the Nkamouna project to a strategic partner in a timely manner, our plan is to place the Nkamouna Project on a “care and maintenance” status and significantly further reduce our level of expenditures in Cameroon. In such event, we would not have sufficient resources to maintain our interest in the Project indefinitely and we could lose our interest in the Project. In such a scenario, our cash resources would likely be insufficient to sustain our other business activities.

We are endeavoring to arrange additional financing which would allow us to continue work on our mineral projects and pay our expenses. If we are unable to arrange adequate financing, we may seek to further reduce our operations, to the extent possible, while we continue efforts to monetize our investment in GeoCam, or we may cease operations, which could include a bankruptcy filing. Unless we arrange additional financing, we expect to nearly exhaust our cash during May 2014.

During 2014 and 2013 the Company entered into note purchase agreements (each a “Note Purchase Agreement” and collectively the “Note Purchase Agreements”) with a number of parties (each a “Purchaser”). Pursuant to the Note Purchase Agreements, the Company agreed to issue promissory notes (each a “Note” and collectively the “Notes”) to the Purchasers in the aggregate principal amount of $930 as at March 31, 2014 (December 31, 2013—$605) in consideration of the payment by each Purchaser of a purchase price equal to the principal amount of such Purchaser’s respective Note.

Each Note matures one year from the date of issuance at which time the outstanding principal amount of each Note and all accrued and unpaid interest thereon is due and payable by the Company. Interest accrues on the outstanding principal balance of each Note at the rate of 200% per annum on the Notes issued in 2013 and January 2014 and 300% per annum on the Notes issued in February and March 2014.

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

Subsequent to March 31, 2014 the Company entered into note purchase agreements similar to those described above with other parties in the aggregate principal amount of $145. Each Note, issued pursuant to these note purchase agreements, matures one year following the date of issuance, at which time the outstanding principal amount of each Note and all accrued and unpaid interest thereon is due and payable by the Company. Interest accrues on the outstanding principal balance of each Note at the rate of 300% per annum.

Subsequent to March 31, 2014 the Company and the JS Group entered into a letter of agreement amending the original Wind Mountain Joint Venture (“WMJV”) agreement whereby the JS Group have the option to acquire an additional 30% of the WMJV mining claims for a total consideration of $0.3 million upon the completion of the first phase of activities and funding related to WMJV. Further, upon payment of the $0.3 million consideration, Geovic is to convey and assign 90% of the interest in the mining claims to JS Group. Upon the JS Group electing to acquire the additional 30% from the Company, Geovic shall have an option to reacquire 15% of the interest for $150 upon written notice to the JS Group prior to the receipt of the assay results of the first core sample during the second phase of the project. In April 2014 upon completion of the first phase of activities and funding, the JS Group elected to exercise such option to acquire an additional 30% for $0.3 million for a total interest of 90%. Upon receipt of the $0.3 million consideration, the Company assigned 90% of the mining claims to the JS Group.

Subsequent to March 31, 2014 the Company was contacted by the Toronto Stock Exchange (“TSX”) regarding the issuance of the short term debt promissory notes and note purchase agreements, specifically regarding the interest rates of 200-300%. The Company has been informed that in failing to notify the TSX prior to the issuance of the Notes the Company has contravened Subsection 501(c) of the TSX Company Manual. TSX acceptance of the issuance of the Notes is subject to the following: the Company must immediately notify the lenders that interest on the Notes will not be paid until such time as disinterested shareholder approval is received; within one business day of approval by disinterested shareholders the Company must provide to the TSX (a) a certified resolution of the Board of Directors, excluding any Directors that subscribed for Notes, approving the issuance of the Notes; (b) a certified resolution of the disinterested shareholders approving the issuance of the Notes along with a copy of the scrutineers report evidencing such approval; and, (c) a commercial copy of the proxy statement sent to shareholders in connection with the 2014 Annual Meeting with the comments of the TSX incorporated therein. The Company will seek the disinterested shareholder approval at its Annual Meeting of Stockholders planned for June 2014.

On May 1, 2014, the Company received notice from the TSX that the TSX is reviewing the Company’s eligibility for the continued listing of its shares of common stock on the TSX (the “Continued Listing Review”). The TSX granted the Company 30 days to demonstrate that it complies with all of the TSX continued listing requirements that are applicable to the Company. If the Company cannot demonstrate that it meets all such requirements on or before June 3, 2014, the Company’s shares of common stock will be delisted from the TSX within 30 days from such date. The TSX advised the Company that the Continued Listing Review is being conducted in connection with the Company’s issuance of the Notes to certain related parties in 2013 and the first quarter of 2014. Specifically, the notice from the TSX states that the Company failed to seek the TSX’s prior approval of the Notes transaction and prior disinterested shareholder approval for the issuance of the Notes, in each case as required under the Section 501(c) of the TSX Company Manual. The notice also states that the Company appears to have breached the TSX’s Timely Disclosure Policy for its failure to new release the key details of the Notes, including the interest rates, which the TSX believes are not commercially reasonable. The Company intends to provide the TSX with written submissions addressing the deficiencies identified in the notice.

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

At March 31, 2014 we had approximately $49 of unrestricted cash and cash equivalents on a consolidated basis compared to $181 at December 31, 2013, a decrease of approximately $132 during the quarter. Our cash is invested in U.S. dollar deposits and in the Cameroon branch of a large international bank.

During 2014 and 2013 the Company entered into note purchase agreements with a number of parties. Pursuant to the Note Purchase Agreements, the Company agreed to issue promissory notes to the Purchasers in the aggregate principal amount of $930 as at March 31, 2014 (December 31, 2013—$605) in consideration of the payment by each Purchaser of a purchase price equal to the principal amount of such Purchaser’s respective Note.

Each Note matures one year from the date of issuance , at which time the outstanding principal amount of each Note and all accrued and unpaid interest thereon is due and payable by the Company. Interest accrues on the outstanding principal balance of each Note at the rate of 200% per annum on the Notes issued in 2013 and January 2014 and 300% per annum on the Notes issued in February and March 2014.

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

The following table summarizes the principal amounts of the Notes issued and outstanding as of March 31, 2014 and December 31, 2013 and identifies the parties to which the Notes have been issued:

	March 31, 2014	December 31, 2013
Richard G. Buckovic	$100	$100
Norman C. Rose	30	30
M N Rose Shelter Credit Trust	40	40
Paul D. Rose	60	60
Dragon’s Fire Investments LLC	275	225
Thorne Bush Investments LLC	300	150
Airlie Road Investors LLC	75	—
David/Bette McKibben	50	—

Total Short-Term Debt	$930	$605

The following table summarizes the maturity dates of the Notes issued and outstanding as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
September 30, 2014	$120	$120
October 31, 2014	110	110
November 30, 2014	125	125
December 31, 2014	250	250
January 31, 2015	125	—
February 28, 2015	150	—
March 31, 2015	50	—

Total Short-Term Debt	$930	$605

Subsequent to March 31, 2014 the Company entered into note purchase agreements similar to those described above with other parties in the aggregate principal amount of $245. Each Note, issued pursuant to these note purchase agreements, matures one year following the date of issuance, at which time the outstanding principal amount of each Note and all accrued and unpaid interest thereon is due and payable by the Company. Interest accrues on the outstanding principal balance of each Note at the rate of 300% per annum.

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

During 2012 we continued meetings with various large international businesses with respect to investment in the Nkamouna Project or the potential purchase of future off-take from the Project. The Company and the other GeoCam shareholders discussed possible strategic investment arrangements with several companies. Since the latter part of 2012 these discussions focused on JXTC. As discussed above, the DA with JXTC expired on March 31, 2014. The parties to the DA are working on an extension of the agreement to a future date. There can be no assurance that an extension of the DA will be agreed to among the parties to the DA, that a share purchase agreement for the sale of our interest in GeoCam to JXTC will ultimately be entered into or that the transactions contemplated therein will be completed. Any cash paid by JXTC or another strategic investor for part or all of our interest could be available to satisfy our obligations under the notes and fund all or a portion of our remaining project equity requirements, if any, and for other corporate purposes. Under such an arrangement our interest in the Nkamouna Project could be eliminated. We may consider putting the Nkamouna Project on a “care and maintenance” status later in 2014 if we have been unable to finalize and close an acceptable strategic investment arrangement.

GeoCam’s ongoing cash expenditures are presently expected to total approximately $0.9 million for the first two quarters of 2014, for which Geovic is responsible to fund 60.5%. However, we may not be successful in completing a sale of all or part of our interest in GeoCam on a timely basis, or in entering into sale or joint venture transactions involving our other exploration prospects on acceptable terms. Further, possible transactions to raise additional capital through the issuance of equity may not be available and would be dilutive to our stockholders. If we are unable to obtain additional capital, we may not be able to pay for our portion of GeoCam’s cash expenditures and we will need to seek to further curtail our operations, to the extent possible, in order to preserve working capital, which could materially harm our business and our ability to achieve cash flow in the future, and we may need to cease operations, which could include a bankruptcy filing. Unless we arrange additional financing, we expect to nearly exhaust our cash during May 2014.

As described in Part II, Item 1, Legal Proceedings, five judgments originally totaling approximately $1.8 million against GeoCam are outstanding and are under appeal. Two separate attachments totaling approximately $0.33 million were allowed in two court proceedings and the funds in those amounts were restricted until resolution of the cases. In December 2013 attached funds related to one claim in the amount of approximately $0.1 million were released to GeoCam. In January 2014 attached funds related to two more of the remaining claims in the amount of approximately $0.09 million were released to GeoCam. In May 2014 attached funds related to one claimant of CFA 20,215,058 (approximately $0.04 million at March 31, 2014) were released to GeoCam. The court has thus far denied GeoCam’s request to lift the restriction on the one remaining claimant of approximately $0.1 million at March 31, 2014). Should the judgments be upheld in full or in part upon exhaustion of final appeals, GeoCam would be required to satisfy the judgments. Funding the Geovic share would adversely affect our remaining capital resources.

Subsequent to March 31, 2014 GeoCam received information that family members of an employee of a GeoCam who passed away are alleging that the individual’s death was due to worksite conditions and that they plan to take legal action. As of the date of filing no formal notice of legal action has been received. GeoCam plans to defend against the allegations should legal action be taken.

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

We expect our general and administrative expenses for the first two quarters of 2014 to total approximately $1.8 million, including administrative expenses related to other resource entity exploration activities but not including any transaction costs related to a strategic partner transaction related to the Nkamouna Project as well as impairment, or other non-cash items, interest expense related to the short term debt balance at March 31, 2014 of $0.9 million, deferred salary incentives and related employee benefits and that during the first two quarters of 2014 expenditures for exploration of mineral properties, or investment in other resource entities, in the United States and elsewhere will total approximately $0.1 million. We expect that our cash balances will be nearly exhausted during May 2014. Based on our current planned 2014 expenditures we will require additional financing or completion of a strategic transaction to continue our operations. We continue to implement cash conservation measures for the Company and GeoCam. If we complete a strategic partner transaction involving the Nkamouna Project or any of our other exploration prospects, this estimate would be adjusted appropriately.

We have budgeted a lower level of general and administrative and other expenditures for 2014 to reflect our limited cash. We have implemented a number of cash conservation strategies for the Company and GeoCam that we have described in earlier reports that we have filed. These efforts were implemented to reduce financial commitments and overheads and preserve our cash.

        The Company and its subsidiaries have material debt and other similar obligations or commitments from the short-term debt and related interest expense under the Notes, the deferred accrued payroll and related incentives, other deferred payments and any additional amounts that may become due under pending litigation in Cameroon. The Company has delayed payment of liabilities and have accrued, but been unable to pay, GeoCam payroll and related benefits of approximately $0.1 million for the months of February and March, 2014. The Company was also unable to pay GeoCam payroll and related benefits for April, 2014 and subsequent to March 31, 2014 the Company received notification that GeoCam employees have threatened to strike as of May 15, 2014 unless all compensation arrears have been paid in their entirety and health insurance be reinstated.

As of the date of filing these liabilities remain outstanding. We believe there is substantial doubt whether our present capital resources will be sufficient to satisfy the Company’s existing capital and liquidity requirements described above, not including any equity requirements in connection with any Nkamouna Project financing by GeoCam or satisfaction of any judgments that may be upheld in final appeals of the pending litigation. We have no standby financing arrangements currently in place. If we are unable to obtain additional capital, we will need to seek to further curtail our operations, to the extent possible, in order to preserve funds, which could materially harm our business and our ability to achieve cash flow in the future, and we may need to cease operations, which could include a bankruptcy filing. Unless we arrange additional financing, we expect to nearly exhaust our cash during May 2014.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013:

The Company had no revenue from operations and incurred losses from operations during the first quarters of 2014 and 2013, and has had no revenue from operations since inception. Until and unless we sell some or all of our interest in the Nkamouna Project or project financing for the Project is secured and construction commences, we expect to continue to reduce our operating and other expenditures.

We had a net loss attributed to Geovic stockholders of $1,826 for the quarter ended March 31, 2014, compared to the net loss of $1,894 in the quarter ended March 31, 2013. During the quarter ended March 31, 2014 exploration and general and administration decreased by $427 which was offset by an increase in interest expense related to the short term debt of $377.

Exploration expenses decreased by $235 in the quarter compared to the year earlier period mainly due to a decrease in exploration expense in other Company projects primarily in Arizona and New Caledonia with a small decrease in Cameroon.

General and administrative expenses decreased $192 in the quarter, when compared to the first quarter of 2013. The decrease is largely due to lower insurance, audit and legal expenses. Lower salaries in 2013 were offset by the salary deferral incentives in 2014. The Company continues to reduce general and administrative expenses.

Interest and bank charges have increased by approximately $377 due to interest accrued on the short term debt. Other income decreased due to no equipment rental income in Cameroon in 2014.

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

All statements other than statements of historical fact, included in this report regarding our financial position, business and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note the forward looking statements with respect to exploration and mine development, construction and expansion plans, costs, grade, production and recovery rates, permitting, financing needs, the availability of financing on acceptable terms or other sources of funding, the timing of additional tests, feasibility studies and environmental permitting, estimates of mineral reserves and mineralized material; our expectations regarding the amount of capital required prior to production at the Nkamouna Project and our ability to source the required capital; success of exploration activities; permitting time lines; construction and capital costs; operating expenses; currency fluctuations; requirements for additional capital; our expectations regarding processing and marketing of future production from the Nkamouna Project; our ability to enter into off-take arrangements; government regulation of mining operations; environmental risks; unanticipated reclamation expenses; title disputes or claims; limitations on insurance coverage; commencement of mine production, anticipated expenditures for the remainder of 2014; and our expectations regarding securing a potential strategic investor for, or a sale of our interest in, the Nkamouna Project and future debt and equity financing for the Project, and our ability to satisfy our cash requirements. Forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks and other factors include, among others, the risk factors discussed in “Risk Factors,” and other factors described in other filings with the U.S. Securities and Exchange Commission (the “SEC”) and Canadian securities regulatory authorities. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements. The forward-looking statements in this annual report speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect new information, events or circumstances except as may be required under applicable securities laws.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of March 31, 2014.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting occurred during our last fiscal quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended March 31, 2014, management concluded that there were no such changes to our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In November 2009, five management level consultants or employees of GeoCam filed litigation in Cameroon, claiming approximately $2.2 million as compensation and damages as a result of termination of their services by GeoCam in connection with a reduction in workforce in February and March 2009. In April 2010 the litigation was dismissed. In July 2010 the litigation was brought by four of the claimants before one other jurisdiction and by the fifth claimant in a separate jurisdiction. On June 3, 2011, the High Court of Abong-Mbang, the court before which four of the matters were pending entered judgments in favor of the four claimants totaling CFA 780,339,500 (approximately $1.6 million at March 31, 2014). On November 14, 2011, the High Court of Mfoundi, Yaoundé, the court before which the fifth matter was pending entered a judgment in favor of the claimant totaling CFA 118,804,219 (approximately $0.2 million at March 31, 2014). GeoCam appealed all five matters to the next highest appellate court in Cameroon, the Court of Appeal of the East Region at Bertoua as to the four claimants and the Court of Appeal of the Center Region at Yaoundé as to the fifth matter.

The Court of Appeal, before which the fifth matter was pending, authorized CFA 51,851,813 (approximately $0.1 million at March 31, 2014) of GeoCam funds to be attached for the benefit of the claimant in the second quarter of 2012 and placed in a restricted account at GeoCam’s bank pending resolution of the case. GeoCam has sought unsuccessfully to have this restriction lifted. The appeal of this case has not been decided by the court as of the date this report is filed.

The Court of Appeal before which the other four appeals were pending set aside the judgment of the lower court discussed above and awarded the four claimants an amount totaling CFA 125,062,887 (approximately $0.3 million at March 31, 2014) in the fourth quarter of 2012. GeoCam has filed appeals in all four matters which stayed enforcement of the judgments pending resolution of the appeals. This Court of Appeal also authorized CFA 108,949,204 (approximately $0.23 million at March 31, 2014) in GeoCam funds to be attached for the benefit of the claimants and placed in a restricted account at GeoCam’s bank pending final resolution of the appeals. In December 2013 attached funds related to one claim in the amount of CFA 46,353,259 (approximately $0.1 million) were released to GeoCam. In January 2014 attached funds related to two more of the remaining claims in the amount of CFA 42,380,887 (approximately $0.09 million) were released to GeoCam. In May 2014 attached funds related to the remaining one claimant of CFA 20,215,058 (approximately $0.04 million at March 31, 2014) were released to GeoCam.

The restricted funds related to the two claimants that remained at March 31, 2014 totaling approximately $0.14 million are included as restricted cash on our consolidated balance sheets. The Company believes all contractual and other obligations to the five individual claimants were satisfied; however, given the judgments, we believe it could be deemed probable that the outcome would be unfavorable to GeoCam and, therefore, GeoCam accrued approximately $0.3 million for the matters in our consolidated financial statements at the time the Court of Appeal reached its decision. It is possible that an additional amount up to approximately $0.2 million could be awarded to the claimants in these matters.

Subsequent to March 31, 2014 GeoCam received information that family members of an employee of a GeoCam who passed away are alleging that the individual’s death was due to worksite conditions and that they plan to take legal action. As of the date of filing no formal notice of legal action has been received. GeoCam plans to defend against the allegations should legal action be taken.

ITEM 1A.	RISK FACTORS.

In addition to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, the following Risk Factors should be considered.

We may run out of cash before we are able to arrange financing or complete a sale of our interest in GeoCam and the Nkamouna Project or one of our other projects.

We expect to nearly exhaust our cash resources during May 2014, and we face the risk that we may be unable to secure additional financing or timely complete a sale of our interest in GeoCam and the Nkamouna Project or one of our other projects to fund our overhead, continuing operations and project transaction costs. We plan to continue our efforts to secure additional financing but we presently do not have agreements from any source under which such funding will be received. We are seeking to sell our interest in GeoCam and the Nkamouna Project and since the latter part of 2012 our discussions have been primarily with JXTC. In July 2013 we entered into the DA with JXTC; however, the DA expired on March 31, 2014. The parties to the DA are working on an extension of the agreement to a future date, but there can be no assurance that an extension of the DA will be agreed to among the parties to the DA, that a share purchase agreement for the sale of our interest in GeoCam to JXTC will ultimately be entered into or that the transactions contemplated therein will be completed. Even if we enter into a share purchase agreement with JXTC, the transaction would be subject to certain conditions, including the approval of the stockholders of the Company, and we may run out of cash before such conditions are satisfied and the transaction is completed. If the DA is not extended or we do not enter into a share purchase agreement with JXTC, we would seek another potential buyer for our interest in GeoCam and the Nkamouna Project but may not be able to identify or complete a transaction with another buyer before our cash resources are exhausted. If no additional funding can be secured through additional financing or the completion of a sale of our interest in GeoCam and the Nkamouna Project or one of our other projects, we may not be able to remain in business or complete a pending project sale or other transaction.

If our common stock fails to meet the listing requirements of the Toronto Stock Exchange and is delisted from trading on the Toronto Stock Exchange, the market price of our common stock could be adversely affected.

Our common stock is listed on the Toronto Stock Exchange (“TSX”) under the symbol GMC and traded in the over-the-counter bulletin board under the symbol “GVCM”. On May 1, 2014, the Company received notice from the TSX that the TSX is reviewing the Company’s eligibility for the continued listing of its shares of common stock on the TSX. The TSX granted the Company 30 days to demonstrate that it complies with all of the TSX continued listing requirements that are applicable to the Company. If the Company cannot demonstrate that it meets all such requirements on or before June 3, 2014, the Company’s shares of common stock will be delisted from the TSX within 30 days from such date. The Company intends to provide the TSX with written submissions addressing the deficiencies identified in the notice, but there can be no assurance that these actions will be successful in maintaining our listing on the TSX. A delisting of our common stock from the TSX or a transfer of the listing of our common stock to the TSX Venture Exchange or NEX could adversely affect the liquidity of the trading market for our stock and therefore the market price of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation

S-K, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended December 31, 2013 and through March 31, 2014, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a) Exhibits.

10.1	Form of Note Purchase Agreements January 2014

10.2	Form of Note Purchase Agreements February 2014

10.3	Form of Note Purchase Agreements March 2014

10.4	Form of Note Purchase Agreements April 2014

10.5	Form of Salary Deferral Agreements January 2014

10.6	Form of Salary Deferral Agreements February 2014

10.7	Form of Salary Deferral Agreements March 2014

10.8	Form of Salary Deferral Agreements April 2014

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVIC MINING CORP.
Registrant

May 9, 2014	By:	/s/ Michael T. Mason
Michael T. Mason
Chief Executive Officer

May 9, 2014	By:	/s/ Greg Hill
Greg Hill
Chief Financial Officer

EXHIBIT INDEX

10.1	Form of Note Purchase Agreements January 2014

10.2	Form of Note Purchase Agreements February 2014

10.3	Form of Note Purchase Agreements March 2014

10.4	Form of Note Purchase Agreements April 2014

10.5	Form of Salary Deferral Agreements January 2014

10.6	Form of Salary Deferral Agreements February 2014

10.7	Form of Salary Deferral Agreements March 2014

10.8	Form of Salary Deferral Agreements April 2014

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document