Form 10-Q
period 2014-06-30
GEOVIC MINING CORP.
filed 2014-08-12
CIK 1398005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

106,719,602 Shares of Common Stock, $0.0001 par value, were outstanding at August 8, 2014

Geovic Mining Corp.

(an exploration stage company)

FORM 10-Q

For the Three and Six Months Ended June 30, 2014

Part I—Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except per share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$99	$181
Restricted cash	194	324
Prepaid expenses	99	67
Assets held for sale [note 5]	283	—
Other	62	15

Total current assets	737	587
Property, plant and equipment, net [note 5]	596	1,178
Deposits	20	28

Total assets	$1,353	$1,793

LIABILITIES
Current liabilities:
Accrued liabilities and other payables [note 6]	$3,097	$1,067
Accrued payroll and related [note 6]	1,497	744
Short-term debt [note 7]	1,439	664
Accrued litigation [note 17]	250	250
Related party payable [note 16 (b)]	360	328

Total current liabilities	6,643	3,053
Other liabilities	471	471

Total liabilities	7,114	3,524

Commitments and contingencies [note 17]
EQUITY
Common stock, par value of $0.0001, 200 million shares authorized and 106.7 million and 106.7 million shares issued and outstanding in 2014 and 2013, respectively	11	11
Additional paid-in capital	110,581	110,581
Deficit accumulated during the exploration stage	(124,496)	(120,794)

Total controlling stockholders’ equity (deficit)	(13,904)	(10,202)
Noncontrolling interest [note 12]	8,143	8,471

Total equity (deficit)	(5,761)	(1,731)

Total liabilities and equity	$1,353	$1,793

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,		Unaudited Period from Nov. 16, 1994 (inception) to June 30, 2014
	2014	2013	2014	2013
EXPENSES (INCOME)
Exploration costs [note 4]	$275	$529	$720	$1,209	$97,011
General and administrative	1,109	1,190	2.208	2,481	52,244
Stock-based compensation [note 8]	—	—	—	4	18,701
Change in fair value of warrants	—	—	—	—	(675)
Interest and bank charges	646	3	1,027	7	1,568
Depreciation	84	194	201	398	5,385
Property, plant and equipment impairment	—	—	—	—	309
Mineral property impairment	—	—	—	—	3,244

Total Expenses	2,114	1,916	4,156	4,099	177,787
Other Income	—	(34)	—	(82)	(1,894)
(Gain)/Loss on disposal of asset	(126)	(28)	(126)	(27)	233
Interest income	—	—	—	—	(4,861)

Net loss before income taxes	(1,988)	(1,854)	(4,030)	(3,990)	(171,265)
Income tax benefit [note 13]	—	—	—	—	(65)

Consolidated net loss	(1,988)	(1,854)	(4,030)	(3,990)	(171,200)

Less: Net loss attributed to the noncontrolling interest	(112)	(208)	(328)	(450)	(32,710)

Net loss attributed to Company stockholders	$(1,876)	$(1,646)	$(3,702)	$(3,540)	$(138,490)

Net loss per share attributed to Company common stockholders	$(0.02)	$(0.02)	$(0.03)	$(0.03)

Weighted average shares outstanding basic and diluted	106,719,602	106,639,602	106,719,602	106,639,602

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except share amounts)

	Common Stock		Additional paid-in capital	Deficit	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2012	106,639,602	$11	$110,577	$(113,563)	$8,973	$5,998

Vesting of restricted stock [note 8]	80,000	—	—	—	—	—
Stock-based compensation [note 8]	—	—	4	—	—	4
Noncontrolling interest contribution	—	—	—	—	478	478
Net loss for year	—	—	—	(7,231)	(980)	(8,211)

Balance, December 31, 2013	106,719,602	$11	$110,581	$(120,794)	$8,471	$(1,731)

Net loss	—	—	—	(3,702)	(328)	(4,030)

Balance, June 30, 2014	106,719,602	$11	$110,581	$(124,496)	$8,143	$(5,761)

The accompanying notes are an integral part of these financial statements

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,		Unaudited Period from Nov. 16, 1994 (inception) to June 30, 2014
	2014	2013	2014	2013
OPERATING ACTIVITIES
Consolidated net loss	$(1,988)	$(1,854)	$(4.030)	$(3,990)	$(171,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	84	194	201	398	5,385
Stock-based compensation expense	—	—	—	4	18,701
Change in fair value of warrants	—	—	—	—	(675)
(Gain)/Loss on disposal of assets	(126)	(28)	(126)	(27)	233
Property, plant and equipment impairment [note 5]	—	—	—	—	309
Write-off of mineral leases	—	—	—	—	3,244
Changes in non-cash operating working capital:
Decrease (increase) in restricted cash	42	92	130	82	(194)
Decrease (increase) in prepaid expenses	(5)	9	(32)	196	(99)
Decrease (increase) in other assets	(43)	10	(47)	10	(62)
Decrease (increase) in deposits	8	(1)	8	(28)	(20)
Increase (decrease) in accrued liabilities and other payables	1,039	(9)	2,030	(165)	3,097
Increase in accrued payroll and related	365	—	753	—	1,497
Increase in accrued litigation	—	—	—	—	250
Increase (decrease) in other liabilities	—	—	—	—	471
Increase (decrease) in related party payable	—	(29)	32	(29)	360

Cash used in operating activities	(624)	(1,616)	(1,081)	(3,549)	(138,703)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	—	—	(9)	(7,191)
Proceeds on sale of assets	224	31	224	31	384
Acquisition of mineral leases	—	—	—	—	(3,244)

Cash provided by (used in) investing activities	224	31	224	22	(10,051)
FINANCING ACTIVITIES
Increase in short-term debt	450	—	775	—	1,439
Noncontrolling interest contribution	—	157	—	318	40,853
Proceeds from issuance of common stock and preferred stock	—	—	—	—	95,589
Cash paid to rescind exercise of stock options	—	—	—	—	(15)
Proceeds from issuance of stock warrants	—	—	—	—	16,168
Proceeds from exercise of stock options and warrants	—	—	—	—	2,564
Stock issue costs	—	—	—	—	(7,745)

Cash provided by financing activities	450	157	775	318	148,853

Net increase (decrease) in cash	50	(1,428)	(82)	(3,209)	99
Cash, beginning of period	49	2,478	181	4,259	—

Cash, end of period	$99	$1,050	$99	$1,050	$99

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

As at June 30, 2014 our common stock was traded on the Toronto Stock Exchange (“TSX”) under the symbol GMC.TO. The Company’s shares were delisted from the TSX at the close of business on July 25, 2014 and commenced trading on the NEX, a separate trading board of the TSX Venture Exchange at the open of business on July 28, 2014 under the symbol “GMC.H”. Our common stock is also traded on the over-the-counter bulletin board (“OTC-BB”) under the symbol: “GVCM”.

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

        We have been closely monitoring our fixed and variable costs and have restricted such costs to those expenses that are necessary to complete activities related to securing a strategic investment for the Nkamouna Project, to identify opportunities to generate cash from our existing exploration properties and to obtain additional sources of working capital in support of such activities. Management and the Board of Directors have implemented a number of cash conservation strategies for the Company and GeoCam. We have deferred payment of certain expenses and salaries in agreement with the counterparties as disclosed in Note 6. The Company has delayed payment of liabilities and has accrued, but been unable to fully pay GeoCam payroll and related benefits of approximately $0.2 million for the months of April to July 2014. As of the date of filing these liabilities remain outstanding. Due to the delayed payment of these liabilities the Company may be charged penalties in Cameroon, the amount of which cannot be currently estimated.

In May 2014 the Company received notification that GeoCam employees were threatening to strike as of May 15, 2014 unless all compensation arrears were been paid in their entirety and health insurance reinstated. As of the date of this filing no formal strike has taken place. The Company has also been unable to fully pay Geovic Mining Corp. payroll and related benefits of approximately $0.15 for the months of June and July 2014. Further, effective August 1, 2014 the Company laid off three non-executive employees. These employees have not been paid July 2014 payroll, related benefits and unused vacation pay.

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

Our consolidated unrestricted cash balance at June 30, 2014 was approximately $99. We are endeavoring to arrange financing which would allow us to continue work on our mineral projects and pay our transaction and other expenses. If we are unable to arrange adequate financing, we may seek to further reduce our operations while we continue efforts to monetize our investment in GeoCam, or we may cease operations which could include a bankruptcy filing. Unless we arrange additional financing, we expect to nearly exhaust our cash during August 2014.

During 2014 and 2013 the Company entered into note purchase agreements (each a “Note Purchase Agreement” and collectively the “Note Purchase Agreements”) with a number of parties, identified below, (each a “Purchaser”). Pursuant to the Note Purchase Agreements, the Company agreed to issue promissory notes (each a “Note” and collectively the “Notes”) to the Purchasers in the aggregate principal amount of $1,355 as at June 30, 2014 (December 31, 2013—$605) in consideration of the payment by each Purchaser of a purchase price equal to the principal amount of such Purchaser’s respective Note.

Each Note matures one year from the date of issuance at which time the outstanding principal amount of each Note and all accrued and unpaid interest thereon is due and payable by the Company. Interest accrues on the outstanding principal balance of each Note at the rate of 200% per annum on the Notes issued in 2013 and January 2014 and 300% per annum on the Notes issued from February to June 2014.

In June 2014 the Company issued an additional note in the principal amount of $25 under similar terms as noted above except at an interest rate of 150% and due in six months at December 31, 2014.

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

The following table summarizes the principal amounts of the Notes issued and outstanding as of June 30, 2014 and December 31, 2013 and identifies the parties to which the Notes have been issued:

	June 30, 2014	December 31, 2013
Richard G. Buckovic	$130	$100
Norman C. Rose	30	30
M N Rose Shelter Credit Trust	40	40
Paul D. Rose	60	60
Dragon’s Fire Investments LLC	275	225
Thorne Bush Investments LLC	625	150
Airlie Road Investors LLC	75	—
David/Bette McKibben	50	—
John/Jean Anderson	20	—
Bill Shaffer	25	—
Decker JE Halstead, Revocable Living Trust	25	—
Fintech Limited	25	—

Total Short-Term Debt Notes	$1,380	$605

The following table summarizes the maturity dates of the Notes issued and outstanding as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
September 30, 2014	$120	$120
October 31, 2014	110	110
November 30, 2014	125	125
December 31, 2014	275	250
January 31, 2015	125	—
February 28, 2015	150	—
March 31, 2015	50	—
April 30, 2015	145	—
May 31, 2015	230	—
June 30, 2015	50	—

Total Short-Term Debt Notes	$1,380	$605

Our near-term expenses could be greater than projected and we may be unable to generate additional proceeds through the sale of part or all of our interest in the Nkamouna Project to a strategic partner or future business transactions on our exploration prospects. We may not be successful in completing such a sale on a timely basis, or in entering into sale or joint venture transactions involving our other exploration prospects on acceptable terms. Further, possible transactions to raise additional capital through the issuance of equity may not be available and would be dilutive to our stockholders. If we are unable to obtain additional capital, we will need to seek to further curtail our operations, to the extent possible, in order to preserve working capital, which could materially harm our business and our ability to achieve cash flow in the future, and we may need to cease operations, which could include a bankruptcy filing. Unless we arrange additional financing, we expect to nearly exhaust our cash during August 2014.

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

In June 2014 the Financial Accounting Standards Board ( “FASB”) issued update 2014-10 related to Topic 915 Development Stage Companies which eliminated the requirements to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The update is effective for annual reporting periods beginning after December 15, 2014 and interim periods therein.

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

3. LOSS PER SHARE

Loss per share is computed by dividing net loss attributed to the Company’s stockholders by the weighted average number of common shares outstanding during the period. Stock options will be dilutive when the Company has income from continuing operations and when the average market price of the common shares during the period exceeds the exercise price of the options and warrants. Due to the net loss attributed to the Company for all periods presented, the stock options have been anti-dilutive and, therefore, not included in the loss per share calculations. All outstanding warrants expired in the second quarter of 2012 and are no longer considered for potential dilution in 2014 or 2013.

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

	Three Months Ended		Six Months Ended		Unaudited Period from November 16, 1994 (inception) to June 30, 2014
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Cameroon Africa:
Property evaluation	$104	$125	$223	$247	$54,558
Office costs	219	293	518	653	33,267

	323	418	741	900	87,825

Other Projects:
Colorado/Wyoming	—	—	—	—	2,070
Arizona	232	22	232	129	2,149
New Mexico	(299)	1	(299)	1	431
New Caledonia	15	76	29	149	3,662
Papua New Guinea	4	12	16	30	416
Other	—	—	1	—	458

	(48)	111	(21)	309	9,186

Total Exploration Costs	$275	$529	$720	$1,209	$97,011

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	June 30, 2014	December 31, 2013
Cameroon, Africa:
Machinery and equipment	$1,602	$2,990
Vehicles	811	811
Buildings	280	280
Furniture and equipment	459	459

	3,152	4,540
Less accumulated depreciation	(2,712)	(3,562)

	440	978

United States and Other:
Machinery and equipment	$207	$235
Vehicles	53	53
Furniture and equipment	414	432

	674	720
Less accumulated depreciation	(518)	(520)

	156	200

	$596	$1,178

During the quarter ended March 31, 2014 the Company put in place a plan to dispose, by sale, at auction/bid, of certain machinery and equipment in Cameroon due to the adverse changes in the business circumstances of the Company and current usage levels of the machinery and equipment. The specific assets are all machinery and equipment and were reclassified as Assets Held for Sale on the condensed consolidated balance sheet at the net book value of $359. We ceased depreciation on the assets upon reclassification. During the quarter ended June 30, 2014 the Company sold $76 (net book value) of this equipment for proceeds of $190. During the quarter the Company also sold $22 (net book value) of other assets for proceeds of $34.

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

There was no rental income in the three months and six months ended June 30, 2014. During the three and six months ended June 30, 2013, GeoCam rented idle equipment to a third party and recorded $34 and $82 as other income in our condensed consolidated statements of operations as a result of this transaction.

6. ACCRUED LIABILITIES AND OTHER PAYABLES/ACCRUED PAYROLL AND RELATED

The Company has entered into agreements with certain consultants to defer a portion of their fees pending the closing of a strategic partner transaction. As at June 30, 2014 the deferred fees were $181 (December 31, 2013—$105). The deferred fees are included in Accrued liabilities and other payables on the condensed consolidated balance sheets, however such amounts will not be paid or impact the cash position until one month after the closing of a strategic partner transaction involving the Company’s interest in the Cameroon project.

The Company has also deferred Directors’ fees pending the closing of a strategic partner transaction and/or a significant financing. As at June 30, 2014 the deferred fees were $131 (December 31, 2013—$72). The deferred fees are included in Accrued liabilities and other payables on the condensed consolidated balance sheets, however such amounts will not be paid or impact the cash position until the earlier of: a) receipt of proceeds from JXTC from the sale of our interest in the Cameroon project or, b) receipt of proceeds from a significant financing in an amount expected to be sufficient to cover the Company’s cash requirement for at least six months.

The Company has also entered into agreements with certain employees to defer a portion of their salaries pending the closing of a strategic partner transaction or other events. The deferred salaries and related employee benefits were equal to $514 as at June 30, 2014 (December 31, 2013—$263). The agreements further provide for an additional incentive of 100%—200% of the deferral and related employee benefits and as at June 30, 2014 the deferral incentives and related employee benefits were $983 (December 31, 2013—$481). The total of deferred salaries and deferral incentives and related employee benefits of $1,497 (December 31, 2013—$744) is included in Accrued payroll and related on the condensed consolidated balance sheets, however such amounts will not be paid or impact the cash position until the earlier of: a) receipt of proceeds from JXTC or from any other entity from the sale of our interest in the Cameroon project, b) consummation of the acquisition of the Company by another company, c) receipt of proceeds from a significant financing in an amount expected to be sufficient to cover the Company’s cash requirement for at least six months, or d) March 14, 2014 (related to the deferrals from August 2013 to January 2014) or March 14, 2015 (related to the deferrals from February 2013 forward).

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

7. SHORT-TERM DEBT

During 2014 and 2013 the Company entered into note purchase agreements with a number of parties as identified below. Pursuant to the Note Purchase Agreements, the Company agreed to issue promissory notes to the Purchasers in the aggregate principal amount of $1,355 as at June 30, 2014 (December 31, 2013—$605) in consideration of the payment by each Purchaser of a purchase price equal to the principal amount of such Purchaser’s respective Note.

Each Note matures one year from the date of issuance at which time the outstanding principal amount of each Note and all accrued and unpaid interest thereon is due and payable by the Company. Interest accrues on the outstanding principal balance of each Note at the rate of 200% per annum on the Notes issued in 2013 and January 2014 and 300% per annum on the Notes issued from February to June 2014.

In June 2014 the Company issued an additional note in the principal amount of $25 under similar terms as noted above except at an interest rate of 150% and due in six months at December 31, 2014.

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

The following table summarizes the principal amounts of the Notes issued and outstanding as of June 30, 2014 and December 31, 2013 and identifies the parties to which the Notes have been issued:

	June 30, 2014	December 31, 2013
Richard G. Buckovic	$130	$100
Norman C. Rose	30	30
M N Rose Shelter Credit Trust	40	40
Paul D. Rose	60	60
Dragon’s Fire Investments LLC	275	225
Thorne Bush Investments LLC	625	150
Airlie Road Investors LLC	75	—
David/Bette McKibben	50	—
John/Jean Anderson	20	—
Bill Shaffer	25	—
Decker JE Halstead, Revocable Living Trust	25	—
Fintech Limited	25	—

Total Short-Term Debt Notes	$1,380	$605

The following table summarizes the maturity dates of the Notes issued and outstanding as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
September 30, 2014	$120	$120
October 31, 2014	110	110
November 30, 2014	125	125
December 31, 2014	275	250
January 31, 2015	125	—
February 28, 2015	150	—
March 31, 2015	50	—
April 30, 2015	145	—
May 31, 2015	230	—
June 30, 2015	50	—

Total Short-Term Debt	$1,380	$605

On October 10, 2013 the Company and The Joe Scott Group (“JS Group”) entered into a promissory note whereby the JS Group provided the Company with $59 to establish a certificate of deposit for financial assurance in favor of the State of New Mexico related to surface disturbance on the WMJV properties. The certificate of deposit was established on November 4, 2013 (see Note 14).

8. STOCK BASED COMPENSATION

Stock options

The Company adopted a stock option plan which was amended in June 2007, 2008 and 2009 (the “Company Option Plan”), under which 18,700,000 Company shares were reserved for issuance upon exercise of options granted under the Company Option Plan. The Company Option Plan is intended to provide a means whereby the Company and its subsidiaries can attract, motivate and retain key employees, consultants, and service providers who can contribute materially to the Company’s growth and success, and to facilitate the acquisition of shares of the Company’s common stock. The Company Option Plan provides for incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code and nonqualified stock options that do not meet the requirements for incentive stock options. The Company Option Plan requires the option exercise price per share purchasable under the option to be equal to the greater of the closing price of the Company’s common shares on the Toronto Stock Exchange the day before or date of grant for all nonqualified stock options and incentive stock options. The Company has historically issued new shares when share-based awards are exercised. The following table and related information summarizes the Company’s stock options and the stock option activity for the three months ended June 30, 2014:

	Options Outstanding			Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share*
Available and outstanding at December 31, 2013	8,618,801	10,081,199	$0.91
Granted	—	—	—
Exercised	—	—	—
Forfeited	620,000	(620,000)	0.72
Expired	—	—	—

Available and outstanding at June 30, 2014	9,238,801	9,461,199	$0.91	3.30	$—

Exercisable at June 30, 2014		9,461,199	$0.91	3.30	$—
Vested or expected to vest at June 30, 2014		9,461,199	$0.91	3.30	$—

*	Some of the options are granted with Canadian dollar exercise prices, and the weighted average prices reflect the U.S. dollar equivalent prices.

The following stock option grants were issued by the Company during the six months ended June 30, 2014 and 2013 respectively:

•	The Company did not grant any options under the Company Option Plan during 2014 and 2013. During the three months ended June 30, 2014 the Company recorded compensation expense of $0 relating to vesting of previous grants (2013—$3). There was no unrecognized compensation expense related to non-vested stock based compensation granted under the Company Option Plan as of June 30, 2014.

•	The weighted-average fair value per share of options granted under the Company’s Options Plan during 2014 and 2013 was zero as no options were granted. No options were exercised in the six months ended June 30, 2014 resulting in the total intrinsic value of share options exercised of $0 (2013—$0). The total cash received from the exercise of stock options was $0 (2013—$0).

No stock options were granted during the six months ended June 30, 2014 and 2013 resulting in no fair value estimates.

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

During the six months ended June 30, 2014 and 2013, we did not grant any Restricted Stock Awards. During 2011, we granted 210,000 Restricted Stock Awards to certain members of the executive management team and the Board of Directors. The Restricted Stock Awards vest 40% on the grant date (January 21, 2011), 30% on the 1st anniversary of the grant date, and 30% on the 2nd anniversary of the grant date. For the six months ended June 30, 2014, the Company recognized compensation expense of $0 (2013—$1) related to the Restricted Stock Awards.

Also during the six months ended June 30, 2014 and 2013, we did not grant any Restricted Stock Units. During 2011, we granted 180,000 Restricted Stock Units to certain members of the Board of Directors. The Restricted Stock Units vested on the first anniversary of the grant date. The shares are issued to the recipient on the earlier of their termination date or on the third anniversary of the grant date. During the six months ended June 30, 2014 no shares were issued. During the year ended December 31, 2013, 80,000 shares were issued to two members of the Board of Directors who did not stand for re-election. For the six months ended June 30, 2014 and 2013, the Company recognized no compensation expense as they were fully expensed during 2012 related to the Restricted Stock Units.

9. STOCKHOLDERS’ EQUITY

Common stock

The Company is authorized to issue 200 million shares of common stock, with a par value of $0.0001. There were 106,719,602 shares issued as of June 30, 2014.

Preferred stock

The Company is authorized to issue 50 million shares of preferred stock, with a par value of $0.0001. There are no shares of preferred stock issued or outstanding as of June 30, 2014.

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

At June 30, 2014 and December 31, 2013, the carrying amounts of cash and cash equivalents, restricted cash and trade payables represented fair value because of the short-term nature of these instruments.

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

The noncontrolling interest balance of approximately $8,143 at June 30, 2014 (December 31, 2013—$8,471) represents the balance from the capital increases contributed by the noncontrolling interest as described above. The difference between the amounts contributed and the balance at June 30, 2014 represents the noncontrolling interest share of the actual expenditures from January 1, 2007 through June 30, 2014.

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

There was no benefit from income taxes in the six months ended June 30, 2014 and during the same period in 2013. The effective tax rate was 0% for the six months ended June 30, 2014 and for the same period in 2013. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, change in valuation allowance offsetting foreign and domestic operating losses and foreign taxes at rates other than 35%.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the six months ended June 30, 2014, the Company recognized no potential interest or penalties with respect to unrecognized tax benefits.

The Company had no unrecognized tax benefit as of June 30, 2014 or change in unrecognized tax benefits that would impact the effective rate. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the remainder of the year.

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

The agreement is considered a collaborative arrangement between the Company and JS Group. The Company’s accounting policy for collaborative arrangements is to report any costs incurred with third parties in the statement of operations and to evaluate the income statement classification of transactions with JS Group based on the nature of the collaborative arrangement’s business operations and the contractual terms of the arrangement. The Company has previously expensed all costs related to the New Mexico claims and in accordance with ASC 932, Extractive Industries, have recorded no gain upon conveying the original 60% of the claims. The transfer of the mining claims to WMJV is considered equal in value to the funding in each phase and no amounts appear in the financial statements. The funding by the JS Group, project to date is $72.

In April 2014 the Company and the JS Group entered into a letter of agreement amending the original agreement, whereby the JS Group have the option to acquire an additional 30% of the WMJV mining claims for a total consideration of $0.3 million upon the completion of the first phase of activities and funding related to WMJV. Further, upon payment of the $0.3 million consideration, Geovic is to convey and assign 90% of the interest in the mining claims to JS Group. Upon the JS Group electing to acquire the additional 30% from the Company, Geovic shall have an option to reacquire 15% of the interest for $150 upon written notice to the JS Group prior to the receipt of the assay results of the first core sample during the second phase of the project. In April 2014 upon completion of the first phase of activities and funding, the JS Group elected to exercise such option to acquire an additional 30% for $0.3 million for a total interest of 90%. Upon receipt of the $0.3 million consideration, the Company assigned 90% of the mining claims to the JS Group. The proceeds of $0.3 million were recorded to exploration costs where the original expenditures on the properties were expensed.

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

In accordance with ASC 360, Property, Plant and Equipment because the proposed share purchase agreement described in Note 1 is not yet finalized and approved by the stockholders of the Company, the assets and liabilities of GeoCam continue to be classified as held and used as of June 30, 2014.

16. RELATED PARTY TRANSACTIONS

[a]	During 2013 and 2014 the Company entered into agreements with certain employees to defer a portion of their salaries pending the closing of a strategic partner transaction or other events. The agreements further provided for an additional incentive. The deferred salaries and incentive amounts, not including related employee benefits, for Executive Offices and/or Directors as at June 30, 2014 are Michael T. Mason $513 (December 31, 2013—$225), Greg C. Hill $359 (December 31, 2013—$184) and William A. Buckovic $461 (December 31, 2013—$205). See further disclosure in Note 6.

[b]	During 2013 and 2014 the Company entered into Note Purchase Agreements with Paul D. Rose, a Director of the Company ($60), Dragon’s Fire Investments LLC, an entity owned by Paul D. Rose ($275), Norman C. Rose, the father of Paul D. Rose ($30), Thorne Bush Investments LLC, owned by Norman C. Rose ($625) and John and Jean Anderson, the brother-in-law and sister of William A. Buckovic. Further, Richard G. Buckovic ($130) is the uncle of William A. Buckovic, Executive Vice President and Director and the M.N. Rose Shelter Credit Trust ($40) is a trust organized by Norman C. Rose, the father of Paul D. Rose. See further disclosure in Note 7.

[c]	GeoCam entered into a professional and management services contract with SNI, the holder of 20% and representative of other holders of an additional 19.5% of the outstanding shares of GeoCam that was effective for fiscal year 2011. The services were for government relations and administrative matters related to project development. No agreements have been entered into subsequent to 2011.

17. COMMITMENTS AND CONTINGENCIES

[a]	In November 2009, five management level consultants or employees of GeoCam filed litigation in Cameroon, claiming approximately $2.2 million as compensation and damages as a result of termination of their services by GeoCam in connection with a reduction in workforce in February and March 2009. In April 2010 the litigation was dismissed. In July 2010 the litigation was brought by four of the claimants before one other jurisdiction and by the fifth claimant in a separate jurisdiction. On June 3, 2011, the High Court of Abong-Mbang, the court before which four of the matters were pending entered judgments in favor of the four claimants totaling CFA 780,339,500 (approximately $1.6 million at June 30, 2014). On November 14, 2011, the High Court of Mfoundi, Yaoundé, the court before which the fifth matter was pending entered a judgment in favor of the claimant totaling CFA 118,804,219 (approximately $0.2 million at June 30, 2014). GeoCam appealed all five matters to the next highest appellate court in Cameroon, the Court of Appeal of the East Region at Bertoua as to the four claimants and the Court of Appeal of the Center Region at Yaoundé as to the fifth matter. In June 2014 the appeal in the fifth matter was heard and the earlier court judgment for CFA 118,804,219 (approximately $0.2 million at June 30, 2014) was overturned. However, the claimant may file an appeal or civil claim to another court.

The Court of Appeal, before which the fifth matter was pending, authorized CFA 51,851,813 (approximately $0.1 million at June 30, 2014) of GeoCam funds to be attached for the benefit of the claimant in the second quarter of 2012 and placed in a restricted account at GeoCam’s bank pending resolution of the case. GeoCam has sought to have this restriction lifted. The matter was adjourned to September 25, 2014 however GeoCam has requested the restriction be immediately lifted based on the fact that the judgment for the entire claim has been overturned.

The Court of Appeal before which the other four appeals were pending set aside the judgment of the lower court discussed above and awarded the four claimants an amount totaling CFA 125,062,887 (approximately $0.3 million at June 30, 2014) in the fourth quarter of 2012. GeoCam has filed appeals in all four matters which stayed enforcement of the judgments pending resolution of the appeals. This Court of Appeal also authorized CFA 108,949,204 (approximately $0.2 million at June 30, 2014) in GeoCam funds to be attached for the benefit of the claimants and placed in a restricted account at GeoCam’s bank pending final resolution of the appeals. In December 2013 attached funds related to one claim in the amount of CFA 46,353,259 (approximately $0.1 million) were released to GeoCam. In January 2014 attached funds related to two more of the remaining claims in the amount of CFA 42,380,887 (approximately $0.09 million) were released to GeoCam. In May 2014 attached funds related to the remaining one claimant of CFA 20,215,058 (approximately $0.04 million) were released to GeoCam.

The restricted funds related to the one claimant that remained at June 30, 2014 totaling approximately $0.1 million are included as restricted cash on our consolidated balance sheets. The Company believes all contractual and other obligations to the five individual claimants were satisfied; however, given the judgments, we believe it could be deemed probable that the outcome would be unfavorable to GeoCam and, therefore, GeoCam accrued approximately $0.3 million for the matters in our consolidated financial statements at the time the Court of Appeal reached its decision. It is possible that an additional amount up to approximately $0.2 million could be awarded to the claimants in these matters.

[b]	On October 22, 2013, the Company entered into a severance and release agreement (the “Severance Agreement”) with Timothy D. Arnold, the Company’s Chief Operating Officer. The Severance Agreement provides that October 24, 2013 was Mr. Arnold’s last day of employment with the Company (the “Separation Date”).

Under the Severance Agreement the Company is obligated to pay Mr. Arnold a lump sum severance payment equal to $0.5 million, less applicable deductions and withholdings (the “Severance Amount”). The Company must pay the Severance Amount to Mr. Arnold on the first business day following six months after the Separation Date (the “Payment Date”), unless payment on that date would jeopardize the ability of the Company to continue as a going concern, in which case the Severance Amount is payable on the first date after the Payment Date where making such payment would not jeopardize the ability of the Company to continue as a going concern. As of June 30, 2014 the Company had not paid the Severance Amount due to the jeopardy of the ability of the Company to continue as a going concern that would have resulted from such payment. Effective upon the actual payment of the Severance Amount, Mr. Arnold has agreed to release, subject to limited exceptions, the Company and its affiliates from any and all claims Mr. Arnold may have through the effective date of the Severance Agreement.

The Severance Agreement replaces and supersedes the Executive Employment Agreement between the Company and Mr. Arnold, dated as of February 1, 2011.

[c]	The Company has engaged a consultant to provide consulting services in connection with the Nkamouna Project. The Company paid the consultant $11 in fees during the six months ended June 30, 2014 (2013—$20). The consultant has agreed to defer a portion of their fees pending the closing of a strategic partner transaction equal to $85 as at June 30, 2014. The deferred fees are accrued and will be paid per the disclosure in Note 6. Further, the Company has agreed to pay a contingent fee of approximately $0.2 million upon completion of a successful transaction.

[d]	In December 2009 the Company engaged a financial advisor in connection with the financing of the Nkamouna Project. The Company agreed to pay a fixed retainer fee of $50 per month and a $0.8 million success fee upon completion. The terms of the agreement were based on the assumption that the completion would occur by December 2010. A replacement agreement with GeoCam was entered into August 2010 with substantially the same terms except the new agreement extended the date of the expected completion of financing. During the first quarter of 2012, the $50 per month retainer obligation was mutually suspended. In May 2014 the financial advisor provided written notice to GeoCam of their intention to terminate the agreement.

[e]	In January 2011, the Company engaged a financial advisor to advise it with respect to the Company’s obligations in connection with financing of the Nkamouna Project and to assist in developing arrangements with strategic investors. The Company agreed to pay a fixed retainer fee of $50 per month plus reimbursement of expenditures, and a minimum success fee of $1.0 million based on a sliding scale depending on the size of any financing transaction. During the first quarter of 2012, the $50 per month retainer obligation was mutually suspended at least until a financing transaction is underway.

[f]	The Company engaged a provider of legal and consulting services in connection with the Nkamouna Project. The Company agreed to pay a fixed quarterly fee and reimbursement of travel expenditures; the payment for any additional services will be contingent upon completion of a successful transaction. The contingent success fee as of June 30, 2014 is €349 (equivalent to approximately $0.48 million) (2013— €349 (equivalent to approximately $0.48 million)).

18. SUBSEQUENT EVENTS

Subsequent to June 30, 2014 in July 2014, the Company has entered into further agreements with certain employees to defer a portion of their salaries pending the closing of a strategic partner transaction or other events (see Note 6). The deferred salaries for 2014 to filing date are equal to $292. The agreements further provide for an additional incentive which is $585 for 2014 to filing date. The total 2014 deferred salaries and deferral incentives to filing date are $877. As with the 2013 amounts these will be included in Accrued payroll and related on the consolidated balance sheets, however such amounts will not be paid or impact the cash position until the earlier of: a) receipt of proceeds from JXTC or from any other entity from the sale of our interest in the Cameroon project, b) consummation of the acquisition of the Company by another company, c) receipt of proceeds from a significant financing in an amount expected to be sufficient to cover the Company’s cash requirement for at least six months, or d) February 15, 2015. Such agreements relate to the salary deferrals for February 2014 and forward. The January 2014 deferral was subject to the same terms as the 2013 agreements and the forbearance as described in note 6.

Subsequent to June 30, 2014, the Company was delisted by the TSX on July 25, 2014 and has transitioned to the NEX, a separate board of the TSX Venture Exchange as of July 28, 2014 trading under the symbol “GMC.H”.

Subsequent to June 30, 2014, effective August 1, 2014 the Company laid off three non-executive employees. These employees have not been paid July 2014 payroll, related benefits and unused vacation pay of approximately $17.

Subsequent to June 30, 2014, on July 22, 2014, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”), registration rights agreement (the “Registration Rights Agreement”) and note purchase agreement (the “Note Purchase Agreement”), in each case with Tangiers Investment Group, LLC (“Tangiers”).

Pursuant to the Securities Purchase Agreement, Tangiers has committed to purchase up to $3.0 million of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), from time to time upon the Company’s advance written request over the course of a 36 month commitment period (the “Commitment Period”), contingent on the Company filing and obtaining an effective registration of the underlying shares with the Securities and Exchange Commission (the “SEC”) and the Company timely complying with its reporting requirements under the Securities Exchange Act of 1934, as amended, and applicable SEC regulations. The Company is entitled to request such equity investments from Tangiers from time to time during the Commitment Period in an amount of up to $100,000 per request, and in connection with each request the Company will issue and sell to Tangiers, and Tangiers will purchase from the Company, that number of shares of Common Stock determined by dividing the amount of the advance requested by the Company by a purchase price equal to 85% of the lowest daily volume weighted average trading price of the Common Stock during the five consecutive trading days following the date of the Company’s request. The Securities Purchase Agreement includes certain restrictions on the ability of the Company to issue or sell its capital stock or securities granting rights to acquire its capital stock for consideration less than the then current market price of the Company’s Common Stock.

The Securities Purchase Agreement also requires that the Company issue to Tangiers restricted Common Stock equal to 2.5% of Tangier’s $3.0 million commitment as a commitment fee. The commitment fee Common Stock is issuable by the Company to Tangiers in two 50% tranches, with the first tranche due upon the execution of the Securities Purchase Agreement and the second tranche due 60 days following the execution of the Securities Purchase Agreement. The number of shares of restricted Common Stock issuable in each tranche is calculated by dividing the dollar amount of each tranche by the average volume weighted average trading price of the Common Stock during the five business days preceding the date on which the shares for such tranche are due to be issued.

Pursuant to the Registration Rights Agreement, the Company agreed to prepare and file with the SEC a registration statement on Form S-1 or on such other form as is available and to cause such registration statement to be declared effective by the SEC prior to the first sale to Tangiers of the Company’s Common Stock pursuant to the Securities Purchase Agreement.

Pursuant to the Note Purchase Agreement, the Company agreed to issue a 4% convertible promissory note (the “Convertible Note”) to Tangiers, in the original principal amount of $44,000, in consideration of the payment by Tangiers of a purchase price equal to $40,000, with $4,000 retained by Tangiers as original issue discount for due diligence, document preparation and legal expenses in connection with the transactions contemplated by the Note Purchase Agreement. The Company issued the Convertible Note on July 22, 2014.

The Convertible Note matures on July 22, 2015, at which time the outstanding principal amount of the Convertible Note and all accrued and unpaid interest thereon is due and payable by the Company. The Convertible Note provides for “guaranteed” interest on the principal balance thereof at the rate of 4%, which interest is deemed earned as of the date of the Convertible Note’s issuance, to the extent such principal amount and interest have been repaid or converted into the Company’s Common Stock. The Convertible Note is convertible into shares of the Company’s Common Stock at the option of Tangiers at a conversion price equal to 50% of the lowest trading price of the Company’s Common Stock during the 20 consecutive trading days prior to the date on which Tangiers elects to convert all or part of the Convertible Note.

The Convertible Note contains certain events of default, including with respect to defaults in payment obligations, the commencement of bankruptcy proceedings and certain failures relating to the listing, trading and bid price of the Company’s Common Stock, the occurrence of which may result in acceleration of the Company’s obligation to pay the outstanding principal amount of the Convertible Note and all accrued and unpaid interest thereon. Upon the occurrence and during the continuance of any event of default, additional interest will accrue at the rate equal to the lower of 20% per annum or the highest rate permitted by law and liquidated damages will accrue at the rate of $1,000 per day. In the event of any acceleration following an event of default, the amount due and owing to Tangiers under the Convertible Note will be increased to 150% of the outstanding principal amount of the Convertible Note plus all accrued and unpaid interest, fees and liquidated damages, if any.

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

Overview

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an analysis of our capital resources and liquidity at June 30, 2014, and financial results for the three and six months ended June 30, 2014 compared to the prior period. All amounts are presented in United States dollars unless indicated otherwise. Reference should also be made to the financial statements filed with this report and the Company’s other disclosure materials filed from time to time on www.sec.gov or www.sedar.com or the Company’s website at www.geovic.net.

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

We are endeavoring to arrange additional financing which would allow us to continue work on our mineral projects and pay our expenses. If we are unable to arrange adequate financing, we may seek to further reduce our operations, to the extent possible, while we continue efforts to monetize our investment in GeoCam, or we may cease operations, which could include a bankruptcy filing. Unless we arrange additional financing, we expect to nearly exhaust our cash during August 2014.

During 2014 and 2013 the Company entered into note purchase agreements (each a “Note Purchase Agreement” and collectively the “Note Purchase Agreements”) with a number of parties (each a “Purchaser”). Pursuant to the Note Purchase Agreements, the Company agreed to issue promissory notes (each a “Note” and collectively the “Notes”) to the Purchasers in the aggregate principal amount of $1,355 as at June 30, 2014 (December 31, 2013—$605) in consideration of the payment by each Purchaser of a purchase price equal to the principal amount of such Purchaser’s respective Note.

Each Note matures one year from the date of issuance at which time the outstanding principal amount of each Note and all accrued and unpaid interest thereon is due and payable by the Company. Interest accrues on the outstanding principal balance of each Note at the rate of 200% per annum on the Notes issued in 2013 and January 2014 and 300% per annum on the Notes issued from February to June 2014.

In June 2014 the Company issued an additional note in the principal amount of $25 under similar terms as noted above except at an interest rate of 150% and due in six months at December 31, 2014.

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

In April 2014 the Company and the JS Group entered into a letter of agreement amending the original Wind Mountain Joint Venture (“WMJV”) agreement whereby the JS Group have the option to acquire an additional 30% of the WMJV mining claims for a total consideration of $0.3 million upon the completion of the first phase of activities and funding related to WMJV. Further, upon payment of the $0.3 million consideration, Geovic is to convey and assign 90% of the interest in the mining claims to JS Group. Upon the JS Group electing to acquire the additional 30% from the Company, Geovic shall have an option to reacquire 15% of the interest for $150 upon written notice to the JS Group prior to the receipt of the assay results of the first core sample during the second phase of the project. In April 2014 upon completion of the first phase of activities and funding, the JS Group elected to exercise such option to acquire an additional 30% for $0.3 million for a total interest of 90%. Upon receipt of the $0.3 million consideration, the Company assigned the full 90% of the mining claims to the JS Group.

On April 29, 2014 the Company was contacted by the TSX regarding the issuance of the short term debt promissory notes and note purchase agreements, specifically regarding the interest rates of 200-300%. The Company was informed that in failing to notify the TSX prior to the issuance of the Notes the Company contravened Subsection 501(c) of the TSX Company Manual. TSX informed the Company that acceptance of the issuance of the Notes was subject to the following: the Company must immediately notify the lenders that interest on the Notes will not be paid until such time as disinterested shareholder approval is received; within one business day of approval by disinterested shareholders the Company must provide to the TSX (a) a certified resolution of the Board of Directors, excluding any Directors that subscribed for Notes, approving the issuance of the Notes; (b) a certified resolution of the disinterested shareholders approving the issuance of the Notes along with a copy of the scrutineers report evidencing such approval; and, (c) a commercial copy of the proxy statement sent to shareholders in connection with the 2014 Annual Meeting with the comments of the TSX incorporated therein. The Company received disinterested shareholder approval at its Annual Meeting of Stockholders in June 2014 and provided the TSX the required documentation.

On May 1, 2014, the Company received notice from the TSX that the TSX was reviewing the Company’s eligibility for the continued listing of its shares of common stock on the TSX (the “Continued Listing Review”). The TSX granted the Company 30 days to demonstrate that it complies with all of the TSX continued listing requirements that are applicable to the Company. The TSX advised the Company that the Continued Listing Review was being conducted in connection with the Company’s issuance of the Notes to certain related parties in 2013 and the first quarter of 2014. Specifically, the notice from the TSX states that the Company failed to seek the TSX’s prior approval of the Notes transaction and prior disinterested shareholder approval for the issuance of the Notes, in each case as required under the Section 501(c) of the TSX Company Manual. The notice also stated that the Company appears to have breached the TSX’s Timely Disclosure Policy for its failure to new release the key details of the Notes, including the interest rates, which the TSX believes are not commercially reasonable. The Company provided the TSX with written submissions addressing the deficiencies identified in the notice and received an extension to July 25, 2014 in order to put in place an orderly transition to another exchange. On July 25, 2014 the Company was delisted by the TSX and transitioned to the NEX, a separate board of the TSX Venture Exchange as of July 28, 2014 under the symbol “GMC.H”.

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

At June 30, 2014 we had approximately $99 of unrestricted cash and cash equivalents on a consolidated basis compared to $181 at December 31, 2013, a decrease of approximately $82 during the six months ended June 30, 2014. Our cash is invested in U.S. dollar deposits and in the Cameroon branch of a large international bank.

During 2014 and 2013 the Company entered into note purchase agreements with a number of parties. Pursuant to the Note Purchase Agreements, the Company agreed to issue promissory notes to the Purchasers in the aggregate principal amount of $1,355 as at June 30, 2014 (December 31, 2013—$605) in consideration of the payment by each Purchaser of a purchase price equal to the principal amount of such Purchaser’s respective Note.

Each Note matures one year from the date of issuance, at which time the outstanding principal amount of each Note and all accrued and unpaid interest thereon is due and payable by the Company. Interest accrues on the outstanding principal balance of each Note at the rate of 200% per annum on the Notes issued in 2013 and January 2014 and 300% per annum on the Notes issued from February to June 2014.

In June 2014 the Company issued an additional note in the principal amount of $25 under similar terms as noted above except at an interest rate of 150% and due in six months at December 31, 2014.

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

The following table summarizes the principal amounts of the Notes issued and outstanding as of June 30, 2014 and December 31, 2013 and identifies the parties to which the Notes have been issued:

	June 30, 2014	December 31, 2013
Richard G. Buckovic	$130	$100
Norman C. Rose	30	30
M N Rose Shelter Credit Trust	40	40
Paul D. Rose	60	60
Dragon’s Fire Investments LLC	275	225
Thorne Bush Investments LLC	625	150
Airlie Road Investors LLC	75	—
David/Bette McKibben	50	—
John/Jean Anderson	20	—
Bill Shaffer	25	—
Decker JE Halstead, Revocable Living Trust	25	—
Fintech Limited	25	—

Total Short-Term Debt Notes	$1,380	$605

The following table summarizes the maturity dates of the Notes issued and outstanding as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
September 30, 2014	$120	$120
October 31, 2014	110	110
November 30, 2014	125	125
December 31, 2014	275	250
January 31, 2015	125	—
February 28, 2015	150	—
March 31, 2015	50	—
April 30, 2015	145	—
May 31, 2015	230	—
June 30, 2015	50	—

Total Short-Term Debt	$1,380	$605

On July 22, 2014, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”), registration rights agreement (the “Registration Rights Agreement”) and note purchase agreement (the “Note Purchase Agreement”), in each case with Tangiers Investment Group, LLC (“Tangiers”).

Pursuant to the Securities Purchase Agreement, Tangiers has committed to purchase up to $3.0 million of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), from time to time upon the Company’s advance written request over the course of a 36 month commitment period (the “Commitment Period”), contingent on the Company filing and obtaining an effective registration of the underlying shares with the Securities and Exchange Commission (the “SEC”) and the Company timely complying with its reporting requirements under the Securities Exchange Act of 1934, as amended, and applicable SEC regulations. The Company is entitled to request such equity investments from Tangiers from time to time during the Commitment Period in an amount of up to $100,000 per request, and in connection with each request the Company will issue and sell to Tangiers, and Tangiers will purchase from the Company, that number of shares of Common Stock determined by dividing the amount of the advance requested by the Company by a purchase price equal to 85% of the lowest daily volume weighted average trading price of the Common Stock during the five consecutive trading days following the date of the Company’s request. The Securities Purchase Agreement includes certain restrictions on the ability of the Company to issue or sell its capital stock or securities granting rights to acquire its capital stock for consideration less than the then current market price of the Company’s Common Stock.

The Securities Purchase Agreement also requires that the Company issue to Tangiers restricted Common Stock equal to 2.5% of Tangier’s $3.0 million commitment as a commitment fee. The commitment fee Common Stock is issuable by the Company to Tangiers in two 50% tranches, with the first tranche due upon the execution of the Securities Purchase Agreement and the second tranche due 60 days following the execution of the Securities Purchase Agreement. The number of shares of restricted Common Stock issuable in each tranche is calculated by dividing the dollar amount of each tranche by the average volume weighted average trading price of the Common Stock during the five business days preceding the date on which the shares for such tranche are due to be issued.

Pursuant to the Registration Rights Agreement, the Company agreed to prepare and file with the SEC a registration statement on Form S-1 or on such other form as is available and to cause such registration statement to be declared effective by the SEC prior to the first sale to Tangiers of the Company’s Common Stock pursuant to the Securities Purchase Agreement.

Pursuant to the Note Purchase Agreement, the Company agreed to issue a 4% convertible promissory note (the “Convertible Note”) to Tangiers, in the original principal amount of $44,000, in consideration of the payment by Tangiers of a purchase price equal to $40,000, with $4,000 retained by Tangiers as original issue discount for due diligence, document preparation and legal expenses in connection with the transactions contemplated by the Note Purchase Agreement. The Company issued the Convertible Note on July 22, 2014.

The Convertible Note matures on July 22, 2015, at which time the outstanding principal amount of the Convertible Note and all accrued and unpaid interest thereon is due and payable by the Company. The Convertible Note provides for “guaranteed” interest on the principal balance thereof at the rate of 4%, which interest is deemed earned as of the date of the Convertible Note’s issuance, to the extent such principal amount and interest have been repaid or converted into the Company’s Common Stock. The Convertible Note is convertible into shares of the Company’s Common Stock at the option of Tangiers at a conversion price equal to 50% of the lowest trading price of the Company’s Common Stock during the 20 consecutive trading days prior to the date on which Tangiers elects to convert all or part of the Convertible Note.

The Convertible Note contains certain events of default, including with respect to defaults in payment obligations, the commencement of bankruptcy proceedings and certain failures relating to the listing, trading and bid price of the Company’s Common Stock, the occurrence of which may result in acceleration of the Company’s obligation to pay the outstanding principal amount of the Convertible Note and all accrued and unpaid interest thereon. Upon the occurrence and during the continuance of any event of default, additional interest will accrue at the rate equal to the lower of 20% per annum or the highest rate permitted by law and liquidated damages will accrue at the rate of $1,000 per day. In the event of any acceleration following an event of default, the amount due and owing to Tangiers under the Convertible Note will be increased to 150% of the outstanding principal amount of the Convertible Note plus all accrued and unpaid interest, fees and liquidated damages, if any.

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

GeoCam’s ongoing cash expenditures are presently expected to total approximately $0.9 million for the last two quarters of 2014, for which Geovic is responsible to fund 60.5%. However, we may not be successful in completing a sale of all or part of our interest in GeoCam on a timely basis, or in entering into sale or joint venture transactions involving our other exploration prospects on acceptable terms. Further, possible transactions to raise additional capital through the issuance of equity may not be available and would be dilutive to our stockholders. If we are unable to obtain additional capital, we may not be able to pay for our portion of GeoCam’s cash expenditures and we will need to seek to further curtail our operations, to the extent possible, in order to preserve working capital, which could materially harm our business and our ability to achieve cash flow in the future, and we may need to cease operations, which could include a bankruptcy filing. Unless we arrange additional financing, we expect to nearly exhaust our cash during August 2014.

As described in Part II, Item 1, Legal Proceedings, five judgments originally totaling approximately $1.8 million against GeoCam are outstanding four of which are under appeal. In June 2014 the appeal in the fifth matter was heard and the earlier court judgment for CFA 118,804,219 (approximately $0.2 million at June 30, 2014) was overturned. However, the claimant may file an appeal or civil claim to another court.

Two separate attachments totaling approximately $0.33 million were allowed in two court proceedings and the funds in those amounts were restricted until resolution of the cases. In December 2013 attached funds related to one claim in the amount of approximately $0.1 million were released to GeoCam. In January 2014 attached funds related to two more of the remaining claims in the amount of approximately $0.09 million were released to GeoCam. In May 2014 attached funds related to one claimant of CFA 20,215,058 (approximately $0.04 million at June 30, 2014) were released to GeoCam. GeoCam has sought to have the one remaining restriction of approximately $0.1 million lifted. The matter was adjourned to September 25, 2014 however GeoCam has requested the restriction be immediately lifted based on the fact that the judgment for the entire claim has been overturned.

Should the judgments be upheld in full or in part upon exhaustion of final appeals, GeoCam would be required to satisfy the judgments. Funding the Geovic share would adversely affect our remaining capital resources.

In May 2014 GeoCam received information that family members of an employee of a GeoCam who passed away are alleging that the individual’s death was due to worksite conditions and that they plan to take legal action. As of the date of filing no formal notice of legal action has been received. GeoCam plans to defend against the allegations should legal action be taken.

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

We expect our general and administrative expenses for the last two quarters of 2014 to total approximately $1.6 million, including administrative expenses related to other resource entity exploration activities but not including any transaction costs related to a strategic partner transaction related to the Nkamouna Project as well as impairment, or other non-cash items, interest expense related to the short term debt balance at June 30, 2014 of $1.38 million, deferred salary incentives and related employee benefits and that during the last two quarters of 2014 expenditures for exploration of mineral properties, or investment in other resource entities, in the United States and elsewhere will total approximately $0.2 million. We expect that our cash balances will be nearly exhausted during August 2014. Based on our current planned 2014 expenditures we will require additional financing or completion of a strategic transaction to continue our operations. We continue to implement cash conservation measures for the Company and GeoCam. If we complete a strategic partner transaction involving the Nkamouna Project or any of our other exploration prospects, this estimate would be adjusted appropriately.

We have budgeted a lower level of general and administrative and other expenditures for 2014 to reflect our limited cash. We have implemented a number of cash conservation strategies for the Company and GeoCam that we have described in earlier reports that we have filed. These efforts were implemented to reduce financial commitments and overheads and preserve our cash.

The Company and its subsidiaries have material debt and other similar obligations or commitments from the short-term debt and related interest expense under the Notes, the deferred accrued payroll and related incentives, other deferred payments and any additional amounts that may become due under pending litigation in Cameroon. The Company has delayed payment of liabilities and has accrued, but been unable to fully pay GeoCam payroll and related benefits of approximately $0.2 million for the months of April to July 2014. As of the date of filing these liabilities remain outstanding. Due to the delayed payment of these liabilities the Company may be charged penalties in Cameroon, the amount of which cannot be currently estimated. In May 2014 the Company received notification that GeoCam employees were threatening to strike as of May 15, 2014 unless all compensation arrears were been paid in their entirety and health insurance reinstated. As of the date of this filing no formal strike has taken place. The Company has also been unable to fully pay Geovic Mining Corp. payroll and related benefits of approximately $0.15 for the months of June and July 2014. Further, effective August 1, 2014 the Company laid off three non-executive employees. These employees have not been paid July 2014 payroll, related benefits and unused vacation pay.

As of the date of filing these liabilities remain outstanding. We believe there is substantial doubt whether our present capital resources will be sufficient to satisfy the Company’s existing capital and liquidity requirements described above, not including any equity requirements in connection with any Nkamouna Project financing by GeoCam or satisfaction of any judgments that may be upheld in final appeals of the pending litigation. We have no standby financing arrangements currently in place. If we are unable to obtain additional capital, we will need to seek to further curtail our operations, to the extent possible, in order to preserve funds, which could materially harm our business and our ability to achieve cash flow in the future, and we may need to cease operations, which could include a bankruptcy filing. Unless we arrange additional financing, we expect to nearly exhaust our cash during August 2014.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013:

The Company had no revenue from operations and incurred losses from operations during the second quarters of 2014 and 2013, and has had no revenue from operations since inception. Until and unless we sell some or all of our interest in the Nkamouna Project or project financing for the Project is secured and construction commences, we expect to continue to reduce our operating and other expenditures.

We had a net loss attributed to the Company’s stockholders of $1,876 for the quarter ended June 30, 2014, compared to the net loss of $1,646 in the quarter ended June 30, 2013.

Exploration expenses decreased by $254 in the quarter compared to the year earlier period mainly due to the sale of property interests in New Mexico ($300), a decrease in exploration expense in Cameroon ($95) and a decrease in other Company projects primarily in New Caledonia ($61), offset by an increase in exploration expenses in Arizona ($210).

General and administrative expenses decreased $81 in the quarter, when compared to the second quarter of 2013. The decrease is largely due to lower insurance, audit and legal expenses. Lower salaries in the second quarter of 2013 were offset by the salary deferral incentives in the second quarter of 2014. The Company continues to reduce general and administrative expenses.

Interest and bank charges have increased by approximately $643 due to interest accrued on the short term debt in the second quarter of 2014. Other income decreased due to no equipment rental income in Cameroon in the second quarter of 2014.

The gain on disposal increased by $98 mainly due to the sale of assets in Cameroon in the second quarter of 2014.

As an exploration stage company, we have charged our exploration and pre-construction expenses incurred for GeoCam to operations in the periods incurred and no such expenditures have been capitalized. We expect to continue this practice until a final development and mining plan is adopted and project financing is committed.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013:

The Company had no revenue from operations and incurred losses from operations during the six months ended June 30, 2014 and 2013, and has had no revenue from operations since inception. Until and unless we sell some or all of our interest in the Nkamouna Project or project financing for the Project is secured and construction commences, we expect to continue to reduce our operating and other expenditures.

We had a net loss attributed to the Company’s stockholders of $3,702 for the six months ended June 30, 2014, compared to the net loss of $3,540 in the six months ended June 30, 2013.

Exploration expenses decreased by $489 in the six months ended June 30, 2014 compared to the year earlier period mainly due to the sale of property interests in New Mexico ($300), decrease in exploration expense in Cameroon ($159), and a decrease in other Company projects primarily in New Caledonia ($120), offset by an increase in exploration expenses in Arizona ($103).

General and administrative expenses decreased $273 in the six months ended June 30, 2014, when compared to same period of 2013. The decrease is largely due to lower insurance, audit and legal expenses. Lower salaries in the six months ended June 30, 2013 were offset by the salary deferral incentives in the six months ended June 30, 2014. The Company continues to reduce general and administrative expenses.

Interest and bank charges have increased by approximately $1,020 due to interest accrued on the short term debt during the first six months ended June 30, 2014. Other income decreased due to no equipment rental income in Cameroon in the six months ended June 30, 2014.

The gain on disposal increased by $99 mainly due to the sale of assets in Cameroon in the first six months ended June 30, 2014.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of June 30, 2014.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting occurred during our last fiscal quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended June 30, 2014, management concluded that there were no such changes to our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In November 2009, five management level consultants or employees of GeoCam filed litigation in Cameroon, claiming approximately $2.2 million as compensation and damages as a result of termination of their services by GeoCam in connection with a reduction in workforce in February and March 2009. In April 2010 the litigation was dismissed. In July 2010 the litigation was brought by four of the claimants before one other jurisdiction and by the fifth claimant in a separate jurisdiction. On June 3, 2011, the High Court of Abong-Mbang, the court before which four of the matters were pending entered judgments in favor of the four claimants totaling CFA 780,339,500 (approximately $1.6 million at June 30, 2014). On November 14, 2011, the High Court of Mfoundi, Yaoundé, the court before which the fifth matter was pending entered a judgment in favor of the claimant totaling CFA 118,804,219 (approximately $0.2 million at June 30, 2014). GeoCam appealed all five matters to the next highest appellate court in Cameroon, the Court of Appeal of the East Region at Bertoua as to the four claimants and the Court of Appeal of the Center Region at Yaoundé as to the fifth matter. In June 2014 the appeal in the fifth matter was heard and the earlier court judgment for CFA 118,804,219 (approximately $0.2 million at June 30, 2014) was overturned. However, the claimant may file an appeal or civil claim to another court.

The Court of Appeal, before which the fifth matter was pending, authorized CFA 51,851,813 (approximately $0.1 million at June 30, 2014) of GeoCam funds to be attached for the benefit of the claimant in the second quarter of 2012 and placed in a restricted account at GeoCam’s bank pending resolution of the case. GeoCam has sought to have this restriction lifted. The matter was adjourned to September 25, 2014 however GeoCam has requested the restriction be immediately lifted based on the fact that the judgment for the entire claim has been overturned.

The Court of Appeal, before which the fifth matter was pending, authorized CFA 51,851,813 (approximately $0.1 million at June 30, 2014) of GeoCam funds to be attached for the benefit of the claimant in the second quarter of 2012 and placed in a restricted account at GeoCam’s bank pending resolution of the case. GeoCam has sought unsuccessfully to have this restriction lifted. The appeal of this case has not been decided by the court as of the date this report is filed.

The Court of Appeal before which the other four appeals were pending set aside the judgment of the lower court discussed above and awarded the four claimants an amount totaling CFA 125,062,887 (approximately $0.3 million at June 30, 2014) in the fourth quarter of 2012. GeoCam has filed appeals in all four matters which stayed enforcement of the judgments pending resolution of the appeals. This Court of Appeal also authorized CFA 108,949,204 (approximately $0.23 million at June 30, 2014) in GeoCam funds to be attached for the benefit of the claimants and placed in a restricted account at GeoCam’s bank pending final resolution of the appeals. In December 2013 attached funds related to one claim in the amount of CFA 46,353,259 (approximately $0.1 million) were released to GeoCam. In January 2014 attached funds related to two more of the remaining claims in the amount of CFA 42,380,887 (approximately $0.09 million) were released to GeoCam. In May 2014 attached funds related to the remaining one claimant of CFA 20,215,058 (approximately $0.04 million) were released to GeoCam.

The restricted funds related to the one claimant that remained at June 30, 2014 totaling approximately $0.1 million are included as restricted cash on our consolidated balance sheets. The Company believes all contractual and other obligations to the five individual claimants were satisfied; however, given the judgments, we believe it could be deemed probable that the outcome would be unfavorable to GeoCam and, therefore, GeoCam accrued approximately $0.3 million for the matters in our consolidated financial statements at the time the Court of Appeal reached its decision. It is possible that an additional amount up to approximately $0.2 million could be awarded to the claimants in these matters.

In May 2014 GeoCam received information that family members of an employee of a GeoCam who passed away are alleging that the individual’s death was due to worksite conditions and that they plan to take legal action. As of the date of filing no formal notice of legal action has been received. GeoCam plans to defend against the allegations should legal action be taken.

ITEM 1A.	RISK FACTORS.

In addition to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, the following Risk Factors should be considered.

We may run out of cash before we are able to arrange financing or complete a sale of our interest in GeoCam and the Nkamouna Project or one of our other projects.

We expect to nearly exhaust our cash resources during August 2014, and we face the risk that we may be unable to secure additional financing or timely complete a sale of our interest in GeoCam and the Nkamouna Project or one of our other projects to fund our overhead, continuing operations and project transaction costs. We plan to continue our efforts to secure additional financing but we presently do not have agreements from any source under which such funding will be received. We are seeking to sell our interest in GeoCam and the Nkamouna Project and since the latter part of 2012 our discussions have been primarily with JXTC. In July 2013 we entered into the DA with JXTC; however, the DA expired on March 31, 2014. The parties to the DA are working on an extension of the agreement to a future date, but there can be no assurance that an extension of the DA will be agreed to among the parties to the DA, that a share purchase agreement for the sale of our interest in GeoCam to JXTC will ultimately be entered into or that the transactions contemplated therein will be completed. Even if we enter into a share purchase agreement with JXTC, the transaction would be subject to certain conditions, including the approval of the stockholders of the Company, and we may run out of cash before such conditions are satisfied and the transaction is completed. If the DA is not extended or we do not enter into a share purchase agreement with JXTC, we would seek another potential buyer for our interest in GeoCam and the Nkamouna Project but may not be able to identify or complete a transaction with another buyer before our cash resources are exhausted. If no additional funding can be secured through additional financing or the completion of a sale of our interest in GeoCam and the Nkamouna Project or one of our other projects, we may not be able to remain in business or complete a pending project sale or other transaction.

The market price of our common stock and our ability to raise funds could be adversely affected as the result of the delisting of our common stock from the Toronto Stock Exchange (“TSX”) and the new listing of our common stock on the NEX.

On May 1, 2014, the Company received notice from the TSX that the TSX was reviewing the Company’s eligibility for the continued listing of its shares of common stock on the TSX. The Company was delisted by the TSX on July 25, 2014 and has transitioned to the NEX, a separate board of the TSX Venture Exchange as of July 28, 2014 trading under the symbol “GMC.H”. Our delisting from the TSX and new listing on the NEX could adversely affect the liquidity of the trading market for our stock and therefore could have a negative impact on the market price of our common stock and on our ability to raise funds for the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended December 31, 2013 and through June 30, 2014, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a) Exhibits.

10.1	Form of Note Purchase Agreements May 2014

10.2	Form of Note Purchase Agreements June 2014

10.3	Form of Salary Deferral Agreements May 2014

10.4	Form of Salary Deferral Agreements June 2014

10.5	Form of Salary Deferral Agreements July 2014

10.6	Securities Purchase Agreement, dated July 22, 2014, between Tangiers Investment Group, LLC and Geovic Mining Corp., incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on August 8, 2014

10.7	Registration Rights Agreement, dated July 22, 2014, between Geovic Mining Corp. and Tangiers Investment Group, LLC, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on August 8, 2014

10.8	Note Purchase Agreement, dated July 22, 2014, between Geovic Mining Corp. and Tangiers Investment Group, LLC, incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on August 8, 2014

10.9	4% Convertible Promissory Note, dated July 22, 2014, issued by Geovic Mining Corp. to Tangiers Investment Group, LLC, incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the SEC on August 8, 2014

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVIC MINING CORP. Registrant

August 12, 2014	By:	/s/ Michael T. Mason
Michael T. Mason
Chief Executive Officer

August 12, 2014	By:	/s/ Greg Hill
Greg Hill
Chief Financial Officer

EXHIBIT INDEX

10.1	Form of Note Purchase Agreements May 2014

10.2	Form of Note Purchase Agreements June 2014

10.3	Form of Salary Deferral Agreements May 2014

10.4	Form of Salary Deferral Agreements June 2014

10.5	Form of Salary Deferral Agreements July 2014

10.6	Securities Purchase Agreement, dated July 22, 2014, between Tangiers Investment Group, LLC and Geovic Mining Corp., incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on August 8, 2014

10.7	Registration Rights Agreement, dated July 22, 2014, between Geovic Mining Corp. and Tangiers Investment Group, LLC, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on August 8, 2014

10.8	Note Purchase Agreement, dated July 22, 2014, between Geovic Mining Corp. and Tangiers Investment Group, LLC, incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on August 8, 2014

10.9	4% Convertible Promissory Note, dated July 22, 2014, issued by Geovic Mining Corp. to Tangiers Investment Group, LLC, incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the SEC on August 8, 2014

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document