Form 10-Q
period 2014-09-30
GEOVIC MINING CORP.
filed 2014-12-19
CIK 1398005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

110,682,589 Shares of Common Stock, $0.0001 par value, were outstanding at December 14, 2014

Geovic Mining Corp.

(an exploration stage company)

FORM 10-Q

For the Three and Nine Months Ended September 30, 2014

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

	Three Months Ended		Nine Months Ended		Unaudited Period from November 16, 1994 (inception) to September 30, 2014
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Cameroon Africa:
Property evaluation.....................................................................	$ 94	$ 192	$ 318	$ 440	$ 54,653
Office costs...................................................................................	221	249	739	901	33,488

	315	441	1,057	1,341	88,141

Other Projects:
Colorado/Wyoming....................................................................	—	—	—	—	2,070
Arizona..........................................................................................	—	(2)	232	128	2,149
New Mexico..................................................................................	—	2	(299)	3	431
New Caledonia.............................................................................	19	243	48	392	3,681
Papua New Guinea......................................................................	5	18	21	47	421
Other..............................................................................................	—	—	—	—	457

	24	261	2	570	9,209

Total Exploration Costs...........................................................	$ 339	$ 702	$ 1,059	$ 1,911	$ 97,350

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	September 30, 2014	December 31, 2013
Cameroon, Africa:
Machinery and equipment.....................................................	$ 857	$ 2,990
Vehicles......................................................................................	566	811
Buildings....................................................................................	280	280
Furniture and equipment........................................................	459	459

	2,162	4,540
Less accumulated depreciation..................................	(1,990)	(3,562)

	172	978

United States and Other:
Machinery and equipment.....................................................	$ 53	$ 235
Vehicles......................................................................................	-	53
Furniture and equipment........................................................	413	432

	466	720
Less accumulated depreciation..................................	(450)	(520)

	16	200

	$ 188	$ 1,178

During the quarter ended March 31, 2014 the Company put in place a plan to dispose, by sale, at auction/bid, of certain machinery and equipment in Cameroon due to the adverse changes in the business circumstances of the Company and current usage levels of the machinery and equipment. The specific assets are mainly vehicles, machinery and equipment and were reclassified as Assets Held for Sale on the condensed consolidated balance sheet at the net book value of $643 during the nine months ended September 30, 2014. We ceased depreciation on the assets at the specific time they were reclassified. During the nine months ended September 30, 2014 the Company sold $76 (net book value) of this equipment for proceeds of $242. During the nine months ended September 30, 2014 the Company also sold $22 (net book value) of other assets for proceeds of $34.

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

There was no rental income in the three months and nine months ended September 30, 2014. During the three and nine months ended September 30, 2013, GeoCam rented idle equipment to a third party and recorded $9 and $91 as other income in our condensed consolidated statements of operations as a result of this transaction.

6. ACCRUED LIABILITIES AND OTHER PAYABLES/ACCRUED PAYROLL AND RELATED

The Company has entered into agreements with certain consultants to defer a portion of their fees pending the closing of a strategic partner transaction. As at September 30, 2014 the deferred fees were $227 (December 31, 2013—$105). The deferred fees are included in Accrued liabilities and other payables on the condensed consolidated balance sheets, however such amounts will not be paid or impact the cash position until one month after the closing of a strategic partner transaction involving the Company’s interest in the Cameroon project,

The Company has also deferred Directors’ fees pending the closing of a strategic partner transaction and/or a significant financing. As at September 30, 2014 the deferred fees were $164 (December 31, 2013—$72). The deferred fees are included in

Accrued liabilities and other payables on the condensed consolidated balance sheets, however such amounts will not be paid or impact the cash position until the earlier of: a) receipt of proceeds from JXTC from the sale of our interest in the Cameroon project or, b) receipt of proceeds from a significant financing in an amount expected to be sufficient to cover the Company’s cash requirement for at least six months.

The Company has also entered into agreements with certain employees to defer a portion of their salaries pending the closing of a strategic partner transaction or other events. The deferred salaries and related employee benefits were equal to $640 as at September 30, 2014 (December 31, 2013—$263). The agreements further provide for an additional incentive of 100%—200% of the deferral and related employee benefits and as at September 30, 2014 the deferral incentives and related employee benefits were $1,236 (December 31, 2013—$481). The total of deferred salaries and deferral incentives and related employee benefits of $1,876 (December 31, 2013—$744) is included in Accrued payroll and related on the condensed consolidated balance sheets, however such amounts will not be paid or impact the cash position until the earlier of: a) receipt of proceeds from JXTC or from any other entity from the sale of our interest in the Cameroon project, b) consummation of the acquisition of the Company by another company, c) receipt of proceeds from a significant financing in an amount expected to be sufficient to cover the Company’s cash requirement for at least six months, or d) March 14, 2014 (related to the deferrals from August 2013 to January 2014 which are not subject to a forbearance agreement or June 15, 2015 for those which are subject to a forbearance agreement) or March 14, 2015 (related to the deferrals from February 2013 forward).

As of March 14, 2014 none of the foregoing events had occurred and the Company was not in a financial position to pay the salary deferrals and incentives. Accordingly in March 2014 the Company sought forbearance agreements, which would extend the March 14, 2014 deadline to a future date, from the employees who had deferred a portion of their salaries and the employees agreed to consider entering into such agreements. Three of these  agreements have  been finalized and one has not.

7. SHORT-TERM DEBT

Note Purchase Agreements

During 2014 and 2013 the Company entered into note purchase agreements (each a “Note Purchase Agreement” and collectively the “Note Purchase Agreements”) with a number of parties, identified below, (each a “Purchaser”). Pursuant to the Note Purchase Agreements, the Company agreed to issue promissory notes (each a “Note” and collectively the “Notes”) to the Purchasers in the aggregate principal amount of $1,398 as at September 30, 2014 (December 31, 2013—$605) in consideration of the payment by each Purchaser of a purchase price equal to the principal amount of such Purchaser’s respective Note.

Each Note matures one year from the date of issuance at which time the outstanding principal amount of each Note and all accrued and unpaid interest thereon is due and payable by the Company. Interest accrues on the outstanding principal balance of each Note at the rate of 200% per annum on the Notes issued in 2013 and January 2014; 300% per annum on the Notes issued from February to August 2014 and 36% per annum on the Notes issued in September 2014.   The Company was unable to repay the amounts which became due on September 30, 2014 and subsequent and have  amended the September, October and November 2014  Notes to 1% interest per month and extending the maturity to 18 months from the date of issuance.  The amendments were agreed to effective as of the original maturity date.

In June and September 2014 the Company issued additional notes in the principal amount of $30 under similar terms as noted above except at an interest rate of 150% and due at December 31, 2014.

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

The following table summarizes the principal amounts of the Notes issued and outstanding as of September 30, 2014 and December 31, 2013 and identifies the parties to which the Notes have been issued:

	September 30, 2014	December 31, 2013
Richard G. Buckovic.............................................................	$ 130	$ 100
Norman C. Rose.....................................................................	30	30
M N Rose Shelter Credit Trust.............................................	40	40
Paul D. Rose............................................................................	60	60
Dragon’s Fire Investments LLC..........................................	275	225
Thorne Bush Investments LLC...........................................	648	150
Airlie Road Investors LLC....................................................	75	—
David/Bette McKibben.........................................................	50	—
John/Jean Anderson..............................................................	20	—
Bill Shaffer..............................................................................	35	—
Decker JE Halstead, Revocable Living Trust....................	25	—
Rodney/Eileen Phillips........................................................... ..............................................................................................	10	—
Fintech Limited.......................................................................	30	—

Total Short-Term Debt Notes............................................	$ 1,428	$ 605

The following table summarizes the amended maturity dates of the Notes issued and outstanding as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
September 30, 2014...................................................................	$ —	$ 120
October 31, 2014........................................................................	—	110
November 30, 2014...................................................................	—	125
December 31, 2014....................................................................	280	250
January 31, 2015.......................................................................	125	—
February 28, 2015......................................................................	150	—
March 31, 2015..........................................................................	170	—
April 30, 2015.............................................................................	255	—
May 31, 2015.............................................................................	355	—
June 30, 2015..............................................................................	50	—
August 31, 2015.........................................................................	13	—
September 30, 2015...................................................................	30	—

Total Short-Term Debt Notes................................................	$ 1,428	$ 605

Securities Purchase Agreement

On July 22, 2014, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”), registration rights agreement (the “Registration Rights Agreement”) and note purchase agreement (the “Note Purchase Agreement”), in each case with Tangiers Investment Group, LLC (“Tangiers”).

Pursuant to the Securities Purchase Agreement, Tangiers has committed to purchase up to $3.0 million of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), from time to time upon the Company’s advance written request over the course of a 36 month commitment period (the “Commitment Period”), contingent on the Company filing and obtaining an effective registration of the underlying shares with the Securities and Exchange Commission (the “SEC”) and the Company timely complying with its reporting requirements under the Securities Exchange Act of 1934, as amended, and applicable SEC regulations. The Company is entitled to request such equity investments from Tangiers from time to time during the Commitment Period in an amount of up to $100 per request, and in connection with each request the Company will issue and sell to Tangiers, and Tangiers will purchase from the Company, that number of shares of Common Stock determined by dividing the amount of the advance requested by the Company by a purchase price equal to 85% of the lowest daily volume weighted average trading price of the Common Stock during the five consecutive trading days following the date of the Company’s request. The Securities Purchase Agreement includes certain restrictions on the ability of the Company to issue or sell its capital stock or securities granting rights to acquire its capital stock for consideration less than the then current market price of the Company’s Common Stock.

The Securities Purchase Agreement also requires that the Company issue to Tangiers restricted Common Stock equal to 2.5% of Tangier’s $3.0 million commitment as a commitment fee. The commitment fee Common Stock is issuable by the Company to Tangiers in two 50% tranches, with the first tranche due upon the execution of the Securities Purchase Agreement and the second tranche due 60 days following the execution of the Securities Purchase Agreement. The number of shares of restricted Common Stock issuable in each tranche is calculated by dividing the dollar amount of each tranche by the average volume weighted average trading price of the Common Stock during the five business days preceding the date on which the shares for such tranche are due to be issued. The Company issued 3,962,987 common shares during the third quarter pursuant to the agreement.

Pursuant to the Registration Rights Agreement, the Company agreed to prepare and file with the SEC a registration statement on Form S-1 or on such other form as is available and to cause such registration statement to be declared effective by the SEC prior to the first sale to Tangiers of the Company’s Common Stock pursuant to the Securities Purchase Agreement.

Pursuant to the Note Purchase Agreement, the Company agreed to issue a 4% convertible promissory note (the “Convertible Note”) to Tangiers, in the original principal amount of $44 , in consideration of the payment by Tangiers of a purchase price equal to $40 , with $4 retained by Tangiers as original issue discount for due diligence, document preparation and legal expenses in connection with the transactions contemplated by the Note Purchase Agreement. The Company issued the Convertible Note on July 22, 2014.

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

The Convertible Note contains certain events of default, including with respect to defaults in payment obligations, the commencement of bankruptcy proceedings and certain failures relating to the listing, trading and bid price of the Company’s Common Stock, the occurrence of which may result in acceleration of the Company’s obligation to pay the outstanding principal amount of the Convertible Note and all accrued and unpaid interest thereon. Upon the occurrence and during the continuance of any event of default, additional interest will accrue at the rate equal to the lower of 20% per annum or the highest rate permitted by law and liquidated damages will accrue at the rate of $1 per day. In the event of any acceleration following an event of default, the amount due and owing to Tangiers under the Convertible Note will be increased to 150% of the outstanding principal amount of the Convertible Note plus all accrued and unpaid interest, fees and liquidated damages, if any.

Promissory Note

On October 10, 2013 the Company and The Joe Scott Group (“JS Group”) entered into a promissory note whereby the JS Group provided the Company with $59 to establish a certificate of deposit for financial assurance in favor of the State of New Mexico related to surface disturbance on the WMJV properties. The certificate of deposit was established on November 4, 2013 (see Note 14).

8. STOCK BASED COMPENSATION

Stock options

The Company adopted a stock option plan which was amended in June 2007, 2008 and 2009 (the “Company Option Plan”), under which 18,700,000 Company shares were reserved for issuance upon exercise of options granted under the Company Option Plan. The Company Option Plan is intended to provide a means whereby the Company and its subsidiaries can attract, motivate and retain key employees, consultants, and service providers who can contribute materially to the Company’s growth and success, and to facilitate the acquisition of shares of the Company’s common stock. The Company Option Plan provides for incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code and nonqualified stock options that do not meet the requirements for incentive stock options. The Company Option Plan requires the option exercise price per share purchasable under the option to be equal to the greater of the closing price of the Company’s common shares on the Toronto Stock Exchange the day before or date of grant for all nonqualified stock options and incentive stock options. The Company has historically issued new shares when share-based awards are exercised. The following table and related information summarizes the Company’s stock options and the stock option activity for the three months ended September 30, 2014:

	Options Outstanding			Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share*
Available and outstanding at December 31, 2013.....	8,618,801	10,081,199	$ 0.91
Granted.................................................................................	—	—	—
Exercised...............................................................................	—	—	—
Forfeited................................................................................	620,000	(620,000)	0.72
Expired..................................................................................	—	—	—

Available and outstanding at September 30, 2014....	9,238,801	9,461,199	$ 0.91	3.30	$ —

Exercisable at September 30, 2014...............................		9,461,199	$ 0.91	3.30	$ —
Vested or expected to vest at September 30, 2014.....		9,461,199	$ 0.91	3.30	$ —

*         Some of the options are granted with Canadian dollar exercise prices, and the weighted average prices reflect the U.S. dollar equivalent prices.

The following stock option grants were issued by the Company during the nine months ended September 30, 2014 and 2013 respectively:

•         The Company did not grant any options under the Company Option Plan during 2014 and 2013. During the three months ended September 30, 2014 the Company recorded compensation expense of $0 relating to vesting of previous grants (2013—$3). There was no unrecognized compensation expense related to non-vested stock based compensation granted under the Company Option Plan as of September 30, 2014.

•         The weighted-average fair value per share of options granted under the Company’s Options Plan during 2014 and 2013 was zero as no options were granted. No options were exercised in the nine months ended September 30, 2014 resulting in the total intrinsic value of share options exercised of $0 (2013—$0). The total cash received from the exercise of stock options was $0 (2013—$0).

No stock options were granted during the nine months ended September 30, 2014 and 2013 resulting in no fair value estimates.

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

During the nine months ended September 30, 2014 and 2013, we did not grant any Restricted Stock Awards. During 2011, we granted 210,000 Restricted Stock Awards to certain members of the executive management team and the Board of Directors. The Restricted Stock Awards vest 40% on the grant date (January 21, 2011), 30% on the 1st anniversary of the grant date, and 30% on the 2nd anniversary of the grant date. For the nine months ended September 30, 2014, the Company recognized compensation expense of $0 (2013—$1) related to the Restricted Stock Awards.

Also during the nine months ended September 30, 2014 and 2013, we did not grant any Restricted Stock Units. During 2011, we granted 180,000 Restricted Stock Units to certain members of the Board of Directors. The Restricted Stock Units vested on the first anniversary of the grant date. The shares are issued to the recipient on the earlier of their termination date or on the third anniversary of the grant date. During the nine months ended September 30, 2014 no shares were issued. During the year ended December 31, 2013, 80,000 shares were issued to two members of the Board of Directors who did not stand for re-election. For the nine months ended September 30, 2014 and 2013, the Company recognized no compensation expense as they were fully expensed during 2012 related to the Restricted Stock Units.

9. STOCKHOLDERS’ EQUITY

Common stock

The Company is authorized to issue 200 million shares of common stock, with a par value of $0.0001. There were 110,682,589 shares issued as of September 30, 2014.

Preferred stock

The Company is authorized to issue 50 million shares of preferred stock, with a par value of $0.0001. There are no shares of preferred stock issued or outstanding as of September 30, 2014.

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

At September 30, 2014 and December 31, 2013, the carrying amounts of cash and cash equivalents, restricted cash and trade payables represented fair value because of the short-term nature of these instruments.

12. NON-CONTROLLING INTEREST

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

On October 15, 2014 GeoCam shareholders approved a capital increase equivalent to approximately $1.0 million.  Geovic’s 60.5% share of the capital increase is approximately $0.6 million.

On November 15, 2014 the first cash call totaling approximately $0.5 million was called, of which Geovic’s share was approximately $0.3 million.  As of the date of filing the cash call had not been funded by either shareholder. Geovic offset its share of the first cash call with charges to Geocam for the provision of the services of a General Manager in the amount of $0.5 million for the period October 1, 2012 to September 30, 2014. An additional $0.2 million will be available to offset a portion of the remainder of the cash call.

The non-controlling interest balance of approximately $8,023 at September 30, 2014 (December 31, 2013—$8,471) represents the balance from the capital increases contributed by the non-controlling interest as described above. The difference between the amounts contributed and the balance at September 30, 2014 represents the non-controlling interest share of the actual expenditures from January 1, 2007 through September 30, 2014.

13. INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction, Cameroon, France, New Caledonia and Colorado. The Company has open tax years for the U.S. federal return from 2000 forward with respect to its net operating loss (“NOL”) carry-forwards, where the IRS may not raise tax for these years, but can reduce NOLs. Otherwise, with few exceptions, the Company is no longer subject to federal, state, or local income tax examinations for years prior to 2009. The Company has incurred losses since inception. Due to the full valuation allowance against its net deferred tax asset, management would expect that any adjustment resulting from the audit would not result in an adjustment to the Company’s financial statements. In addition, the Company’s ability to deduct NOL carry-forwards may be subject to a limitation if the Company were to undergo an ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended.

There was no benefit from income taxes in the nine months ended September 30, 2014 and during the same period in 2013. The effective tax rate was 0% for the nine months ended September 30, 2014 and for the same period in 2013. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, change in valuation allowance offsetting foreign and domestic operating losses and foreign taxes at rates other than 35%.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the nine months ended September 30, 2014, the Company recognized no potential interest or penalties with respect to unrecognized tax benefits.

The Company had no unrecognized tax benefit as of September 30, 2014 or change in unrecognized tax benefits that would impact the effective rate. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits over the remainder of the year.

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

The DA expired on March 31, 2014 and as at that date the parties had not entered into a share purchase agreement. In September 2014 the parties agreed to an extension of the DA retroactive to the original expiry through December 31, 2014. There can be no assurance that a share purchase agreement will ultimately be entered into or that the transactions contemplated therein will be completed.

In accordance with ASC 360, Property, Plant and Equipment because the proposed share purchase agreement described in Note 1 is not yet finalized and approved by the stockholders of the Company, the assets and liabilities of GeoCam continue to be classified as held and used as of September 30, 2014.

16. RELATED PARTY TRANSACTIONS

[a]      During 2013 and 2014 the Company entered into agreements with certain employees to defer a portion of their salaries pending the closing of a strategic partner transaction or other events. The agreements further provided for an additional incentive. The deferred salaries and incentive amounts, not including related employee benefits, for Executive Offices and/or Directors as at September 30, 2014 are Michael T. Mason $658 (December 31, 2013—$225), Greg C. Hill $438 (December 31, 2013—$184) and William A. Buckovic $601 (December 31, 2013—$205). See further disclosure in Note 6.

[b]      During 2013 and 2014 the Company entered into Note Purchase Agreements with Paul D. Rose, a Director of the Company ($60), Dragon’s Fire Investments LLC, an entity owned by Paul D. Rose ($275), Norman C. Rose, the father of Paul D. Rose ($30), Thorne Bush Investments LLC, owned by Norman C. Rose ($648), John and Jean Anderson, the brother-in-law and sister of William A. Buckovic ($20) and Rodney and Eileen Phillips, in-laws of William A. Buckovic ($10)  . Further, Richard G. Buckovic ($130) is the uncle of William A. Buckovic, Executive Vice President and Director and the M.N. Rose Shelter Credit Trust ($40) is a trust organized by Norman C. Rose, the father of Paul D. Rose. See further disclosure in Note 7.

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

On June 3, 2011, the High Court of Abong-Mbang, the court before which four of the matters were pending entered judgments in favor of the four claimants totaling CFA 780,339,500 (approximately $1.6 million at September 30, 2014). On November 14, 2011, the High Court of Mfoundi, Yaoundé, the court before which the fifth matter was pending entered a judgment in favor of the claimant totaling CFA 118,804,219 (approximately $0.2 million at September 30, 2014). GeoCam appealed all five matters to the next highest appellate court in Cameroon, the Court of Appeal of the East Region at Bertoua as to the four claimants and the Court of Appeal of the Center Region at Yaoundé as to the fifth matter. In June 2014 the appeal in the fifth matter was heard and the earlier court judgment for CFA 118,804,219 (approximately $0.2 million at September 30, 2014) was overturned. However, the claimant may file an appeal or civil claim to another court.

The Court of Appeal, before which the fifth matter was pending, authorized CFA 51,851,813 (approximately $0.1 million at September 30, 2014) of GeoCam funds to be attached for the benefit of the claimant in the second quarter of 2012 and placed in a restricted account at GeoCam’s bank pending resolution of the case. GeoCam has sought to have this restriction lifted. The matter was adjourned and delayed until subsequent to the date hereof however GeoCam has requested the restriction be immediately lifted based on the fact that the judgment for the entire claim has been overturned.

The Court of Appeal before which the other four appeals were pending set aside the judgment of the lower court discussed above and awarded the four claimants an amount totaling CFA 125,062,7 (approximately $0.3 million at September 30, 2014) in the fourth quarter of 2012. GeoCam has filed appeals in all four matters which stayed enforcement of the judgments pending resolution of the appeals. This Court of Appeal also authorized CFA 108,949,204 (approximately $0.2 million at September 30, 2014) in GeoCam funds to be attached for the benefit of the claimants and placed in a restricted account at GeoCam’s bank pending final resolution of the appeals. In December 2013 attached funds related to one claim in the amount of CFA 46,353,259 (approximately $0.1 million) were released to GeoCam. In January 2014 attached funds related to two more of the remaining claims in the amount of CFA 42,380,887 (approximately $0.09 million) were released to GeoCam. In May 2014 attached funds related to the remaining one claimant of CFA 20,215,058 (approximately $0.04 million) were released to GeoCam.

The restricted funds related to the one claimant that remained at September 30, 2014 totaling approximately $0.1 million are included as restricted cash on our consolidated balance sheets. The Company believes all contractual and other obligations to the five individual claimants were satisfied; however, given the judgments, we believe it could be deemed probable that the outcome would be unfavorable to GeoCam and, therefore, GeoCam accrued approximately $0.3 million for the matters in our consolidated financial statements at the time the Court of Appeal reached its decision. It is possible that an additional amount up to approximately $0.2 million could be awarded to the claimants in these matters.

[b]      On October 22, 2013, the Company entered into a severance and release agreement (the “Severance Agreement”) with Timothy D. Arnold, the Company’s Chief Operating Officer. The Severance Agreement provides that October 24, 2013 was Mr. Arnold’s last day of employment with the Company (the “Separation Date”).

Under the Severance Agreement the Company is obligated to pay Mr. Arnold a lump sum severance payment equal to $0.5 million, less applicable deductions and withholdings (the “Severance Amount”). The Company must pay the Severance Amount to Mr. Arnold on the first business day following six months after the Separation Date (the “Payment Date”), unless payment on that date would jeopardize the ability of the Company to continue as a going concern, in which case the Severance Amount is payable on the first date after the Payment Date where making such payment would not jeopardize the ability of the Company to continue as a going concern. As of September 30, 2014 the Company had not paid the Severance Amount due to the jeopardy of the ability of the Company to continue as a going concern that would have resulted from such payment. Effective upon the actual payment of the Severance Amount, Mr. Arnold has agreed to release, subject to limited exceptions, the Company and its affiliates from any and all claims Mr. Arnold may have through the effective date of the Severance Agreement.

The Severance Agreement replaces and supersedes the Executive Employment Agreement between the Company and Mr. Arnold, dated as of February 1, 2011.

[c]      The Company has engaged a consultant to provide consulting services in connection with the Nkamouna Project. The Company paid the consultant $11 in fees during the nine months ended September 30, 2014 (2013—$20). The consultant has agreed to defer a portion of their fees pending the closing of a strategic partner transaction equal to $100 as at September 30, 2014. The deferred fees are accrued and will be paid per the disclosure in Note 6. Further, the Company has agreed to pay a contingent fee of approximately $0.2 million upon completion of a successful transaction.

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

Part I—Financial Information

Item 1.           Condensed Consolidated Financial Statements (unaudited)

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except per share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$ 66	$ 181
Restricted cash	159	324
Prepaid expenses	—	67
Assets held for sale [note 5]	643	—
Other	—	15

Total current assets	868	587
Property, plant and equipment, net [note 5]	188	1,178
Deposits	14	28

Total assets	$ 1,070	$ 1,793

LIABILITIES
Current liabilities:
Accrued liabilities and other payables [note 6]	$ 4,528	$ 1,067
Accrued payroll and related [note 6]	1,876	744
Short-term debt [note 7]	1,531	664
Accrued litigation [note 17]	250	250
Related party payable [note 16 (b)]	360	328

Total current liabilities	8,545	3,053
Other liabilities	471	471

Total liabilities	9,016	3,524

Commitments and contingencies [note 17]
EQUITY
Common stock, par value of $0.0001, 200 million shares authorized and 106.7 million and 106.7 million shares issued and outstanding in 2014 and 2013, respectively	11	11
Additional paid-in capital	110,581	110,581
Deficit accumulated during the exploration stage	(126,561)	(120,794)

Total controlling stockholders’ equity (deficit)	(15,969)	(10,202)
Non-controlling interest [note 12]	8,023	8,471

Total equity (deficit)	(7,946)	(1,731)

Total liabilities and equity	$ 1,070	$ 1,793

The accompanying notes are an integral part of these financial statements

3

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

[f]       The Company engaged a provider of legal and consulting services in connection with the Nkamouna Project. The Company agreed to pay a fixed quarterly fee and reimbursement of travel expenditures; the payment for any additional services will be contingent upon completion of a successful transaction. The contingent success fee as of September 30, 2014 is €349 (equivalent to approximately $0.44 million) (2013— €349 (equivalent to approximately $0.48 million)).

18. SUBSEQUENT EVENTS

Subsequent to September 30, 2014, on October 22, 2014, Greg Hill, Executive Vice President and Chief Financial Officer and Interim Principal Accounting Officer and Secretary resigned. Christopher A. Serin, Director of the Company, will serve as Chief Financial Officer and Interim Principal Accounting Officer and Secretary of the Company.  The Company may have obligations under the Mr. Hill’s employment contract.

Subsequent to September 30, 2014 on December 9, 2014 the Company received a notification that GeoCam employees are threatening to strike as of December 15, 2014 unless all compensation arrears are paid.  The Company is communicating with the GeoCam staff.

Subsequent to September 30, 2014 on October 1, 2014, the Company entered into a severance and release agreement (the “Severance Agreement”) with Sheila I. Short, the Company’s Corporate Secretary. The Severance Agreement provides that August 31, 2014 was Ms. Short’s last day of employment with the Company (the “Separation Date”). Under the Severance Agreement the Company is obligated to pay Ms. Short all wages, unused vacation days earned up through the separation date, less applicable deductions and withholdings, and submit the customary 3% to the employee’s Geovic 401(K) (“the Required Payments”) and a lump sum severance payment equal to $0.2 million (the “Severance Amount”). The Company must pay the Required Payments and Severance Amount to Ms. Short on the first business day following six months after the Separation Date (the “Payment Date”), unless payment on that date would jeopardize the ability of the Company to continue as a going concern, in which case the Severance Amount is payable on the first date after the Payment Date where making such payment would not jeopardize the ability of the Company to continue as a going concern. The Severance Agreement replaces and supersedes the Executive Employment Agreement between the Company and Ms. Short, dated as of June 27, 2013.

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

Overview

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an analysis of our capital resources and liquidity at September 30, 2014, and financial results for the three and nine months ended September 30, 2014 compared to the prior period. All amounts are presented in United States dollars unless indicated otherwise. Reference should also be made to the financial statements filed with this report and the Company’s other disclosure materials filed from time to time on www.sec.gov or www.sedar.com or the Company’s website at www.geovic.net.

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

The DA expired on March 31, 2014 and as at that date the parties had not entered into a share purchase agreement. In September 2014 the parties agreed to an extension, retroactive to the original expiry of the DA through December 31, 2014. There can be no assurance that a share purchase agreement will ultimately be entered into or that the transactions contemplated therein will be completed.

If an agreement is reached, it would be subject, among other matters, to approval of our stockholders. If we are unable to complete and close an agreement to sell a significant interest in the Nkamouna project to a strategic partner, or in the alternative raise sufficient funds to develop the Nkamouna project, in a timely manner, our plan is to place the Nkamouna Project on a “care and maintenance” status and significantly further reduce our level of expenditures in Cameroon. In such event, we would not have sufficient resources to maintain our interest in the Project indefinitely and we could lose our interest in the Project. In such a scenario, our cash resources would likely be insufficient to sustain our other business activities.

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

During 2014 and 2013 the Company entered into note purchase agreements (each a “Note Purchase Agreement” and collectively the “Note Purchase Agreements”) with a number of parties, identified below, (each a “Purchaser”). Pursuant to the Note Purchase Agreements, the Company agreed to issue promissory notes (each a “Note” and collectively the “Notes”) to the Purchasers in the aggregate principal amount of $1,398 as at September 30, 2014 (December 31, 2013—$605) in consideration of the payment by each Purchaser of a purchase price equal to the principal amount of such Purchaser’s respective Note.

Each Note matures one year from the date of issuance at which time the outstanding principal amount of each Note and all accrued and unpaid interest thereon is due and payable by the Company. Interest accrues on the outstanding principal balance of each Note at the rate of 200% per annum on the Notes issued in 2013 and January 2014; 300% per annum on the Notes issued from February to August 2014 and 36% per annum on the Notes issued in September 2014.   The Company was unable to repay the amounts which became due on September 30, 2014 and subsequent and have amended the September, October and November 2014  Notes to 1% interest per month and extending the maturity to 18 months from the date of issuance.  The amendments were agreed to effective as of the original maturity date.

In June and September 2014 the Company issued additional notes in the principal amount of $30 under similar terms as noted above except at an interest rate of 150% and due at December 31, 2014.

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

On April 29, 2014 the Company was contacted by the TSX regarding the issuance of the short term debt promissory notes and note purchase agreements, specifically regarding the interest rates of 200-300%. The Company was informed that in failing to notify the TSX prior to the issuance of the Notes the Company contravened Subsection 501(c) of the TSX Company Manual. TSX informed the Company that acceptance of the issuance of the Notes was subject to the following: the Company must immediately notify the lenders that interest on the Notes will not be paid until such time as disinterested shareholder approval is received; within one business day of approval by disinterested shareholders the Company must provide to the TSX (a) a certified resolution of the Board of Directors, excluding any Directors that subscribed for Notes, approving the issuance of the Notes; (b) a certified resolution of the disinterested shareholders approving the issuance of the Notes along with a copy of the scrutineer’s report evidencing such approval; and, (c) a commercial copy of the proxy statement sent to shareholders in connection with the 2014 Annual Meeting with the comments of the TSX incorporated therein. The Company received disinterested shareholder approval at its Annual Meeting of Stockholders in June 2014 and provided the TSX the required documentation.

On May 1, 2014, the Company received notice from the TSX that the TSX was reviewing the Company’s eligibility for the continued listing of its shares of common stock on the TSX (the “Continued Listing Review”). The TSX granted the Company 30 days to demonstrate that it complies with all of the TSX continued listing requirements that are applicable to the Company. The TSX advised the Company that the Continued Listing Review was being conducted in connection with the Company’s issuance of the Notes to certain related parties in 2013 and the first quarter of 2014. Specifically, the notice from the TSX states that the Company failed to seek the TSX’s prior approval of the Notes transaction and prior disinterested shareholder approval for the issuance of the Notes, in each case as required under the Section 501(c) of the TSX Company Manual. The notice also stated that the Company appears to have breached the TSX’s Timely Disclosure Policy for its failure to news release the key details of the Notes, including the interest rates, which the TSX believes are not commercially reasonable. The Company provided the TSX with written submissions addressing the deficiencies identified in the notice and received an extension to July 25, 2014 in order to put in place an orderly transition to another exchange. On July 25, 2014 the Company was delisted by the TSX and transitioned to the NEX, a separate board of the TSX Venture Exchange as of July 28, 2014 under the symbol “GMC.H”.

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

At September 30, 2014 we had approximately $66 of unrestricted cash and cash equivalents on a consolidated basis compared to $181 at December 31, 2013, a decrease of approximately $115 during the nine months ended September 30, 2014. Our cash is invested in U.S. dollar deposits and in the Cameroon branch of a large international bank.

During 2014 and 2013 the Company entered into note purchase agreements (each a “Note Purchase Agreement” and collectively the “Note Purchase Agreements”) with a number of parties, identified below, (each a “Purchaser”). Pursuant to the Note Purchase Agreements, the Company agreed to issue promissory notes (each a “Note” and collectively the “Notes”) to the Purchasers in the aggregate principal amount of $1,398 as at September 30, 2014 (December 31, 2013—$605) in consideration of the payment by each Purchaser of a purchase price equal to the principal amount of such Purchaser’s respective Note.

Each Note matures one year from the date of issuance at which time the outstanding principal amount of each Note and all accrued and unpaid interest thereon is due and payable by the Company. Interest accrues on the outstanding principal balance of each Note at the rate of 200% per annum on the Notes issued in 2013 and January 2014; 300% per annum on the Notes issued from February to August 2014 and 36% per annum on the Notes issued in September 2014.   The Company was unable to repay the amounts which became due on September 30, 2014 and subsequent and have amended the September, October and November 2014  Notes to 1% interest per month and extending the maturity to 18 months from the date of issuance.  The amendments were agreed to effective as of the original maturity date.

In June and September 2014 the Company issued additional notes in the principal amount of $30 under similar terms as noted above except at an interest rate of 150% and due at December 31, 2014.

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

The following table summarizes the principal amounts of the Notes issued and outstanding as of September 30, 2014 and December 31, 2013 and identifies the parties to which the Notes have been issued:

	September 30, 2014	December 31, 2013
Richard G. Buckovic.............................................................	$ 130	$ 100
Norman C. Rose.....................................................................	30	30
M N Rose Shelter Credit Trust.............................................	40	40
Paul D. Rose............................................................................	60	60
Dragon’s Fire Investments LLC..........................................	275	225
Thorne Bush Investments LLC...........................................	648	150
Airlie Road Investors LLC....................................................	75	—
David/Bette McKibben.........................................................	50	—
John/Jean Anderson..............................................................	20	—
Bill Shaffer..............................................................................	35	—
Decker JE Halstead, Revocable Living Trust....................	25	—
Rodney/Eileen Phillips........................................................... ..............................................................................................	10	—
Fintech Limited.......................................................................	30	—

Total Short-Term Debt Notes............................................	$ 1,428	$ 605

The following table summarizes the amended maturity dates of the Notes issued and outstanding as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
September 30, 2014...................................................................	$ —	$ 120
October 31, 2014........................................................................	—	110
November 30, 2014...................................................................	—	125
December 31, 2014....................................................................	280	250
January 31, 2015.......................................................................	125	—
February 28, 2015......................................................................	150	—
March 31, 2015..........................................................................	170	—
April 30, 2015.............................................................................	255	—
May 31, 2015.............................................................................	355	—
June 30, 2015..............................................................................	50	—
August 31, 2015.........................................................................	13	—
September 30, 2015...................................................................	30	—

Total Short-Term Debt Notes................................................	$ 1,428	$ 605

On July 22, 2014, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”), registration rights agreement (the “Registration Rights Agreement”) and note purchase agreement (the “Note Purchase Agreement”), in each case with Tangiers Investment Group, LLC (“Tangiers”).

Pursuant to the Securities Purchase Agreement, Tangiers has committed to purchase up to $3.0 million of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), from time to time upon the Company’s advance written request over the course of a 36 month commitment period (the “Commitment Period”), contingent on the Company filing and obtaining an effective registration of the underlying shares with the Securities and Exchange Commission (the “SEC”) and the Company timely complying with its reporting requirements under the Securities Exchange Act of 1934, as amended, and applicable SEC regulations. The Company is entitled to request such equity investments from Tangiers from time to time during the Commitment Period in an amount of up to $100 per request, and in connection with each request the Company will issue and sell to Tangiers, and Tangiers will purchase from the Company, that number of shares of Common Stock determined by dividing the amount of the advance requested by the Company by a purchase price equal to 85% of the lowest daily volume weighted average trading price of the Common Stock during the five consecutive trading days following the date of the Company’s request. The Securities Purchase Agreement includes certain restrictions on the ability of the Company to issue or sell its capital stock or securities granting rights to acquire its capital stock for consideration less than the then current market price of the Company’s Common Stock.

The Securities Purchase Agreement also requires that the Company issue to Tangiers restricted Common Stock equal to 2.5% of Tangier’s $3.0 million commitment as a commitment fee. The commitment fee Common Stock is issuable by the Company to Tangiers in two 50% tranches, with the first tranche due upon the execution of the Securities Purchase Agreement and the second tranche due 60 days following the execution of the Securities Purchase Agreement. The number of shares of restricted Common Stock issuable in each tranche is calculated by dividing the dollar amount of each tranche by the average volume weighted average trading price of the Common Stock during the five business days preceding the date on which the shares for such tranche are due to be issued. The Company issued 3,962,987 common shares during the third quarter pursuant to the agreement.

Pursuant to the Registration Rights Agreement, the Company agreed to prepare and file with the SEC a registration statement on Form S-1 or on such other form as is available and to cause such registration statement to be declared effective by the SEC prior to the first sale to Tangiers of the Company’s Common Stock pursuant to the Securities Purchase Agreement.

Pursuant to the Note Purchase Agreement, the Company agreed to issue a 4% convertible promissory note (the “Convertible Note”) to Tangiers, in the original principal amount of $44 , in consideration of the payment by Tangiers of a purchase price equal to $40, with $4 retained by Tangiers as original issue discount for due diligence, document preparation and legal expenses in connection with the transactions contemplated by the Note Purchase Agreement. The Company issued the Convertible Note on July 22, 2014.

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

The Convertible Note contains certain events of default, including with respect to defaults in payment obligations, the commencement of bankruptcy proceedings and certain failures relating to the listing, trading and bid price of the Company’s Common Stock, the occurrence of which may result in acceleration of the Company’s obligation to pay the outstanding principal amount of the Convertible Note and all accrued and unpaid interest thereon. Upon the occurrence and during the continuance of any event of default, additional interest will accrue at the rate equal to the lower of 20% per annum or the highest rate permitted by law and liquidated damages will accrue at the rate of $1 per day. In the event of any acceleration following an event of default, the amount due and owing to Tangiers under the Convertible Note will be increased to 150% of the outstanding principal amount of the Convertible Note plus all accrued and unpaid interest, fees and liquidated damages, if any.

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

During 2012 we continued meetings with various large international businesses with respect to investment in the Nkamouna Project or the potential purchase of future off-take from the Project. The Company and the other GeoCam shareholders discussed possible strategic investment arrangements with several companies. Since the latter part of 2012 these discussions focused on JXTC. As discussed above, the DA with JXTC expired on March 31, 2014. In September 2014 the parties agreed to an extension retroactive to the original expiry date of the DA through December 31, 2014. . There can be no assurance that a share purchase agreement for the sale of our interest in GeoCam to JXTC will ultimately be entered into or that the transactions contemplated therein will be completed. Any cash paid by JXTC or another strategic investor for part or all of our interest could be available to satisfy our obligations under the notes and fund all or a portion of our remaining project equity requirements, if any, and for other corporate purposes. Under such an arrangement our interest in the Nkamouna Project could be eliminated. We may consider putting the Nkamouna Project on a “care and maintenance” status later in 2014 if we have been unable to finalize and close an acceptable strategic investment arrangement.

GeoCam’s ongoing cash expenditures are presently expected to total approximately $0.4 million for the last quarter of 2014, for which Geovic is responsible to fund 60.5%. However, we may not be successful in completing a sale of all or part of our interest in GeoCam on a timely basis, or in entering into sale or joint venture transactions involving our other exploration prospects on acceptable terms. Further, possible transactions to raise additional capital through the issuance of equity may not be available and would be dilutive to our stockholders. If we are unable to obtain additional capital, we may not be able to pay for our portion of GeoCam’s cash expenditures and we will need to seek to further curtail our operations, to the extent possible, in order to preserve working capital, which could materially harm our business and our ability to achieve cash flow in the future, and we may need to cease operations, which could include a bankruptcy filing. Unless we arrange additional financing, we expect to nearly exhaust our cash during August 2014.

As described in Part II, Item 1, Legal Proceedings, five judgments originally totaling approximately $1.8 million against GeoCam are outstanding four of which are under appeal. In June 2014 the appeal in the fifth matter was heard and the earlier court judgment for CFA 118,804,219 (approximately $0.2 million at September 30, 2014) was overturned. However, the claimant may file an appeal or civil claim to another court.

Two separate attachments totaling approximately $0.33 million were allowed in two court proceedings and the funds in those amounts were restricted until resolution of the cases. In December 2013 attached funds related to one claim in the amount of approximately $0.1 million were released to GeoCam. In January 2014 attached funds related to two more of the remaining claims in the amount of approximately $0.09 million were released to GeoCam. In May 2014 attached funds related to one claimant of CFA 20,215,058 (approximately $0.04 million at September 30, 2014) were released to GeoCam. GeoCam has sought to have the one remaining restriction of approximately $0.1 million lifted. The matter was adjourned and delayed until subsequent to the date hereof however GeoCam has requested the restriction be immediately lifted based on the fact that the judgment for the entire claim has been overturned.

Should the judgments be upheld in full or in part upon exhaustion of final appeals, GeoCam would be required to satisfy the judgements. Funding the Geovic share would adversely affect our remaining capital resources.

In May 2014 GeoCam received information that family members of an employee of a GeoCam who passed away are alleging that the individual’s death was due to worksite conditions and that they plan to take legal action. As of the date of filing no formal notice of legal action has been received. GeoCam plans to defend against the allegations should legal action be taken.

GeoCam’s operating expenses are paid through capital increases approved by the shareholders of GeoCam and funded in accordance with the respective ownership interests prior to the capital increase. We will be obligated to fund 60.5% of future GeoCam capital increases while we remain a 60.5% shareholder. GeoCam completed a capital increase in October 2012 of which our share was approximately $0.4 million. An additional capital increase totaling approximately $1.2 million was approved by GeoCam shareholders in January 2013, and an initial cash call totaling approximately $0.4 million to fund an initial portion of the capital increase was completed in February, 2013. Our share of the total capital increase was approximately $0.7 million, and our share of the initial cash call was approximately $0.24 million. On April 17, 2013 the second cash call totaling approximately $0.4 million, of which Geovic paid approximately $0.24 million, was completed. On July 31, 2013 the third cash call totaling approximately $0.4 million, of which Geovic paid approximately $0.2 million, was completed.  On November 15, 2014 the first cash call totaling approximately $0.5 million was called, of which Geovic’s share was approximately $0.3 million.  As of the date of filing the cash call has not been funded by either shareholder. Geovic offset its share of the first cash call with charges to Geocam for the provision of the services of a General Manager in the amount of $0.5 million for the period October 1, 2012 to September 30, 2014. An additional $0.2 million will be available to offset a portion of the remainder of the cash call.

We expect our general and administrative expenses for the last quarter of 2014 to total approximately $0.8 million, including administrative expenses related to other resource entity exploration activities but not including any transaction costs related to a strategic partner transaction related to the Nkamouna Project as well as impairment, or other non-cash items, interest expense related to the short term debt balance at September 30, 2014 of $1.9 million, deferred salary incentives and related employee benefits and that during the last quarter of 2014 expenditures for exploration of mineral properties, or investment in other resource entities, in the United States and elsewhere will total approximately $0.1 million. We expect that our cash balances will be nearly exhausted during December 2014. Based on our current planned 2014 expenditures we will require additional financing or completion of a strategic transaction to continue our operations. We continue to implement cash conservation measures for the Company and GeoCam. If we complete a strategic partner transaction involving the Nkamouna Project or any of our other exploration prospects, this estimate would be adjusted appropriately.

We have budgeted a lower level of general and administrative and other expenditures for 2014 to reflect our limited cash. We have implemented a number of cash conservation strategies for the Company and GeoCam that we have described in earlier reports that we have filed. These efforts were implemented to reduce financial commitments and overheads and preserve our cash.

The Company and its subsidiaries have material debt and other similar obligations or commitments from the short-term debt and related interest expense under the Notes, the deferred accrued payroll and related incentives, other deferred payments and any additional amounts that may become due under pending litigation in Cameroon. The Company has delayed payment of liabilities and has accrued, but been unable to fully pay GeoCam payroll and related benefits of approximately $0.4 million for the months of April to September 2014. As of the date of filing these liabilities remain outstanding. Due to the delayed payment of these liabilities the Company may be charged penalties in Cameroon, the amount of which cannot be currently estimated. In May 2014 the Company received notification that GeoCam employees were threatening to strike as of May 15, 2014 unless all compensation arrears were been paid in their entirety and health insurance reinstated. As of the date of this filing no formal strike has taken place. The Company has also been unable to fully pay Geovic Mining Corp. payroll and related benefits of approximately $0.15 for the months of June and July 2014. Further, effective August 1, 2014 the Company laid off three non-executive employees. These employees have not been paid July 2014 payroll, related benefits and unused vacation pay.

As of the date of filing these liabilities remain outstanding. We believe there is substantial doubt whether our present capital resources will be sufficient to satisfy the Company’s existing capital and liquidity requirements described above, not including any equity requirements in connection with any Nkamouna Project financing by GeoCam or satisfaction of any judgments that may be upheld in final appeals of the pending litigation. We have no standby financing arrangements currently in place. Many of the vendors and service providers who have provided credit to allow the Company to continue to operate are now refusing to provide further credit. If we are unable to find replacement vendors and service providers and obtain additional capital, we will need to further curtail our operations, to the extent possible, in order to preserve funds, which could materially harm our business and our ability to achieve cash flow in the future, and we may need to cease operations, which could include a bankruptcy filing. Unless we arrange additional financing, we expect to nearly exhaust our cash during December 2014.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013:

The Company had no revenue from operations and incurred losses from operations during the third quarters of 2014 and 2013, and has had no revenue from operations since inception. Until and unless we sell some or all of our interest in the Nkamouna Project or project financing for the Project is secured and construction commences, we expect to continue to reduce our operating and other expenditures.

We had a net loss attributed to the Company’s stockholders of $2,065 for the quarter ended September 30, 2014, compared to the net loss of $2,105 in the quarter ended September 30, 2013.

Exploration expenses decreased by $363 in the quarter compared to the year earlier period mainly due to a decrease in other Company projects primarily in New Caledonia ($224) and a decrease in exploration expense in Cameroon ($126) and.

General and administrative expenses decreased $272 in the quarter, when compared to the second quarter of 2013. The decrease is largely due to lower insurance, audit and legal expenses. Lower salaries in the third quarter of 2014 compared to third quarter 2013 were offset by the salary deferral incentives in the third quarter of 2014. The Company continues to reduce general and administrative expenses.

Interest and bank charges have increased by approximately $859 due to interest accrued on the short term debt in the second quarter of 2014. Other income decreased due to no equipment rental income in Cameroon in the second quarter of 2014.

The gain on disposal increased by $65 due to the sale of assets in Cameroon in the third quarter of 2014.

As an exploration stage company, we have charged our exploration and pre-construction expenses incurred for GeoCam to operations in the periods incurred and no such expenditures have been capitalized. We expect to continue this practice until a final development and mining plan is adopted and project financing is committed.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013:

The Company had no revenue from operations and incurred losses from operations during the nine months ended September 30, 2014 and 2013, and has had no revenue from operations since inception. Until and unless we sell some or all of our interest in the Nkamouna Project or project financing for the Project is secured and construction commences, we expect to continue to reduce our operating and other expenditures.

We had a net loss attributed to the Company’s stockholders of $5,767 for the nine months ended September 30, 2014, compared to the net loss of $5,645 in the nine months ended September 30, 2013.

Exploration expenses decreased by $852 in the nine months ended September 30, 2014 compared to the year earlier period mainly due to the sale of property interests in New Mexico ($300), decrease in exploration expense in Cameroon ($284), and a decrease in other Company projects primarily in New Caledonia ($344) and Papua New Guinea ($26), offset by an increase in exploration expenses in Arizona ($104).

General and administrative expenses decreased $545 in the nine months ended September 30, 2014, when compared to the same period of 2013. The decrease is largely due to lower insurance, audit and legal expenses. Lower salaries in the nine months ended September 30, 2014 compared to the same period in 2014 were offset by the salary deferral incentives in the nine months ended September 30, 2014. The Company continues to reduce general and administrative expenses.

Interest and bank charges have increased by approximately $1,879 due to interest accrued on the short term debt during the nine months ended September 30, 2014. Other income decreased due to no equipment rental income in Cameroon in the nine months ended September 30, 2014.

The gain on disposal increased by $164 mainly due to the sale of assets in Cameroon in the nine months ended September 30, 2014.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures could be considered to now be ineffective due to the small size of our company, reduction in staff and consultants and may not provide for the required segregation of duty control functions

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was ineffective as of September 30, 2014 due to significant deficiencies resulting from the current financial position of the Company.   A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting.

Management’s assessment identified the following significant deficiencies in internal control over financial reporting:

•    The size of our Company limits our ability to achieve the desired level of segregation of internal controls, duties and financial reporting.  The Company has a CEO and CFO and an Audit Committee who review and oversee the financial policies and procedures of the Company, which achieves a degree of segregation.  However, until such time as the Company is able to hire additional officers and staff, we believe we do not meet the full requirement for adequate segregation of duties.

•    The size of our Company limits our desired level of corporate governance to ensure that all of our contractual and other agreements are in accordance with all relevant terms and conditions.  Due to our limited capital resources and staffing, agreements for payment with certain contractors may be formalized after the work is performed when additional resources become available to pay for the services.

As a result of the significant deficiencies in internal control over financial reporting described above, the Company’s management has concluded that, as of September 30, 2014, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

As of October 22, 2014, the Company’s former CFO resigned resulting in a current member of the Audit Committee being appointed as the CFO. This resulted in the Audit Committee, which has three members, only having two independent members. Only two members of the five persons Board of Directors are now independent.  To date, the Company has not been able to add any additional members to its Board of Directors and Audit Committee due its limited financial resources. When the Company obtains sufficient funding, management intends to add additional independent members to the Board of Directors, modify the Audit Committee so that it each are comprised of a sufficient number of independent directors and that the Board of Directors and Audit Committee will thus further assist the Company in addressing the identified deficiencies.   The Company’s lack of current financial resources makes it unfeasible for the Company to hire the appropriate number of personnel needed to overcome these deficiencies and ensure that appropriate controls and segregation of responsibilities exist.

We continue to follow the standards for the Public Company Accounting Oversight Board (United States) for internal control over financial reporting to include procedures that:

•         Maintain the records in reasonable detail accurately that fairly reflect the transactions and dispositions of the Company's assets;

•         Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•         Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Our management has determined that there are deficiencies related to segregation of duties, however, management has further determined that there were no changes made in our internal controls over financial reporting during the fiscal year 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

The December 31, 2013 annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,		Unaudited Period from Nov. 16, 1994 (inception) to September 30, 2014
	2014	2013	2014	2013
EXPENSES (INCOME)
Exploration costs [note 4]............	$ 339	$ 702	$ 1,059	$ 1,911	$ 97,350
General and administrative..........	986	1,258	3,194	3,739	53,230
Stock-based compensation [note 8].......................................	—	—	—	4	18,701
Change in fair value of warrants......................................	—	—	—	—	(675)
Interest and bank charges............	864	5	1,891	12	2,432
Depreciation....................................	49	183	250	581	5,434
Property, plant and equipment impairment.................................	—	309	—	309	309
Mineral property impairment.......	—	—	—	—	3,244

Total Expenses.........................................	2,238	2,457	6,394	6,556	180,025
Other Income..................................	—	(9)	—	(91)	(1,894)
(Gain)/Loss on disposal of asset.............................................	(53)	12	(179)	(15)	180
Interest income...............................	—	—	—	—	(4,861)

Net loss before income taxes..................	(2,185)	(2,460)	(6,215)	(6,450)	(173,450)
Income tax benefit [note 13].................	—	—	—	—	(65)

Consolidated net loss..............................	(2,185)	(2,460)	(6,215)	(6,450)	(173,385)

Less: Net loss attributed to the non-controlling interest...............................	(120)	(355)	(448)	(805)	(32,830)

Net loss attributed to Company stockholders..........................................	$ (2,065)	$ (2,105)	$ (5,767)	$ (5,645)	$ (140,555)

Net loss per share attributed to Company common stockholders.....	$ (0.02)	$ (0.02)	$ (0.05)	$ (0.05)

Weighted average shares outstanding basic and diluted..................................	107,551,132	106,700,261	107,053,602	106,659,896

The accompanying notes are an integral part of these financial statements

4

Controls and Procedures.

Changes in internal controls. Except as described above related to segregation of duties and noted deficiencies, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company has taken steps to meet its Sarbanes-Oxley (SOX) Section 404 compliance requirements and implement procedures to assure financial reports are prepared in accordance with generally accepted accounting principles (GAAP) and therefore fairly represent the results and condition of the Company.

PART II—OTHER INFORMATION

ITEM  1.       LEGAL PROCEEDINGS.

In November 2009, five management level consultants or employees of GeoCam filed litigation in Cameroon, claiming approximately $2.2 million as compensation and damages as a result of termination of their services by GeoCam in connection with a reduction in workforce in February and March 2009. In April 2010 the litigation was dismissed. In July 2010 the litigation was brought by four of the claimants before one other jurisdiction and by the fifth claimant in a separate jurisdiction. On June 3, 2011, the High Court of Abong-Mbang, the court before which four of the matters were pending entered judgments in favor of the four claimants totaling CFA 780,339,500 (approximately $1.6 million at September 30, 2014). On November 14, 2011, the High Court of Mfoundi, Yaoundé, the court before which the fifth matter was pending entered a judgment in favor of the claimant totaling CFA 118,804,219 (approximately $0.2 million at September 30, 2014). GeoCam appealed all five matters to the next highest appellate court in Cameroon, the Court of Appeal of the East Region at Bertoua as to the four claimants and the Court of Appeal of the Center Region at Yaoundé as to the fifth matter. In June 2014 the appeal in the fifth matter was heard and the earlier court judgment for CFA 118,804,219 (approximately $0.2 million at September 30, 2014) was overturned. However, the claimant may file an appeal or civil claim to another court.

The Court of Appeal, before which the fifth matter was pending, authorized CFA 51,851,813 (approximately $0.1 million at September 30, 2014) of GeoCam funds to be attached for the benefit of the claimant in the second quarter of 2012 and placed in a restricted account at GeoCam’s bank pending resolution of the case. GeoCam has sought to have this restriction lifted. The matter was adjourned and delayed until subsequent to the date hereof however GeoCam has requested the restriction be immediately lifted based on the fact that the judgment for the entire claim has been overturned.

The Court of Appeal, before which the fifth matter was pending, authorized CFA 51,851,813 (approximately $0.1 million at September 30, 2014) of GeoCam funds to be attached for the benefit of the claimant in the second quarter of 2012 and placed in a restricted account at GeoCam’s bank pending resolution of the case. GeoCam has sought unsuccessfully to have this restriction lifted. The appeal of this case has not been decided by the court as of the date this report is filed.

The Court of Appeal before which the other four appeals were pending set aside the judgment of the lower court discussed above and awarded the four claimants an amount totaling CFA 125,062,887 (approximately $0.3 million at September 30, 2014) in the fourth quarter of 2012. GeoCam has filed appeals in all four matters which stayed enforcement of the judgments pending resolution of the appeals. This Court of Appeal also authorized CFA 108,949,204 (approximately $0.23 million at September 30, 2014) in GeoCam funds to be attached for the benefit of the claimants and placed in a restricted account at GeoCam’s bank pending final resolution of the appeals. In December 2013 attached funds related to one claim in the amount of CFA 46,353,259 (approximately $0.1 million) were released to GeoCam. In January 2014 attached funds related to two more of the remaining claims in the amount of CFA 42,380,887 (approximately $0.09 million) were released to GeoCam. In May 2014 attached funds related to the remaining one claimant of CFA 20,215,058 (approximately $0.04 million) were released to GeoCam.

The restricted funds related to the one claimant that remained at September 30, 2014 totaling approximately $0.1 million are included as restricted cash on our consolidated balance sheets. The Company believes all contractual and other obligations to the five individual claimants were satisfied; however, given the judgments, we believe it could be deemed probable that the outcome would be unfavorable to GeoCam and, therefore, GeoCam accrued approximately $0.3 million for the matters in our consolidated financial statements at the time the Court of Appeal reached its decision. It is possible that an additional amount up to approximately $0.2 million could be awarded to the claimants in these matters.

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

We expect to nearly exhaust our cash resources during August 2014, and we face the risk that we may be unable to secure additional financing or timely complete a sale of our interest in GeoCam and the Nkamouna Project or one of our other projects to fund our overhead, continuing operations and project transaction costs. We plan to continue our efforts to secure additional financing but we presently do not have agreements from any source under which such funding will be received. We are seeking to sell our interest in GeoCam and the Nkamouna Project and since the latter part of 2012 our discussions have been primarily with JXTC. In July 2013 we entered into the DA with JXTC; however, the DA expired on March 31, 2014.  In September 2014 the parties agreed to an extension of the DA retroactive to the original expiry date through December 31, 2014. There can be no assurance that a share purchase agreement for the sale of our interest in GeoCam to JXTC will ultimately be entered into or that the transactions contemplated therein will be completed. Even if we enter into a share purchase agreement with JXTC, the transaction would be subject to certain conditions, including the approval of the stockholders of the Company, and we may run out of cash before such conditions are satisfied and the transaction is completed. If the DA is not extended or we do not enter into a share purchase agreement with JXTC, we would seek another potential buyer for our interest in GeoCam and the Nkamouna Project but may not be able to identify or complete a transaction with another buyer before our cash resources are exhausted. If no additional funding can be secured through additional financing or the completion of a sale of our interest in GeoCam and the Nkamouna Project or one of our other projects, we may not be able to remain in business or complete a pending project sale or other transaction.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended December 31, 2013 and through September 30, 2014, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

ITEM  5.       OTHER INFORMATION.

None.

ITEM 6.        EXHIBITS.

(a) Exhibits.

10.1	Form of Note Purchase Agreements August 2014

10.2	Form of Note Purchase Agreements September 2014

10.3	Form of Note Purchase Amendment September 2014

10.4	Form of Salary Deferral Agreements August 2014

10.5	Form of Salary Deferral Agreements September 2014

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVIC MINING CORP. Registrant

December 14, 2014	By:	/s/ Michael T. Mason
Michael T. Mason
Chief Executive Officer

December 14, 2014	By:	/s/ Christopher A. Serin
Christopher A. Serin
Chief Financial Officer

EXHIBIT INDEX

10.1	Form of Note Purchase Agreements August 2014

10.2	Form of Note Purchase Agreements September 2014

10.3	Form of Note Purchase Amendment September 2014

10.4	Form of Salary Deferral Agreements August 2014

10.5	Form of Salary Deferral Agreements September 2014

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 10.1

NOTE PURCHASE AGREEMENT

This Note Purchase Agreement (this “Agreement”) is made and entered into as of August     , 2014 (the “Effective Date”), by and between Geovic Mining Corp., a Delaware corporation (the “Company”), and                                          , a                                           (“Purchaser”). The Company and Purchaser sometimes are referred to herein collectively as the “Parties,” and each individually as a “Party.”

RECITALS

The Company and Purchaser desire to enter into this Agreement pursuant to which, among other things, Purchaser agrees to acquire from the Company, and the Company agrees to issue to Purchaser, a promissory note (the “Note”) in the principal amount of $         (the “Principal Amount”). This Agreement and the Note sometimes are collectively referred to in this Agreement as the “Transaction Documents.”

AGREEMENTS

In consideration of the mutual promises, representations, warranties, covenants and conditions in this Agreement, and other good and valuable consideration, the receipt and sufficiency of which hereby are acknowledged, the Parties agree as follows:

1. Purchase and Sale of the Note. Subject to the terms and conditions in this Agreement, on the Effective Date, the Company agrees to sell to Purchaser, and Purchaser agrees to purchase from the Company, the Note in the form attached as Exhibit A, for a purchase price equal to the Principal Amount (the “Purchase Price”).

2. Payment of the Purchase Price and Delivery of Note. On the Effective Date the Company shall deliver to Purchaser the Note, duly executed by the Company, and Purchaser shall pay to the Company the Purchase Price for its Note, by certified check or wire transfer of immediately available funds to the Company’s designated account.

3. Representations and Warranties of the Company. The Company represents and warrants to Purchaser, to the best of its knowledge and belief, as follows:

3.1 Organization, Good Standing and Qualification. The Company is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Delaware. The Company is duly qualified to transact business and is in good standing in each jurisdiction in which the failure to so qualify would reasonably be expected to have a material adverse effect on its business or properties.

3.2 Authorization. All corporate action on the part of the Company necessary (i) for the authorization, execution and delivery of the Transaction Documents, and (ii) for the performance of all obligations of the Company under the Transaction Documents has been taken. The Transaction Documents will constitute valid and legally binding obligations of the Company, enforceable against the Company in accordance with their respective terms, except (i) as limited by applicable bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance and transfer and other laws of general application affecting enforcement of creditors’ rights generally, (ii) as limited by laws relating to the availability of specific performance, injunctive relief or other equitable remedies, and (iii) except as set forth in Section 4.3.

3.3 Valid Issuance of Note. The Note when issued, sold and delivered in accordance with the terms of this Agreement for the consideration provided in this Agreement, will be duly and validly issued.

3.4 No Conflict. The execution, delivery and performance of the Transaction Documents and the consummation of the transactions contemplated by the Transaction Documents will not (i) result in any violation or default under any material contract or agreement to which the Company is a party or by which the Company or its assets are bound or any provision of the Company’s certificate of incorporation or by-laws or (ii) violate any instrument, agreement, judgment, decree or order, or any statute, rule or regulation of any federal, state or local government or agency to which the Company is a party or its assets are subject, except as set forth in Section 4.3.

4. Representations, Warranties and Covenants of Purchaser. Purchaser hereby represents, warrants and covenants that:

4.1 Authorization. Purchaser has full power and authority to enter into the this Agreement, and this Agreement constitutes its valid and legally binding obligation, enforceable against Purchaser in accordance with its terms, except (i) as limited by applicable bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance and transfer and other laws of general application affecting enforcement of creditors’ rights generally, and (ii) as limited by laws relating to the availability of specific performance, injunctive relief or other equitable remedies.

4.2 Private Placement. Purchaser understands and acknowledges that the sale of the Note to Purchaser under this Agreement is intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(2) of the Securities Act and the applicable provisions of Regulation D promulgated thereunder (“Regulation D”) and that the Company is relying on Purchaser’s representations and warranties in connection with the Regulation D exemption. In furtherance thereof, Purchaser represents and warrants to the Company as follows:

(a) Purchaser is an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

(b) Purchaser realizes that the basis for exemption would not be available if the sale of the Note was part of a plan or scheme to evade registration provisions of the Securities Act or any applicable state or federal securities laws.

(c) Purchaser is acquiring the Note solely for Purchaser’s own beneficial account, for investment purposes, and not with a view towards, or resale in connection with, any distribution of all or any portion of the Note.

(d) Purchaser has the financial ability to bear the economic risk of Purchaser’s investment, has adequate means for providing for its current needs and contingencies, and has no need for liquidity with respect to an investment in the Note.

(e) Purchaser understands and accepts that the purchase of the Note is highly risky. Purchaser represents that it is able to bear any loss associated with an investment in the Note, including loss of all or any portion of the Principal Amount and/or accrued and unpaid interest on the Note.

(f) Purchaser has such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of an investment in the Note.

(g) Purchaser has had a reasonable opportunity to ask questions of and receive answers from a person or persons acting on behalf of the Company concerning the sale of the Note and the business, financial condition, results of operations and prospects of the Company. Purchaser has had access to such information concerning the Company and the Note as it deems necessary to make an informed investment decision concerning the purchase of the Note.

(h) Purchaser is unaware of, and is in no way relying on, any form of general solicitation or general advertising, including, without limitation, any article, notice, advertisement or other communication published in any newspaper, magazine or similar media or broadcast over television or radio, or electronic mail over the Internet, in connection with the sale of the Note and is not purchasing the Note and did not become aware of the sale of the Note through or as a result of any seminar or meeting to which Purchaser was invited by, or any solicitation of a subscription by, a person not previously known to Purchaser in connection with investments in securities generally.

(i) Purchaser represents that it is not relying on (and will not at any time rely on) any communication (written or oral) of the Company, as investment advice or as a recommendation to purchase the Note, it being understood that information and explanations related to the terms and conditions of the Note shall not be considered investment advice or a recommendation to purchase the Note.

(j) Purchaser confirms that the Company has not (i) given any guarantee or representation as to the potential success, return, effect or benefit (either legal, regulatory, tax, financial, accounting or otherwise) of investment in the Note or (ii) made any representation to Purchaser regarding the legality of an investment in the Note under applicable legal investment or similar laws or regulations. In deciding to purchase the Note, Purchaser is not relying on the advice or recommendations of the Company and Purchaser has made its own independent decision that the investment in the Note is suitable and appropriate for Purchaser.

(k) In entering into this Agreement and purchasing the Note, Purchaser is relying only on the representations and warranties of the Company set forth in Section 3 of this Agreement and specifically disclaims that it is relying on or has relied on any representations, warranties or statements that may have been made by any other person.

(l) Purchaser understands that no federal or state agency has passed upon the merits or risks of an investment in the Note or made any finding or determination concerning the fairness or advisability of this investment.

4.3 Usury. Purchaser understands, acknowledges and accepts that the ____% interest rate on the Note may exceed the maximum rate of interest permissible under any applicable law at any time and that as a result Purchaser may not receive all or any portion of the interest to which it would otherwise be entitled pursuant to the terms of the Note, and may incur civil or criminal liability therefor.

4.4 Restricted Securities. Purchaser understands that the Note is characterized as a “restricted security” under the federal securities laws inasmuch as it is being acquired from the Company in a transaction not involving a public offering and that under such laws and applicable regulations the Note may be resold without registration under the Securities Act only in certain limited circumstances. In the absence of an effective registration statement covering the Note or an available exemption from registration under the Securities Act, the Note must be held indefinitely. In this connection, Purchaser represents that it is familiar with and understands the resale limitations imposed thereby and by the Securities Act.

2

4.5 Restrictions on Transfer.

(a) In addition to the restrictions stated in Section 5.2 below, Purchaser agrees not to make any disposition of all or any portion of the Note unless and until:

(i) There is then in effect a registration statement under the Securities Act, covering such proposed disposition and such disposition is made in accordance with such registration statement; or

(ii) (A) The transferee has agreed in writing to be bound by the terms of all of the Transaction Documents, (B) Purchaser shall have notified the Company of the proposed disposition and shall have furnished the Company with a detailed statement of the circumstances surrounding the proposed disposition, (C) the Company shall have reasonably approved the proposed disposition, and (D) if reasonably requested by the Company, Purchaser shall have furnished the Company with an opinion of counsel, reasonably satisfactory to the Company, that such disposition will not require registration of proposed transaction involving the Note under the Securities Act.

(b) The Note shall be stamped or otherwise imprinted with a legend substantially similar to the following (in addition to any legend required under applicable state securities laws or as provided elsewhere in this Agreement):

THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE “ACT”), AND MAY NOT BE OFFERED, SOLD OR OTHERWISE TRANSFERRED, ASSIGNED, PLEDGED OR HYPOTHECATED UNLESS AND UNTIL REGISTERED UNDER THE ACT OR UNLESS GEOVIC MINING CORP. (THE “COMPANY”) HAS RECEIVED AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE COMPANY AND ITS COUNSEL THAT SUCH REGISTRATION IS NOT REQUIRED. THE TRANSFER OF THE SECURITIES REPRESENTED BY THIS CERTIFICATE IS SUBJECT TO THE CONDITIONS SPECIFIED IN THE NOTE PURCHASE AGREEMENT, DATED AS OF AUGUST     , 2014, BY AND AMONG THE COMPANY AND PURCHASER (AS DEFINED THEREIN), AS AMENDED AND MODIFIED FROM TIME TO TIME. A COPY OF SUCH CONDITIONS SHALL BE FURNISHED BY THE COMPANY UPON WRITTEN REQUEST AND WITHOUT CHARGE.

4.6 Tax and Legal Advisors. Purchaser has reviewed with its own tax and legal advisors the federal, state and local tax consequences and legal aspects of this investment, where applicable, and the transactions contemplated by the Transaction Documents. Purchaser is relying solely on such advisors and not on any statements or representations of the Company or any of its agents. Purchaser understands that Purchaser (and not the Company) shall be responsible for Purchaser’s own tax liability that may arise as a result of this investment or the transactions contemplated by this Agreement.

5. Miscellaneous.

5.1 Survival. The representations, warranties and covenants of the Company and Purchaser in this Agreement shall survive the execution and delivery of this Agreement.

5.2 Successors and Assigns. Purchaser may not assign any of its rights or obligations under this Agreement or the Note without the prior written consent of the Company, and the Company shall not assign any of its rights or obligations hereunder without the prior written consent of Purchaser. Subject to the foregoing, the terms and conditions of this Agreement shall inure to the benefit of and be binding upon the permitted successors and assigns of the Parties (including any permitted transferees of the Note). Nothing in this Agreement, express or implied, is intended to confer upon any Party, other than the Parties hereto or their respective successors and assigns, any rights, remedies, obligations or liabilities under or by reason of this Agreement, except as expressly provided in this Agreement. Any permitted successor or assignee of Purchaser shall be treated as a “Purchaser” for all purposes hereunder.

5.3 Governing Law; Submission to Jurisdiction. This Agreement shall be governed by and construed in accordance with the domestic laws of the State of Delaware, without giving effect to any choice of law or conflict of law provision or rule (whether of the State of Delaware or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of Delaware. The Delaware Court of Chancery shall have exclusive jurisdiction over any and all disputes, whether in law or equity, arising out of or relating to this Agreement, and the Parties consent to and agree to submit to the exclusive jurisdiction of such court; provided, however, that if the Delaware Court of Chancery determines that it does not have jurisdiction, the Parties consent to and agree to submit to the exclusive jurisdiction of the state or federal courts located within the State of Delaware.

5.4 Titles and Subtitles. The titles and subtitles used in this Agreement are used for convenience only and are not to be considered in construing or interpreting this Agreement.

3

5.5 Notices. All notices required or permitted hereunder shall be in writing and shall be deemed effectively given: (i) upon personal delivery to the Party to be notified, (ii)when sent by email if sent during normal business hours of the recipient, if not, then on the next business day; (iii) five days after having been sent by registered or certified mail, return receipt requested, postage prepaid; or (iv) one day after deposit with a nationally recognized overnight courier, specifying next day delivery, with written verification of receipt. All communications shall be sent to the address on the signature page hereof or at such other address as such Party may designate by ten days advance written notice to the other parties hereto.

5.6 Finder’s Fee. Each Party represents that it neither is nor will be obligated for any finders’ fee or commission in connection with this transaction. Each Party agrees to indemnify and to hold harmless the other Party from any liability for any commission or compensation in the nature of a finders’ fee (and the costs and expenses of defending against such liability or asserted liability) for which such Party or any of its officers, members, agents, employees or representatives is responsible.

5.7 Amendments and Waivers. Any term of this Agreement may be amended and the observance of any term of this Agreement may be waived (either generally or in a particular instance and either retroactively or prospectively), only with the prior written consent of the Company and Purchaser.

5.8 Severability. If one or more provisions of this Agreement are held to be unenforceable under applicable law, such provision shall be excluded from this Agreement and the balance of the Agreement shall be interpreted as if such provision were so excluded and shall be enforceable in accordance with its terms.

5.9 Entire Agreement. This Agreement, the Transaction Documents and the documents referred to herein and therein constitute the entire agreement between the Parties and no Party shall be liable or bound to any other Party in any manner by any warranties, representations or covenants except as specifically stated in the Transaction Documents.

5.10 Counterparts. This Agreement may be executed in one or more counterparts, each of which, when executed, will be deemed to be an original and all of which, when taken together, will be deemed to constitute one and the same instrument. A signed copy of this Agreement delivered by email, facsimile or other means of electronic transmission shall be deemed to have the same legal effect as delivery of an original signed copy of this Agreement.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

4

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, in thousands, except share amounts)

	Common Stock		Additional paid-in capital	Deficit	Non-controlling Interest	Total
	Shares	Amount
Balance, December 31, 2012	106,639,602	$ 11	$ 110,577	$ (113,563)	$ 8,973	$ 5,998

Vesting of restricted stock [note 8]............	80,000	—	—	—	—	—
Stock-based compensation [note 8]..........	—	—	4	—	—	4
Non-controlling interest contribution..........	—	—	—	—	478	478
Net loss for year.............................................	—	—	—	(7,231)	(980)	(8,211)

Balance, December 31, 2013.....................	106,719,602	$ 11	$ 110,581	$ (120,794)	$ 8,471	$ (1,731)

Issuance of common stock [note 6]..........	3,962,987	—	—	—	—	—
Net loss.............................................................	—	—	—	(5,767)	(448)	(6,215)

Balance, September 30, 2014....................	110,682,589	$ 11	$ 110,581	$ (126,561)	$ 8,023	$ (7,946)

The accompanying notes are an integral part of these financial statements

5

IN WITNESS WHEREOF, the Parties have executed this Agreement as of the Effective Date.

COMPANY:

GEOVIC MINING CORP.

By:
Name:	Michael T. Mason
Title:	Chief Executive Officer

Address:	5500 E. Yale Avenue, Suite 302
Denver, Colorado 80222
Attention: Chief Financial Officer
Email: ghill@geovic.net

PURCHASER:

By:
Name:
Title:

Address:

Attention:
Email:

[SIGNATURE PAGE TO NOTE PURCHASE AGREEMENT]

EXHIBIT A

Form of Promissory Note

THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE “ACT”), AND MAY NOT BE OFFERED, SOLD OR OTHERWISE TRANSFERRED, ASSIGNED, PLEDGED OR HYPOTHECATED UNLESS AND UNTIL REGISTERED UNDER THE ACT OR UNLESS GEOVIC MINING CORP. (THE “COMPANY”) HAS RECEIVED AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE COMPANY AND ITS COUNSEL THAT SUCH REGISTRATION IS NOT REQUIRED. THE TRANSFER OF THE SECURITIES REPRESENTED BY THIS CERTIFICATE IS SUBJECT TO THE CONDITIONS SPECIFIED IN THE NOTE PURCHASE AGREEMENT, DATED AS OF AUGUST     , 2014, BY AND AMONG THE COMPANY AND PURCHASER (AS DEFINED THEREIN), AS AMENDED AND MODIFIED FROM TIME TO TIME. A COPY OF SUCH CONDITIONS SHALL BE FURNISHED BY THE COMPANY UPON WRITTEN REQUEST AND WITHOUT CHARGE.

PROMISSORY NOTE

Principal Amount: $	August , 2014

FOR VALUE RECEIVED, the undersigned, Geovic Mining Corp., a Delaware corporation (the “Company”), hereby promises to pay to the order of                                          , a                                           (“Purchaser”), at the offices of Purchaser, located at                                          , on the Maturity Date, in lawful money of the United States of America in immediately available funds, the Principal Amount of $         (the “Principal Amount”) and Interest thereon from the date of this Note at the Interest Rate.

Capitalized terms used herein and not otherwise defined shall have the meanings assigned to such terms in the Note Purchase Agreement, dated as of August     , 2014, by and between the Company and Purchaser, as amended, modified, restated or supplemented from time to time (the “Note Purchase Agreement”).

1. Note Interest. Except as otherwise provided in this Note, interest (“Interest”) shall accrue on the outstanding Principal Amount of the Note at the rate of two hundred percent (____%) per annum (the “Interest Rate”) and shall be due and payable on the Maturity Date (as defined in Section 2).

2. Note Maturity. The maturity date of this Note shall be the first anniversary of the date of this Note (the “Maturity Date”).

3. Prepayment. The Company may prepay this Note, in whole or in part and without penalty, at any time upon 30 calendar days’ prior written notice to Purchaser. The Company shall prepay this Note, in whole (but not in part) and without penalty, within five business days following the consummation of the acquisition by Jiangxi Rare Metals Tungsten Holdings Group Company Ltd or by any other entity of the Company’s 60.5% interest in Geovic Cameroon, PLC, or the consummation of the acquisition of the Company by another company. All prepayments shall be applied first to accrued but unpaid Interest, and then to the unpaid Principal Amount.

4. Interest. If the effective rate of Interest which would otherwise be payable under this Note would exceed the maximum non-usurious rate of interest permitted under applicable law (the “Highest Lawful Rate”), or if the Purchaser shall receive monies that are deemed to constitute interest which would increase the effective rate of Interest payable under this Note to a rate in excess of the Highest Lawful Rate, (i) all such sums shall be spread over the entire life of the Note, (ii) to the extent required, the amount of Interest which would otherwise be payable under the Note shall be reduced to the maximum amount allowed under applicable law, and (iii) any Interest paid by the Company in excess of the Highest Lawful Rate shall, at the option of the Purchaser, be either refunded to the Company or credited on the Principal Amount.

5. Events of Default. In case of the occurrence of any of the following events (each, an “Event of Default”):

(a) the Company shall fail to pay the Principal Amount or Interest under this Note when due and payable, whether at the Maturity Date, by acceleration or otherwise, and shall not have cured such failure to pay within thirty days;

(b) any representation or warranty made by the Company in the Note Purchase Agreement shall be false or misleading in any material respect on the Effective Date;

(c) the Company shall (i) voluntarily commence any proceeding or file any petition or any notice of its intent to commence or file any such proceeding, petition or proposal seeking relief under Title 11 of the United States Code or any other federal or state bankruptcy, insolvency or similar law, (ii) apply for or consent to the appointment of a receiver, trustee, custodian, sequestrator or similar official for any such Person (as defined below) or for any substantial part of its property or assets, (iii) make a general assignment for the benefit of creditors, or (iv) take any corporate or stockholder action in furtherance of any of the foregoing; “Person” means an individual, a partnership, a corporation, a limited liability company, an association, a joint stock company, a trust, a joint venture, an unincorporated organization or governmental entity or any department, agency or political subdivision thereof; or

(d) an involuntary proceeding shall be commenced or an involuntary petition shall be filed in a court of competent jurisdiction seeking (i) relief in respect of the Company or of any substantial part of the property or assets thereof, under Title 11 of the United States Code or any other federal or state bankruptcy, insolvency or similar law, (ii) the appointment of a receiver, trustee, custodian, sequestrator or similar official for the Company or any substantial part of its property or (iii) the winding-up or liquidation of the Company, and such proceeding, petition or order shall continue unstayed and in effect for a period of 90 consecutive days;

then, upon the occurrence of any such Event of Default (other than an Event of Default described in Section 5(c) or (d) above, in which case the Principal Amount of this Note and all accrued and unpaid Interest automatically shall become immediately due and payable in full), at any time thereafter during the continuation of such Event of Default, Purchaser may elect, by written notice to the Company, to declare this Note to be forthwith due and payable, whereupon the entire unpaid Principal Amount of this Note, together with accrued and unpaid Interest, shall become forthwith due and payable, without presentment, demand, protest or any other notice of any kind, all of which are hereby expressly waived by the Company, anything in the Note Purchase Agreement or this Note to the contrary notwithstanding. In that event, Purchaser shall be entitled to exercise any and all other remedies provided hereunder and under this Note or available at law or in equity.

6. Transfer. Purchaser shall not dispose of all or any portion of this Note without the prior written consent of the Company, and then only in compliance with all of the provisions of Section 4.5 of the Note Purchase Agreement.

7. Waiver. The Company hereby waives diligence, presentment, demand, protest and notice of any kind whatsoever, other than as expressly required by the Note Purchase Agreement. The nonexercise by Purchaser of any of its rights hereunder or under the Note Purchase Agreement in any particular instance shall not constitute a waiver thereof in that or any subsequent instance.

8. Governing Law; Submission to Jurisdiction. This Note shall be governed by and construed in accordance with the domestic laws of the State of Delaware, without giving effect to any choice of law or conflict of law provision or rule (whether of the State of Delaware or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of Delaware. The Delaware Court of Chancery shall have exclusive jurisdiction over any and all disputes, whether in law or equity, arising out of or relating to this Note, and the Company and Purchaser consent to and agree to submit to the exclusive jurisdiction of such court; provided, however, that if the Delaware Court of Chancery determines that it does not have jurisdiction, the Company and Purchaser consent to and agree to submit to the exclusive jurisdiction of the state or federal courts located within the State of Delaware.

9. Invalidity. In the event that any one or more of the provisions of this Note shall, for any reason, be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision of this Note.

* * *

GEOVIC MINING CORP.

By:
Name:
Title:

2

Exhibit 10.2

NOTE PURCHASE AGREEMENT

This Note Purchase Agreement (this “Agreement”) is made and entered into as of September     , 2014 (the “Effective Date”), by and between Geovic Mining Corp., a Delaware corporation (the “Company”), and                                          , a                                           (“Purchaser”). The Company and Purchaser sometimes are referred to herein collectively as the “Parties,” and each individually as a “Party.”

RECITALS

The Company and Purchaser desire to enter into this Agreement pursuant to which, among other things, Purchaser agrees to acquire from the Company, and the Company agrees to issue to Purchaser, a promissory note (the “Note”) in the principal amount of $         (the “Principal Amount”). This Agreement and the Note sometimes are collectively referred to in this Agreement as the “Transaction Documents.”

AGREEMENTS

In consideration of the mutual promises, representations, warranties, covenants and conditions in this Agreement, and other good and valuable consideration, the receipt and sufficiency of which hereby are acknowledged, the Parties agree as follows:

1. Purchase and Sale of the Note. Subject to the terms and conditions in this Agreement, on the Effective Date, the Company agrees to sell to Purchaser, and Purchaser agrees to purchase from the Company, the Note in the form attached as Exhibit A, for a purchase price equal to the Principal Amount (the “Purchase Price”).

2. Payment of the Purchase Price and Delivery of Note. On the Effective Date the Company shall deliver to Purchaser the Note, duly executed by the Company, and Purchaser shall pay to the Company the Purchase Price for its Note, by certified check or wire transfer of immediately available funds to the Company’s designated account.

3. Representations and Warranties of the Company. The Company represents and warrants to Purchaser, to the best of its knowledge and belief, as follows:

3.1 Organization, Good Standing and Qualification. The Company is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Delaware. The Company is duly qualified to transact business and is in good standing in each jurisdiction in which the failure to so qualify would reasonably be expected to have a material adverse effect on its business or properties.

3.2 Authorization. All corporate action on the part of the Company necessary (i) for the authorization, execution and delivery of the Transaction Documents, and (ii) for the performance of all obligations of the Company under the Transaction Documents has been taken. The Transaction Documents will constitute valid and legally binding obligations of the Company, enforceable against the Company in accordance with their respective terms, except (i) as limited by applicable bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance and transfer and other laws of general application affecting enforcement of creditors’ rights generally, (ii) as limited by laws relating to the availability of specific performance, injunctive relief or other equitable remedies, and (iii) except as set forth in Section 4.3.

3.3 Valid Issuance of Note. The Note when issued, sold and delivered in accordance with the terms of this Agreement for the consideration provided in this Agreement, will be duly and validly issued.

3.4 No Conflict. The execution, delivery and performance of the Transaction Documents and the consummation of the transactions contemplated by the Transaction Documents will not (i) result in any violation or default under any material contract or agreement to which the Company is a party or by which the Company or its assets are bound or any provision of the Company’s certificate of incorporation or by-laws or (ii) violate any instrument, agreement, judgment, decree or order, or any statute, rule or regulation of any federal, state or local government or agency to which the Company is a party or its assets are subject, except as set forth in Section 4.3.

4. Representations, Warranties and Covenants of Purchaser. Purchaser hereby represents, warrants and covenants that:

4.1 Authorization. Purchaser has full power and authority to enter into the this Agreement, and this Agreement constitutes its valid and legally binding obligation, enforceable against Purchaser in accordance with its terms, except (i) as limited by applicable bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance and transfer and other laws of general application affecting enforcement of creditors’ rights generally, and (ii) as limited by laws relating to the availability of specific performance, injunctive relief or other equitable remedies.

4.2 Private Placement. Purchaser understands and acknowledges that the sale of the Note to Purchaser under this Agreement is intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(2) of the Securities Act and the applicable provisions of Regulation D promulgated thereunder (“Regulation D”) and that the Company is relying on Purchaser’s representations and warranties in connection with the Regulation D exemption. In furtherance thereof, Purchaser represents and warrants to the Company as follows:

(a) Purchaser is an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

(b) Purchaser realizes that the basis for exemption would not be available if the sale of the Note was part of a plan or scheme to evade registration provisions of the Securities Act or any applicable state or federal securities laws.

(c) Purchaser is acquiring the Note solely for Purchaser’s own beneficial account, for investment purposes, and not with a view towards, or resale in connection with, any distribution of all or any portion of the Note.

(d) Purchaser has the financial ability to bear the economic risk of Purchaser’s investment, has adequate means for providing for its current needs and contingencies, and has no need for liquidity with respect to an investment in the Note.

(e) Purchaser understands and accepts that the purchase of the Note is highly risky. Purchaser represents that it is able to bear any loss associated with an investment in the Note, including loss of all or any portion of the Principal Amount and/or accrued and unpaid interest on the Note.

(f) Purchaser has such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of an investment in the Note.

(g) Purchaser has had a reasonable opportunity to ask questions of and receive answers from a person or persons acting on behalf of the Company concerning the sale of the Note and the business, financial condition, results of operations and prospects of the Company. Purchaser has had access to such information concerning the Company and the Note as it deems necessary to make an informed investment decision concerning the purchase of the Note.

(h) Purchaser is unaware of, and is in no way relying on, any form of general solicitation or general advertising, including, without limitation, any article, notice, advertisement or other communication published in any newspaper, magazine or similar media or broadcast over television or radio, or electronic mail over the Internet, in connection with the sale of the Note and is not purchasing the Note and did not become aware of the sale of the Note through or as a result of any seminar or meeting to which Purchaser was invited by, or any solicitation of a subscription by, a person not previously known to Purchaser in connection with investments in securities generally.

(i) Purchaser represents that it is not relying on (and will not at any time rely on) any communication (written or oral) of the Company, as investment advice or as a recommendation to purchase the Note, it being understood that information and explanations related to the terms and conditions of the Note shall not be considered investment advice or a recommendation to purchase the Note.

(j) Purchaser confirms that the Company has not (i) given any guarantee or representation as to the potential success, return, effect or benefit (either legal, regulatory, tax, financial, accounting or otherwise) of investment in the Note or (ii) made any representation to Purchaser regarding the legality of an investment in the Note under applicable legal investment or similar laws or regulations. In deciding to purchase the Note, Purchaser is not relying on the advice or recommendations of the Company and Purchaser has made its own independent decision that the investment in the Note is suitable and appropriate for Purchaser.

(k) In entering into this Agreement and purchasing the Note, Purchaser is relying only on the representations and warranties of the Company set forth in Section 3 of this Agreement and specifically disclaims that it is relying on or has relied on any representations, warranties or statements that may have been made by any other person.

(l) Purchaser understands that no federal or state agency has passed upon the merits or risks of an investment in the Note or made any finding or determination concerning the fairness or advisability of this investment.

4.3 Usury. Purchaser understands, acknowledges and accepts that the ____% interest rate on the Note may exceed the maximum rate of interest permissible under any applicable law at any time and that as a result Purchaser may not receive all or any portion of the interest to which it would otherwise be entitled pursuant to the terms of the Note, and may incur civil or criminal liability therefor.

4.4 Restricted Securities. Purchaser understands that the Note is characterized as a “restricted security” under the federal securities laws inasmuch as it is being acquired from the Company in a transaction not involving a public offering and that under such laws and applicable regulations the Note may be resold without registration under the Securities Act only in certain limited circumstances. In the absence of an effective registration statement covering the Note or an available exemption from registration under the Securities Act, the Note must be held indefinitely. In this connection, Purchaser represents that it is familiar with and understands the resale limitations imposed thereby and by the Securities Act.

2

4.5 Restrictions on Transfer.

(a) In addition to the restrictions stated in Section 5.2 below, Purchaser agrees not to make any disposition of all or any portion of the Note unless and until:

(i) There is then in effect a registration statement under the Securities Act, covering such proposed disposition and such disposition is made in accordance with such registration statement; or

(ii) (A) The transferee has agreed in writing to be bound by the terms of all of the Transaction Documents, (B) Purchaser shall have notified the Company of the proposed disposition and shall have furnished the Company with a detailed statement of the circumstances surrounding the proposed disposition, (C) the Company shall have reasonably approved the proposed disposition, and (D) if reasonably requested by the Company, Purchaser shall have furnished the Company with an opinion of counsel, reasonably satisfactory to the Company, that such disposition will not require registration of proposed transaction involving the Note under the Securities Act.

(b) The Note shall be stamped or otherwise imprinted with a legend substantially similar to the following (in addition to any legend required under applicable state securities laws or as provided elsewhere in this Agreement):

THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE “ACT”), AND MAY NOT BE OFFERED, SOLD OR OTHERWISE TRANSFERRED, ASSIGNED, PLEDGED OR HYPOTHECATED UNLESS AND UNTIL REGISTERED UNDER THE ACT OR UNLESS GEOVIC MINING CORP. (THE “COMPANY”) HAS RECEIVED AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE COMPANY AND ITS COUNSEL THAT SUCH REGISTRATION IS NOT REQUIRED. THE TRANSFER OF THE SECURITIES REPRESENTED BY THIS CERTIFICATE IS SUBJECT TO THE CONDITIONS SPECIFIED IN THE NOTE PURCHASE AGREEMENT, DATED AS OF SEPTEMBER     , 2014, BY AND AMONG THE COMPANY AND PURCHASER (AS DEFINED THEREIN), AS AMENDED AND MODIFIED FROM TIME TO TIME. A COPY OF SUCH CONDITIONS SHALL BE FURNISHED BY THE COMPANY UPON WRITTEN REQUEST AND WITHOUT CHARGE.

4.6 Tax and Legal Advisors. Purchaser has reviewed with its own tax and legal advisors the federal, state and local tax consequences and legal aspects of this investment, where applicable, and the transactions contemplated by the Transaction Documents. Purchaser is relying solely on such advisors and not on any statements or representations of the Company or any of its agents. Purchaser understands that Purchaser (and not the Company) shall be responsible for Purchaser’s own tax liability that may arise as a result of this investment or the transactions contemplated by this Agreement.

5. Miscellaneous.

5.1 Survival. The representations, warranties and covenants of the Company and Purchaser in this Agreement shall survive the execution and delivery of this Agreement.

5.2 Successors and Assigns. Purchaser may not assign any of its rights or obligations under this Agreement or the Note without the prior written consent of the Company, and the Company shall not assign any of its rights or obligations hereunder without the prior written consent of Purchaser. Subject to the foregoing, the terms and conditions of this Agreement shall inure to the benefit of and be binding upon the permitted successors and assigns of the Parties (including any permitted transferees of the Note). Nothing in this Agreement, express or implied, is intended to confer upon any Party, other than the Parties hereto or their respective successors and assigns, any rights, remedies, obligations or liabilities under or by reason of this Agreement, except as expressly provided in this Agreement. Any permitted successor or assignee of Purchaser shall be treated as a “Purchaser” for all purposes hereunder.

5.3 Governing Law; Submission to Jurisdiction. This Agreement shall be governed by and construed in accordance with the domestic laws of the State of Delaware, without giving effect to any choice of law or conflict of law provision or rule (whether of the State of Delaware or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of Delaware. The Delaware Court of Chancery shall have exclusive jurisdiction over any and all disputes, whether in law or equity, arising out of or relating to this Agreement, and the Parties consent to and agree to submit to the exclusive jurisdiction of such court; provided, however, that if the Delaware Court of Chancery determines that it does not have jurisdiction, the Parties consent to and agree to submit to the exclusive jurisdiction of the state or federal courts located within the State of Delaware.

5.4 Titles and Subtitles. The titles and subtitles used in this Agreement are used for convenience only and are not to be considered in construing or interpreting this Agreement.

3

5.5 Notices. All notices required or permitted hereunder shall be in writing and shall be deemed effectively given: (i) upon personal delivery to the Party to be notified, (ii)when sent by email if sent during normal business hours of the recipient, if not, then on the next business day; (iii) five days after having been sent by registered or certified mail, return receipt requested, postage prepaid; or (iv) one day after deposit with a nationally recognized overnight courier, specifying next day delivery, with written verification of receipt. All communications shall be sent to the address on the signature page hereof or at such other address as such Party may designate by ten days advance written notice to the other parties hereto.

5.6 Finder’s Fee. Each Party represents that it neither is nor will be obligated for any finders’ fee or commission in connection with this transaction. Each Party agrees to indemnify and to hold harmless the other Party from any liability for any commission or compensation in the nature of a finders’ fee (and the costs and expenses of defending against such liability or asserted liability) for which such Party or any of its officers, members, agents, employees or representatives is responsible.

5.7 Amendments and Waivers. Any term of this Agreement may be amended and the observance of any term of this Agreement may be waived (either generally or in a particular instance and either retroactively or prospectively), only with the prior written consent of the Company and Purchaser.

5.8 Severability. If one or more provisions of this Agreement are held to be unenforceable under applicable law, such provision shall be excluded from this Agreement and the balance of the Agreement shall be interpreted as if such provision were so excluded and shall be enforceable in accordance with its terms.

5.9 Entire Agreement. This Agreement, the Transaction Documents and the documents referred to herein and therein constitute the entire agreement between the Parties and no Party shall be liable or bound to any other Party in any manner by any warranties, representations or covenants except as specifically stated in the Transaction Documents.

5.10 Counterparts. This Agreement may be executed in one or more counterparts, each of which, when executed, will be deemed to be an original and all of which, when taken together, will be deemed to constitute one and the same instrument. A signed copy of this Agreement delivered by email, facsimile or other means of electronic transmission shall be deemed to have the same legal effect as delivery of an original signed copy of this Agreement.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

4

IN WITNESS WHEREOF, the Parties have executed this Agreement as of the Effective Date.

COMPANY:

GEOVIC MINING CORP.

By:
Name:	Michael T. Mason
Title:	Chief Executive Officer

Address:	5500 E. Yale Avenue, Suite 302
Denver, Colorado 80222
Attention: Chief Financial Officer
Email: ghill@geovic.net

PURCHASER:

By:
Name:
Title:

Address:

Attention:
Email:

[SIGNATURE PAGE TO NOTE PURCHASE AGREEMENT]

EXHIBIT A

Form of Promissory Note

THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE “ACT”), AND MAY NOT BE OFFERED, SOLD OR OTHERWISE TRANSFERRED, ASSIGNED, PLEDGED OR HYPOTHECATED UNLESS AND UNTIL REGISTERED UNDER THE ACT OR UNLESS GEOVIC MINING CORP. (THE “COMPANY”) HAS RECEIVED AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE COMPANY AND ITS COUNSEL THAT SUCH REGISTRATION IS NOT REQUIRED. THE TRANSFER OF THE SECURITIES REPRESENTED BY THIS CERTIFICATE IS SUBJECT TO THE CONDITIONS SPECIFIED IN THE NOTE PURCHASE AGREEMENT, DATED AS OF SEPTEMBER     , 2014, BY AND AMONG THE COMPANY AND PURCHASER (AS DEFINED THEREIN), AS AMENDED AND MODIFIED FROM TIME TO TIME. A COPY OF SUCH CONDITIONS SHALL BE FURNISHED BY THE COMPANY UPON WRITTEN REQUEST AND WITHOUT CHARGE.

PROMISSORY NOTE

Principal Amount: $	September , 2014

FOR VALUE RECEIVED, the undersigned, Geovic Mining Corp., a Delaware corporation (the “Company”), hereby promises to pay to the order of                                          , a                                           (“Purchaser”), at the offices of Purchaser, located at                                          , on the Maturity Date, in lawful money of the United States of America in immediately available funds, the Principal Amount of $         (the “Principal Amount”) and Interest thereon from the date of this Note at the Interest Rate.

Capitalized terms used herein and not otherwise defined shall have the meanings assigned to such terms in the Note Purchase Agreement, dated as of September    , 2014, by and between the Company and Purchaser, as amended, modified, restated or supplemented from time to time (the “Note Purchase Agreement”).

1. Note Interest. Except as otherwise provided in this Note, interest (“Interest”) shall accrue on the outstanding Principal Amount of the Note at the rate of two hundred percent (_____%) per annum (the “Interest Rate”) and shall be due and payable on the Maturity Date (as defined in Section 2).

2. Note Maturity. The maturity date of this Note shall be the first anniversary of the date of this Note (the “Maturity Date”).

3. Prepayment. The Company may prepay this Note, in whole or in part and without penalty, at any time upon 30 calendar days’ prior written notice to Purchaser. The Company shall prepay this Note, in whole (but not in part) and without penalty, within five business days following the consummation of the acquisition by Jiangxi Rare Metals Tungsten Holdings Group Company Ltd or by any other entity of the Company’s 60.5% interest in Geovic Cameroon, PLC, or the consummation of the acquisition of the Company by another company. All prepayments shall be applied first to accrued but unpaid Interest, and then to the unpaid Principal Amount.

4. Interest. If the effective rate of Interest which would otherwise be payable under this Note would exceed the maximum non-usurious rate of interest permitted under applicable law (the “Highest Lawful Rate”), or if the Purchaser shall receive monies that are deemed to constitute interest which would increase the effective rate of Interest payable under this Note to a rate in excess of the Highest Lawful Rate, (i) all such sums shall be spread over the entire life of the Note, (ii) to the extent required, the amount of Interest which would otherwise be payable under the Note shall be reduced to the maximum amount allowed under applicable law, and (iii) any Interest paid by the Company in excess of the Highest Lawful Rate shall, at the option of the Purchaser, be either refunded to the Company or credited on the Principal Amount.

5. Events of Default. In case of the occurrence of any of the following events (each, an “Event of Default”):

(a) the Company shall fail to pay the Principal Amount or Interest under this Note when due and payable, whether at the Maturity Date, by acceleration or otherwise, and shall not have cured such failure to pay within thirty days;

(b) any representation or warranty made by the Company in the Note Purchase Agreement shall be false or misleading in any material respect on the Effective Date;

(c) the Company shall (i) voluntarily commence any proceeding or file any petition or any notice of its intent to commence or file any such proceeding, petition or proposal seeking relief under Title 11 of the United States Code or any other federal or state bankruptcy, insolvency or similar law, (ii) apply for or consent to the appointment of a receiver, trustee, custodian, sequestrator or similar official for any such Person (as defined below) or for any substantial part of its property or assets, (iii) make a general assignment for the benefit of creditors, or (iv) take any corporate or stockholder action in furtherance of any of the foregoing; “Person” means an individual, a partnership, a corporation, a limited liability company, an association, a joint stock company, a trust, a joint venture, an unincorporated organization or governmental entity or any department, agency or political subdivision thereof; or

(d) an involuntary proceeding shall be commenced or an involuntary petition shall be filed in a court of competent jurisdiction seeking (i) relief in respect of the Company or of any substantial part of the property or assets thereof, under Title 11 of the United States Code or any other federal or state bankruptcy, insolvency or similar law, (ii) the appointment of a receiver, trustee, custodian, sequestrator or similar official for the Company or any substantial part of its property or (iii) the winding-up or liquidation of the Company, and such proceeding, petition or order shall continue unstayed and in effect for a period of 90 consecutive days;

then, upon the occurrence of any such Event of Default (other than an Event of Default described in Section 5(c) or (d) above, in which case the Principal Amount of this Note and all accrued and unpaid Interest automatically shall become immediately due and payable in full), at any time thereafter during the continuation of such Event of Default, Purchaser may elect, by written notice to the Company, to declare this Note to be forthwith due and payable, whereupon the entire unpaid Principal Amount of this Note, together with accrued and unpaid Interest, shall become forthwith due and payable, without presentment, demand, protest or any other notice of any kind, all of which are hereby expressly waived by the Company, anything in the Note Purchase Agreement or this Note to the contrary notwithstanding. In that event, Purchaser shall be entitled to exercise any and all other remedies provided hereunder and under this Note or available at law or in equity.

6. Transfer. Purchaser shall not dispose of all or any portion of this Note without the prior written consent of the Company, and then only in compliance with all of the provisions of Section 4.5 of the Note Purchase Agreement.

7. Waiver. The Company hereby waives diligence, presentment, demand, protest and notice of any kind whatsoever, other than as expressly required by the Note Purchase Agreement. The nonexercise by Purchaser of any of its rights hereunder or under the Note Purchase Agreement in any particular instance shall not constitute a waiver thereof in that or any subsequent instance.

8. Governing Law; Submission to Jurisdiction. This Note shall be governed by and construed in accordance with the domestic laws of the State of Delaware, without giving effect to any choice of law or conflict of law provision or rule (whether of the State of Delaware or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of Delaware. The Delaware Court of Chancery shall have exclusive jurisdiction over any and all disputes, whether in law or equity, arising out of or relating to this Note, and the Company and Purchaser consent to and agree to submit to the exclusive jurisdiction of such court; provided, however, that if the Delaware Court of Chancery determines that it does not have jurisdiction, the Company and Purchaser consent to and agree to submit to the exclusive jurisdiction of the state or federal courts located within the State of Delaware.

9. Invalidity. In the event that any one or more of the provisions of this Note shall, for any reason, be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision of this Note.

* * *

GEOVIC MINING CORP.

By:
Name:
Title:

2

Geovic Mining Corp.

(an exploration stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,		Unaudited Period from Nov. 16, 1994 (inception) to September 30, 2014
	2014	2013	2014	2013
OPERATING ACTIVITIES
Consolidated net loss.............................................................	$ (2,185)	$ (2,460)	$ (6,215)	$ (6,450)	$ (173,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense.............................................................	49	183	250	581	5,434
Stock-based compensation expense...................................	—	—	—	4	18,701
Change in fair value of warrants.........................................	—	—	—	—	(675)
(Gain)/Loss on disposal of assets.........................................	(53)	12	(179)	(15)	180
Property, plant and equipment impairment [note 5].......	—	309	—	309	309
Write-off of mineral leases....................................................	—	—	—	—	3,244
Changes in non-cash operating working capital:
Decrease (increase) in restricted cash..................................	35	(11)	165	71	(159)
Decrease (increase) in prepaid expenses.............................	99	156	67	352	—
Decrease (increase) in other assets.......................................	62	45	15	55	—
Decrease (increase) in deposits.............................................	6	236	14	208	(14)
Increase (decrease) in accrued liabilities and other payables..............................................................................	1,431	195	3,461	30	4,528
Increase in accrued payroll and related..............................	379	250	1,132	250	1,876
Increase in accrued litigation................................................	—	250	—	250	250
Increase (decrease) in other liabilities..................................	—	(250)	—	(250)	471
Increase (decrease) in related party payable.....................	—	(2)	32	(31)	360

Cash used in operating activities............................	(177)	(1,087)	(1,258)	(4,636)	(138,880)
INVESTING ACTIVITIES
Purchases of property, plant and equipment.....................	—	(2)	—	(11)	(7,191)
Proceeds on sale of assets.....................................................	52	27	276	58	436
Acquisition of mineral leases................................................	—	—	—	—	(3,244)

Cash provided by (used in) investing activities...	52	25	276	47	(9,999)
FINANCING ACTIVITIES
Increase in short-term debt...................................................	92	120	867	120	1,531
Non-controlling interest contribution...................................	—	160	—	478	40,853
Proceeds from issuance of common stock and preferred stock.....................................................................................	—	—	—	—	95,589
Cash paid to rescind exercise of stock options..................	—	—	—	—	(15)
Proceeds from issuance of stock warrants.........................	—	—	—	—	16,168
Proceeds from exercise of stock options and warrants....	—	—	—	—	2,564
Stock issue costs......................................................................	—	—	—	—	(7,745)

Cash provided by financing activities...................	92	280	867	598	148,945

Net increase (decrease) in cash................................	(33)	(782)	(115)	(3,991)	66
Cash, beginning of period...........................................	99	1,050	181	4,259	—

Cash, end of period.....................................................	$ 66	$ 268	$ 66	$ 268	$ 66

The accompanying notes are an integral part of these financial statements

6

Exhibit 10.3

AMENDMENT NUMBER 1 TO NOTE purchase agreement

The Note Purchase Agreement (the “Agreement”)  between Geovic Mining Limited and               dated as of                  , 2013 is hereby amended effective as of October 31, 2014 as follows:.

A.    Paragraph 1 of Exhibit A to the Note Purchase Agreement which states:

1.                  Note Interest.  Except as otherwise provided in this Note, interest (“Interest”) shall accrue on the outstanding Principal Amount of the Note at the rate of two hundred percent (200%) per annum (the “Interest Rate”) and shall be due and payable on the Maturity Date (as defined in Section 2).

 is hereby deleted and replaced as follows:

1.                  Note Interest.  Except as otherwise provided in this Note, interest (“Interest”) shall accrue on the outstanding Principal Amount of the Note at the rate of two hundred percent (200%) per annum  for the first year and one percent (1%) per month thereafter (the “Interest Rate”) and shall be due and payable on the Maturity Date (as defined in Section 2).

B.     Paragraph 2 of Exhibit A to the Note Purchase Agreement which states:

2.                  Note Maturity.  The maturity date of this Note shall be the first anniversary of the date of this Note (the “Maturity Date”).

is hereby deleted and replaced as follows:

2.                  Note Maturity.  The maturity date of this Note shall be eighteen (18) months after the date of this Note (the “Maturity Date”).

C.     The Promissory Note issued pursuant to the Agreement is hereby voided and replaced with the Promissory Note attached as Exhibit A hereto.

D.    Capitalized terms used herein and not otherwise defined shall have the meanings assigned to such terms in the Note Purchase Agreement.

E.     All other terms and conditions in the Note Purchase Agreement remain in effect as of                   , 2014.

[REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]

2

IN WITNESS WHEREOF, the Parties have executed this Agreement as of                 , 2014

COMPANY:

GEOVIC MINING CORP.

By:

Name: Michael T. Mason

Title:    Chief Executive Officer

Address:     5500 E. Yale Avenue, Suite 302

Denver, Colorado 80222

Attention: Chief Financial Officer

Email: caserin@macspence.com

PURCHASER:

By:

Name:

Title:

Address:

Attention:

Email:

3

Exhibit A

The securities represented hereby have not been registered under the Securities Act of 1933, as amended (the "Act"), and may not be offered, sold or otherwise transferred, assigned, pledged or hypothecated unless and until registered under the Act or unless geovic mining corp. (the “Company”) has received an opinion of counsel reasonably satisfactory to the Company and its counsel that such registration is not required.  The transfer of the securities represented by this certificate is subject to the conditions specified in thE NOTE Purchase Agreement, dated as of OCTOBER __, 2013, by and AMONG the Company and Purchaser (as defined therein), as amended and modified from time to time.  A copy of such conditions shall be furnished by the Company upon written request and without charge.

PROMISSORY NOTE

Principal Amount: $                                                                                                                            , 2013

FOR VALUE RECEIVED, the undersigned, Geovic Mining Corp., a Delaware corporation (the “Company”), hereby promises to pay to the order of                                                                                                                                                  (“Purchaser”), at the offices of Purchaser, located at                                                                                                                                                                                                                                                 , on the Maturity Date, in lawful money of the United States of America in immediately available funds, the Principal Amount of $ (the “Principal Amount”) and Interest thereon from the date of this Note at the Interest Rate.

Capitalized terms used herein and not otherwise defined shall have the meanings assigned to such terms in the Note Purchase Agreement, dated as of                , 2013, by and between the Company and Purchaser, as amended, modified, restated or supplemented from time to time (the “Note Purchase Agreement”).

1.         Note Interest.  Except as otherwise provided in this Note, interest (“Interest”) shall accrue on the outstanding Principal Amount of the Note at the rate of two hundred percent (200%) per annum  for the first year and one percent (1%) per month thereafter (the “Interest Rate”) and shall be due and payable on the Maturity Date (as defined in Section 2).

2.         Note Maturity.  The maturity date of this Note shall be eighteen (18) months after the date of this Note (the “Maturity Date”).

3.         Prepayment.  The Company may prepay this Note, in whole or in part and without penalty, at any time upon 30 calendar days’ prior written notice to Purchaser.  The Company shall prepay this Note, in whole (but not in part) and without penalty, within five business days following the consummation of the acquisition by Jiangxi Rare Metals Tungsten Holdings Group Company Ltd of the Company’s 60.5% interest in Geovic Cameroon, PLC.  All prepayments shall be applied first to accrued but unpaid Interest, and then to the unpaid Principal Amount.

4.         Interest.  If the effective rate of Interest which would otherwise be payable under this Note would exceed the maximum non-usurious rate of interest permitted under applicable law (the “Highest Lawful Rate”), or if the Purchaser shall receive monies that are deemed to constitute interest which would increase the effective rate of Interest payable under this Note to a rate in excess of the Highest Lawful Rate, (i) all such sums shall be spread over the entire life of the Note, (ii) to the extent required, the amount of Interest which would otherwise be payable under the Note shall be reduced to the maximum amount allowed under applicable law, and (iii)  any Interest paid by the Company in

4

excess of the Highest Lawful Rate shall, at the option of the Purchaser, be either refunded to the Company or credited on the Principal Amount.

5.         Events of Default.  In case of the occurrence of any of the following events (each, an “Event of Default”):

(a)        the Company shall fail to pay the Principal Amount or Interest under this Note when due and payable, whether at the Maturity Date, by acceleration or otherwise, and shall not have cured such failure to pay within thirty days;

 (b)       any representation or warranty made by the Company in the Note Purchase Agreement shall be false or misleading in any material respect on the Effective Date;

(c)        the Company shall (i) voluntarily commence any proceeding or file any petition or any notice of its intent to commence or file any such proceeding, petition or proposal seeking relief under Title 11 of the United States Code or any other federal or state bankruptcy, insolvency or similar law, (ii) apply for or consent to the appointment of a receiver, trustee, custodian, sequestrator or similar official for any such Person (as defined below) or for any substantial part of its property or assets, (iii) make a general assignment for the benefit of creditors, or (iv) take any corporate or stockholder action in furtherance of any of the foregoing; “Person” means an individual, a partnership, a corporation, a limited liability company, an association, a joint stock company, a trust, a joint venture, an unincorporated organization or governmental entity or any department, agency or political subdivision thereof; or

(d)       an involuntary proceeding shall be commenced or an involuntary petition shall be filed in a court of competent jurisdiction seeking (i) relief in respect of the Company or of any substantial part of the property or assets thereof, under Title 11 of the United States Code or any other federal or state bankruptcy, insolvency or similar law, (ii) the appointment of a receiver, trustee, custodian, sequestrator or similar official for the Company or any substantial part of its property or (iii) the winding-up or liquidation of the Company, and such proceeding, petition or order shall continue unstayed and in effect for a period of 90 consecutive days;

then, upon the occurrence of any such Event of Default (other than an Event of Default described in Section 5(c) or (d) above, in which case the Principal Amount of this Note and all accrued and unpaid Interest automatically shall become immediately due and payable in full), at any time thereafter during the continuation of such Event of Default, Purchaser may elect, by written notice to the Company, to declare this Note to be forthwith due and payable, whereupon the entire unpaid Principal Amount of this Note, together with accrued and unpaid Interest, shall become forthwith due and payable, without presentment, demand, protest or any other notice of any kind, all of which are hereby expressly waived by the Company, anything in the Note Purchase Agreement or this Note to the contrary notwithstanding.  In that event, Purchaser shall be entitled to exercise any and all other remedies provided hereunder and under this Note or available at law or in equity.

6.         Transfer.  Purchaser shall not dispose of all or any portion of this Note without the prior written consent of the Company, and then only in compliance with all of the provisions of Section 4.5 of the Note Purchase Agreement.

7.         Waiver.  The Company hereby waives diligence, presentment, demand, protest and notice of any kind whatsoever, other than as expressly required by the Note Purchase Agreement.  The nonexercise by Purchaser of any of its rights hereunder or under the Note Purchase Agreement in any particular instance shall not constitute a waiver thereof in that or any subsequent instance.

8.         Governing Law; Submission to Jurisdiction.  This Note shall be governed by and construed in accordance with the domestic laws of the State of Delaware, without giving effect to any choice of law or

5

conflict of law provision or rule (whether of the State of Delaware or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of Delaware.  The Delaware Court of Chancery shall have exclusive jurisdiction over any and all disputes, whether in law or equity, arising out of or relating to this Note, and the Company and Purchaser consent to and agree to submit to the exclusive jurisdiction of such court; provided, however, that if the Delaware Court of Chancery determines that it does not have jurisdiction, the Company and Purchaser consent to and agree to submit to the exclusive jurisdiction of the state or federal courts located within the State of Delaware.

9.         Invalidity.  In the event that any one or more of the provisions of this Note shall, for any reason, be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision of this Note.

* * *

            GEOVIC MINING CORP.

                                                                        By:_____________________________________

                                                                        Name:  Michael T. Mason

                                                                        Title:    CEO

6

Exhibit 10.4

August 14, 2014	VIA E-MAIL

Employee Name and Address

Re: Salary Deferral Opportunity for August 2014

Dear [Employee Name]:

As you know, we are working on a strategic partner transaction with JXTC in China that would involve the sale of our interest in the Cameroon project. We are making progress, but it would take additional time to close and is subject to a variety of conditions and approvals.

We are also working on possible transactions involving our other projects, as well as raising additional financing for the company.

Under the circumstances, we are seeking to reduce the company’s expenditures.

As part of that effort, we are presenting to you and all other salaried employees a VOLUNTARY opportunity with respect to the August payroll, as follows:

1. You may, if you choose to do so, defer one-half of your base salary compensation for the month of August 2014. If you desire to defer more than this up to your full base salary compensation for August 2014, you are also welcome to do so (but in all events you must receive on a current basis enough of your base salary to cover mandatory tax and other withholdings as estimated by the company in its sole discretion on a good-faith basis).

2. Any amount that you defer would be payable to you, along with an additional payment equal to 200% of the amount deferred (the “Deferral Inducement Amount”), on the earlier of the following: (a) receipt of proceeds from JXTC or from any other entity from the sale of our interest in the Cameroon project, (b) consummation of the acquisition of the Company by another company, (c) receipt of proceeds from a significant financing in an amount expected to be sufficient to cover the company’s cash requirement for at least 6 months, or (d) March 14, 2014. We presently anticipate that the sale event involving JXTC or any other entity, or any acquisition of the Company, or any financing event, if they occur, may not be for a number of months.

I want to emphasize that the deferral opportunity described above (the “Deferral Opportunity”) is subject to your acceptance, and is entirely VOLUNTARY.

If you desire to accept the Deferral Opportunity, please complete the attached Salary Deferral Election and return it to Shelia Short by 5:00 p.m. (MT), August 20, 2014. If you do not return the Salary Deferral Election to Shelia by that time, we will assume that you decided to not participate in the Deferral Opportunity.

Thank you very much for your consideration.

Best regards,

Michael Mason
CEO

Attachment: Salary Deferral Election Form

1

Salary Deferral Election

I,                                           (print your name), hereby elect to take advantage of the “Deferral Opportunity” set forth in the accompanying letter sent to me by Geovic Mining Corp. (the “Company”), dated August 14, 2014 (the “Letter”). My deferral election is as follows:

1. I hereby elect to defer     % (print clearly the whole percentage of August 2014 salary you wish to defer) of my base salary for the month of August 2014 (the “Deferral Amount”). I understand that the Deferral Amount can be no less than 50% of my base salary for the month and may be up to the full amount of my base salary for the month, but that in all events I will receive on a current basis enough of my base salary for August 2014 to cover my mandatory tax and other withholdings as estimated by the Company in its sole discretion on a good-faith basis.

2. I understand and agree that the Deferral Amount and the Deferral Inducement Amount (as defined in the Letter) would be paid at the time or times set forth in the Letter.

3. I have read the Letter and reviewed the Deferral Opportunity in its entirety. I have been given the opportunity to consult with tax, legal, and financial advisors prior to making this deferral election.

4. I am making this base salary deferral on a VOLUNTARY basis and of my own free will. The Company has not pressured me in any way to make or refrain from making this deferral election.

5. I understand that the Deferral Amount and the Deferral Inducement Amount will be paid from the general assets of the Company, and no cash or other property will be held in trust or set aside for me in any way. I understand further that I will have no special claim to any of the Company’s assets as a result of this deferral election. My right to receive the amount I defer and to receive the Deferral Inducement Amount shall be no greater than a general, unsecured creditor of the Company, and will be wholly dependent on the Company’s ability to pay such amounts as and when they come due.

6. I understand and agree that the Letter and this Salary Deferral Election constitute an amendment to any employment agreement, offer letter, or similar agreement that I may have with the Company, and that the terms and conditions of the Letter and of this Salary Deferral Election supersede any inconsistent terms of such other agreements.

7. I understand and agree that all other terms and conditions of any employment agreement, offer letter, or similar agreement that I may have with the Company shall remain in full force and effect.

8. I understand and agree that the Letter, the Deferral Opportunity, and this Salary Deferral Election are intended to be exempt from the requirements of the Employee Retirement Income Security Act of 1974, as amended, as well as the provisions of Section 409A of the Internal Revenue Code of 1986, as amended. I understand and agree that I am solely responsible for any tax consequences that may apply to me based on the arrangement created by the Letter, the Deferral Opportunity, and this Salary Deferral Election.

This Salary Deferral Election is hereby executed by the Employee identified below, on the date set forth below.

Employee Signature

Print Employee Name

Date

Accepted and agreed to by the Company:

Geovic Mining Corp.

By:

Title:

Date:

Exhibit 10.5

September 19, 2014	VIA E-MAIL

Employee Name and Address

Re: Salary Deferral Opportunity for September 2014

Dear [Employee Name]:

As you know, we are working on a strategic partner transaction with JXTC in China that would involve the sale of our interest in the Cameroon project. We are making progress, but it would take additional time to close and is subject to a variety of conditions and approvals.

We are also working on possible transactions involving our other projects, as well as raising additional financing for the company.

Under the circumstances, we are seeking to reduce the company’s expenditures.

As part of that effort, we are presenting to you and all other salaried employees a VOLUNTARY opportunity with respect to the September payroll, as follows:

1. You may, if you choose to do so, defer one-half of your base salary compensation for the month of September 2014. If you desire to defer more than this up to your full base salary compensation for September 2014, you are also welcome to do so (but in all events you must receive on a current basis enough of your base salary to cover mandatory tax and other withholdings as estimated by the company in its sole discretion on a good-faith basis).

2. Any amount that you defer would be payable to you, along with an additional payment equal to 200% of the amount deferred (the “Deferral Inducement Amount”), on the earlier of the following: (a) receipt of proceeds from JXTC or from any other entity from the sale of our interest in the Cameroon project, (b) consummation of the acquisition of the Company by another company, (c) receipt of proceeds from a significant financing in an amount expected to be sufficient to cover the company’s cash requirement for at least 6 months, or (d) March 14, 2015. We presently anticipate that the sale event involving JXTC or any other entity, or any acquisition of the Company, or any financing event, if they occur, may not be for a number of months.

I want to emphasize that the deferral opportunity described above (the “Deferral Opportunity”) is subject to your acceptance, and is entirely VOLUNTARY.

If you desire to accept the Deferral Opportunity, please complete the attached Salary Deferral Election and return it to Shelia Short by 5:00 p.m. (MT), September 23, 2014. If you do not return the Salary Deferral Election to Shelia by that time, we will assume that you decided to not participate in the Deferral Opportunity.

Thank you very much for your consideration.

Best regards,

Michael Mason
CEO

Attachment: Salary Deferral Election Form

1

Salary Deferral Election

I,                                           (print your name), hereby elect to take advantage of the “Deferral Opportunity” set forth in the accompanying letter sent to me by Geovic Mining Corp. (the “Company”), dated September 19, 2014 (the “Letter”). My deferral election is as follows:

1. I hereby elect to defer     % (print clearly the whole percentage of September 2014 salary you wish to defer) of my base salary for the month of September 2014 (the “Deferral Amount”). I understand that the Deferral Amount can be no less than 50% of my base salary for the month and may be up to the full amount of my base salary for the month, but that in all events I will receive on a current basis enough of my base salary for September 2014 to cover my mandatory tax and other withholdings as estimated by the Company in its sole discretion on a good-faith basis.

2. I understand and agree that the Deferral Amount and the Deferral Inducement Amount (as defined in the Letter) would be paid at the time or times set forth in the Letter.

3. I have read the Letter and reviewed the Deferral Opportunity in its entirety. I have been given the opportunity to consult with tax, legal, and financial advisors prior to making this deferral election.

4. I am making this base salary deferral on a VOLUNTARY basis and of my own free will. The Company has not pressured me in any way to make or refrain from making this deferral election.

5. I understand that the Deferral Amount and the Deferral Inducement Amount will be paid from the general assets of the Company, and no cash or other property will be held in trust or set aside for me in any way. I understand further that I will have no special claim to any of the Company’s assets as a result of this deferral election. My right to receive the amount I defer and to receive the Deferral Inducement Amount shall be no greater than a general, unsecured creditor of the Company, and will be wholly dependent on the Company’s ability to pay such amounts as and when they come due.

6. I understand and agree that the Letter and this Salary Deferral Election constitute an amendment to any employment agreement, offer letter, or similar agreement that I may have with the Company, and that the terms and conditions of the Letter and of this Salary Deferral Election supersede any inconsistent terms of such other agreements.

7. I understand and agree that all other terms and conditions of any employment agreement, offer letter, or similar agreement that I may have with the Company shall remain in full force and effect.

8. I understand and agree that the Letter, the Deferral Opportunity, and this Salary Deferral Election are intended to be exempt from the requirements of the Employee Retirement Income Security Act of 1974, as amended, as well as the provisions of Section 409A of the Internal Revenue Code of 1986, as amended. I understand and agree that I am solely responsible for any tax consequences that may apply to me based on the arrangement created by the Letter, the Deferral Opportunity, and this Salary Deferral Election.

This Salary Deferral Election is hereby executed by the Employee identified below, on the date set forth below.

Employee Signature

Print Employee Name

Date

Accepted and agreed to by the Company:

Geovic Mining Corp.

By:

Title:

Date:

Exhibit 31.1

Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

CERTIFICATION

I, Michael T. Mason, Chief Executive Officer (Principal Executive Officer) certify that:

1.        I have reviewed this quarterly report on Form 10-Q of Geovic Mining Corp. for the fiscal quarter ended September 30, 2014;

2.        Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.        Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial position, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting ( as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

a.       Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared:

b.       Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervisions, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.        Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure control and procedures, as of the end of the period covered by this report based on such evaluation; and

d.       Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.       All significant deficiencies and material weaknesses in the design or operating of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.       Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: December 14, 2014	By:	/s/ Michael T. Mason
Michael T. Mason
Chief Executive Officer

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

The DA expired on March 31, 2014 and as at that date the parties had not entered into a share purchase agreement. In September 2014 the parties agreed to an extension retroactive to the original expiry of the DA through December 31, 2014. There can be no assurance that a share purchase agreement will ultimately be entered into or that the transactions contemplated therein will be completed.

        We have been closely monitoring our fixed and variable costs and have restricted such costs to those expenses that are necessary to complete activities related to securing a strategic investment for the Nkamouna Project, to identify opportunities to generate cash from our existing exploration properties and to obtain additional sources of working capital in support of such activities. Management

7

Exhibit 31.2

Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

CERTIFICATION

I, Christopher A Serin, Chief Financial Officer (Principal Financial Officer) of the Company certify that:

1.        I have reviewed this quarterly report on Form 10-Q of Geovic Mining Corp. for the fiscal quarter ended September 30, 2014;

2.        Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.        Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial position, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting ( as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

a.       Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared:

b.       Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervisions, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.        Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure control and procedures, as of the end of the period covered by this report based on such evaluation; and

d.       Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.       All significant deficiencies and material weaknesses in the design or operating of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.       Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: December 14, 2014	By:	/s/ Christopher A. Serin
Christopher A. Serin Chief Financial Officer (Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Geovic Mining Corp. (the “Company”) on Form 10-Q for the period ended September 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael T. Mason, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)      The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: December 14, 2014	By:	/s/ Michael T. Mason
Michael T. Mason Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Geovic Mining Corp. (the “Company”) on Form 10-Q for the period ended September 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Greg Hill, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)      The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: December 14, 2014	By:	/s/ Christopher A. Serin
Christopher A. Serin Chief Financial Officer

and the Board of Directors have implemented a number of cash conservation strategies for the Company and GeoCam. We have deferred payment of certain expenses and salaries in agreement with the counterparties as disclosed in Note 6. The Company has delayed payment of liabilities and has accrued, but been unable to fully pay GeoCam payroll and related benefits of approximately $0.4 million for the months of April to September 2014. As of the date of filing these liabilities remained outstanding. Due to the delayed payment of these liabilities the Company may be charged penalties in Cameroon, the amount of which cannot be currently estimated. In May 2014 the Company received notification that GeoCam employees were threatening to strike as of May 15, 2014 unless all compensation arrears were been paid in their entirety and health insurance reinstated. No formal strike took place.  On December 9, 2014 the Company received a further notification that GeoCam employees are threatening to strike as of December 15, 2014 unless all compensation arrears are paid.  The Company is communicating with the GeoCam staff. The Company has also been unable to fully pay Geovic Mining Corp. payroll and related benefits of approximately $0.27 million for the months of June to September 2014.  Further, effective August 1, 2014 the Company laid off three non-executive employees and effective September first the Company laid off one executive employee. These employees have not been paid the outstanding 2014 payroll, related benefits and unused vacation pay. On September 30, 2014, Gary R. Morris, Senior Vice President resigned and was not replaced.   The Company may have obligations under his executive employment contract.

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

Our consolidated unrestricted cash balance at September 30, 2014 was approximately $66. We are endeavoring to arrange financing which would allow us to continue work on our mineral projects and pay our transaction and other expenses. If we are unable to arrange adequate financing, we may seek to further reduce our operations while we continue efforts to monetize our investment in GeoCam, or we may cease operations which could include a bankruptcy filing. Unless we arrange additional financing, we expect to nearly exhaust our cash during December 2014.

During 2014 and 2013 the Company entered into note purchase agreements (each a “Note Purchase Agreement” and collectively the “Note Purchase Agreements”) with a number of parties, identified below, (each a “Purchaser”). Pursuant to the Note Purchase Agreements, the Company agreed to issue promissory notes (each a “Note” and collectively the “Notes”) to the Purchasers in the aggregate principal amount of $1,398 as at September 30, 2014 (December 31, 2013—$605) in consideration of the payment by each Purchaser of a purchase price equal to the principal amount of such Purchaser’s respective Note.

Each Note matures one year from the date of issuance at which time the outstanding principal amount of each Note and all accrued and unpaid interest thereon is due and payable by the Company. Interest accrues on the outstanding principal balance of each Note at the rate of 200% per annum on the Notes issued in 2013 and January 2014; 300% per annum on the Notes issued from February to August 2014 and 36% per annum on the Notes issued in September 2014.   The Company was unable to repay the amounts which became due on September 30, 2014 and subsequent and have amended the September, October and November 2014  Notes to 1% interest per month and extending the maturity to 18 months from the date of issuance.  The amendments were agreed to effective as of the original maturity date.

In June and September 2014 the Company issued additional notes in the principal amount of $30 under similar terms as noted above except at an interest rate of 150% and due at December 31, 2014.

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

8

The following table summarizes the principal amounts of the Notes issued and outstanding as of September 30, 2014 and December 31, 2013 and identifies the parties to which the Notes have been issued:

	September 30, 2014	December 31, 2013
Richard G. Buckovic.............................................................	$ 130	$ 100
Norman C. Rose.....................................................................	30	30
M N Rose Shelter Credit Trust.............................................	40	40
Paul D. Rose............................................................................	60	60
Dragon’s Fire Investments LLC..........................................	275	225
Thorne Bush Investments LLC...........................................	648	150
Airlie Road Investors LLC....................................................	75	—
David/Bette McKibben.........................................................	50	—
John/Jean Anderson..............................................................	20	—
Bill Shaffer..............................................................................	35	—
Decker JE Halstead, Revocable Living Trust....................	25	—
Rodney/Eileen Phillips........................................................... ..............................................................................................	10	—
Fintech Limited.......................................................................	30	—

Total Short-Term Debt Notes............................................	$ 1,428	$ 605

The following table summarizes the amended maturity dates of the Notes issued and outstanding as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
September 30, 2014...................................................................	$ —	$ 120
October 31, 2014........................................................................	—	110
November 30, 2014...................................................................	—	125
December 31, 2014....................................................................	280	250
January 31, 2015.......................................................................	125	—
February 28, 2015......................................................................	150	—
March 31, 2015..........................................................................	170	—
April 30, 2015.............................................................................	255	—
May 31, 2015.............................................................................	355	—
June 30, 2015..............................................................................	50	—
August 31, 2015.........................................................................	13	—
September 30, 2015...................................................................	30	—

Total Short-Term Debt Notes................................................	$ 1,428	$ 605

Our near-term expenses could be greater than projected and we may be unable to generate additional proceeds through the sale of part or all of our interest in the Nkamouna Project to a strategic partner or future business transactions on our exploration prospects. We may not be successful in completing such a sale on a timely basis, or in entering into sale or joint venture transactions involving our other exploration prospects on acceptable terms. Further, possible transactions to raise additional capital through the issuance of equity may not be available and would be dilutive to our stockholders. If we are unable to obtain additional capital, we will need to seek to further curtail our operations, to the extent possible, in order to preserve working capital, which could materially harm our business and our ability to achieve cash flow in the future, and we may need to cease operations, which could include a bankruptcy filing. Unless we arrange additional financing, we expect to nearly exhaust our cash during December 2014.

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

9

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

10